Form 10-Q
period 1998-07-31
METALLURG HOLDINGS INC
filed 1998-09-15
CIK 1067054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q 1
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 1998

                                                     OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    -------------

                            METALLURG HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                             23-29675771
-------------------------------                             ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                           800 The Safeguard Building
                              435 Devon Park Drive
                            Wayne, Pennsylvania 19087
                    ---------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (610) 293-0838
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes /  /  No / X /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                       Yes X   No
                                          ---    ---

At September 9, 1998, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,500 shares of Series B Non-Voting Preferred Stock, $.01 par value.

1 As of the date hereof, the Company is not required by law under the Securities Exchange Act of 1934, as amended (the "Exchange Act") to file this form with the Securities and Exchange Commission (the "SEC"). However, pursuant to Section
4.02 of the Indenture, dated as of July 13, 1998, by and between the Company and United States Trust Company of New York, as trustee, the Company is required to file with the SEC such information, documents and other reports as are specified under Section 13 and 15(d) of the Exchange Act. The Company has chosen to fulfill its obligations under such Indenture by filing this report on form 10-Q with the SEC.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------

Part I.    FINANCIAL INFORMATION:

           Item 1 -  Financial Statements (Unaudited)

                Condensed Statement of Consolidated Operations of Metallurg Holdings,
                Inc. for the Period June 10, 1998 (inception) to July 31, 1998                                3

                Condensed Statements of Consolidated Operations of Metallurg, Inc.
                for the Quarter and the Two Quarters Ended July 31, 1998 and for
                the Quarters Ended July 31, 1997 and March 31, 1997                                           4

                Condensed Statement of Consolidated Comprehensive Income of
                Metallurg Holdings, Inc. for the Period June 10, 1998 (inception) to
                July 31, 1998                                                                                 5

                Condensed Statements of Consolidated Comprehensive Income of
                Metallurg, Inc. for the Quarter and the Two Quarters Ended July 31,
                1998 and for the Quarters Ended July 31, 1997 and March 31, 1997                              6

                Condensed Consolidated Balance Sheet of Metallurg Holdings at
                July 31, 1998                                                                                 7

                Condensed Consolidated Balance Sheets of Metallurg, Inc. at
                July 31, 1998 and January 31, 1998                                                            8

                Condensed Consolidated Balance Sheet of Metallurg, Inc. at
                March 31, 1997                                                                                9

                Condensed Statement of Consolidated Cash Flows of Metallurg Holdings,
                Inc. for the Period June 10, 1998 (inception) to July 31, 1998                                10

                Condensed Statements of Consolidated Cash Flows of Metallurg, Inc.
                for the Two Quarters Ended July 31, 1998 and for the Quarters Ended
                July 31, 1997 and March 31, 1997                                                              11

                Notes to Condensed Unaudited Consolidated Financial Statements                             12 - 16

           Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                              17 - 22


Part II.   OTHER INFORMATION

           Item 6. (a)     EXHIBITS                                                                           23

                6. (b)   REPORT ON FORM 8-K                                                                   23

           Signature Page                                                                                     24

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


                                                                                  For the Period
                                                                                   June 10, 1998
                                                                                  (inception) to
                                                                                   July 31, 1998
                                                                                -----------------
Total revenue ................................................................           $ 2,274
                                                                                -----------------
Operating costs and expenses:
    Cost of sales ............................................................             2,174
    Selling, general and administrative expenses .............................               964
    Merger costs .............................................................             4,416
                                                                                -----------------
    Total operating costs and expenses .......................................             7,554
                                                                                -----------------

      Operating loss .........................................................            (5,280)

Interest expense, net ........................................................               833
                                                                                -----------------
Loss before income tax provision ..............................................           (6,113)

Income tax benefit ...........................................................             1,497
                                                                                -----------------
Net loss .....................................................................           $(4,616)
                                                                                -----------------
                                                                                -----------------





       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands)
-------------------------------------------------------------------------------

                                                                                                           Predecessor
                                                                Reorganized Company                          Company
                                              --------------------------------------------------------- -----------------
                                                   Quarter          Two Quarters          Quarter
                                                    Ended              Ended               Ended          Quarter Ended
                                                July 31, 1998      July 31, 1998       July 31, 1997      March 31, 1997
                                                 (Unaudited)        (Unaudited)         (Unaudited)         (Audited)
                                               ---------------     --------------      --------------     ---------------
Total revenue ..............................            $170,013           $337,843           $166,879            $155,587

Operating costs and expenses:
    Cost of sales ..........................             142,671            281,679            142,135             134,060
    Selling, general and administrative
       expenses ............................              15,147             29,908             14,427              15,046
    Merger costs ...........................               4,416              4,416                  -                   -
                                                 ---------------     --------------      -------------      --------------
    Total operating costs and expenses .....             162,234            316,003            156,562             149,106
                                                 ---------------     --------------      -------------      --------------
      Operating income .....................               7,779             21,840             10,317               6,481

Other income (expense):

    Other income (expense), net ...........                 (333)               545                (76)              3,179
    Interest expense, net ..................              (2,544)            (4,616)            (1,479)               (245)
    Reorganization expense .................                   -                  -                  -              (2,663)
    Fresh-start revaluation ................                   -                  -                  -               5,107
                                                 ---------------     --------------      -------------      --------------

Income before income tax provision and
extraordinary item..........................               4,902             17,769              8,762              11,859

Income tax provision (benefit) .............               3,404              9,481              5,111              (3,063)
                                                 ---------------     --------------      -------------      --------------
Income before extraordinary item                           1,498              8,288              3,651              14,922
Extraordinary item .........................                   -                  -                  -              43,032
                                                 ---------------     --------------      -------------      --------------
Net income .................................            $  1,498            $ 8,288            $ 3,651             $57,954
                                                 ---------------     --------------      -------------      --------------
                                                 ---------------     --------------      -------------      --------------



       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------




                                                                                  For the Period
                                                                                   June 10, 1998
                                                                                  (inception) to
                                                                                   July 31, 1998
                                                                                -------------------
Net loss......................................................................             $ (4,616)
Other comprehensive income ...................................................                    -
                                                                                -------------------
Comprehensive loss ...........................................................              $(4,616)
                                                                                -------------------
                                                                                -------------------





       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)
-------------------------------------------------------------------------------

                                                                                                         Predecessor
                                                               Reorganized Company                         Company
                                            ---------------------------------------------------------  ------------------
                                                 Quarter          Two Quarters          Quarter
                                                  Ended               Ended              Ended          Quarter Ended
                                              July 31, 1998       July 31, 1998      July 31, 1997      March 31, 1997
                                               (Unaudited)         (Unaudited)        (Unaudited)         (Audited)
                                            ------------------- ------------------ ------------------  ------------------
Net income .................................            $1,498             $8,288              $3,651            $57,954
Other comprehensive income (loss):
    Foreign currency translation
       adjustment (a).......................            (1,152)            (1,076)              1,245             (1,224)
                                            ------------------- ------------------ ------------------  -----------------
Comprehensive income .......................            $  346            $ 7,212             $ 4,896            $56,730
                                            ------------------- ------------------ ------------------  ------------------
                                            ------------------- ------------------ ------------------  ------------------






(a) The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.






       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


                                                                                    July 31,
                                                                                      1998
                                                                             ----------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................       $  46,482
   Accounts and notes receivable, net ......................................          95,192
   Inventories .............................................................         121,651
   Other assets ............................................................          16,055
                                                                             ----------------
      Total current assets .................................................         279,380
Property, plant and equipment, net .........................................          43,851
Goodwill ...................................................................          99,015
Other assets ...............................................................          23,609
                                                                             ----------------
      TOTAL ................................................................        $445,855
                                                                             ----------------
                                                                             ----------------
LIABILITIES
Current liabilities:
   Short-term debt and current portion of long-term debt ...................       $   1,868
   Trade payables ..........................................................          59,226
   Accrued expenses ........................................................          32,945
   Other current liabilities ...............................................           9,262
                                                                             ----------------
      Total current liabilities ............................................         103,301
                                                                             ----------------
Long-term debt .............................................................         168,234
Accrued pension liabilities ................................................          38,134
Environmental liabilities, net .............................................          37,161
Other liabilities ..........................................................           6,618
                                                                             ----------------
      Total long-term liabilities ..........................................         250,147
                                                                             ----------------

      Total liabilities ....................................................         353,448
                                                                             ----------------

SHAREHOLDERS' EQUITY
Common and preferred stock .................................................               -
Additional paid-in capital .................................................          97,023
Retained earnings (deficit) ................................................          (4,616)
                                                                             ----------------
   Total shareholders' equity ..............................................          92,407
                                                                             ----------------
      TOTAL ................................................................        $445,855
                                                                             ----------------
                                                                             ----------------





       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

                                                                            Reorganized Company
                                                                 ------------------------------------------
                                                                       July 31,             January 31,
                                                                         1998                  1998
                                                                 -------------------    --------------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................               $ 44,423              $ 43,003
   Accounts and notes receivable, net .........................                 95,192                83,931
   Inventories ................................................                121,651               117,589
   Other assets ...............................................                 15,708                14,239
                                                                 ---------------------  ---------------------
      Total current assets ....................................                276,974               258,762
Property, plant and equipment, net ............................                 43,851                41,502
Other assets ..................................................                 20,505                19,522
                                                                 ---------------------  ---------------------
      TOTAL ...................................................               $341,330              $319,786
                                                                 ---------------------  ---------------------
                                                                 ---------------------  ---------------------
LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt .......................................              $   1,868              $  4,016
   Trade payables .............................................                 59,226                51,308
   Accrued expenses ...........................................                 31,559                30,575
   Other current liabilities ..................................                  9,262                 5,106
                                                                 ---------------------  ---------------------
      Total current liabilities ...............................                101,915                91,005
                                                                 ---------------------  ---------------------

Long-term debt ................................................                102,641               103,133
Accrued pension liabilities ...................................                 38,134                38,351
Environmental liabilities, net ................................                 37,161                38,527
Other liabilities .............................................                  6,618                 6,999
                                                                 ---------------------  ---------------------
      Total long-term liabilities .............................                184,554               187,010
                                                                 ---------------------  ---------------------

      Total liabilities .......................................                286,469               278,015
                                                                 ---------------------  ---------------------

SHAREHOLDERS' EQUITY
Common stock ..................................................                      -                    50
Additional paid-in capital ....................................                 46,137                40,209
Accumulated other comprehensive income (loss)..................                   (403)                  673
Retained earnings .............................................                  9,127                   839
                                                                 ---------------------  ---------------------
   Total shareholders' equity .................................                 54,861                41,771
                                                                 ---------------------  ---------------------
      TOTAL ...................................................               $341,330              $319,786
                                                                 ---------------------  ---------------------
                                                                 ---------------------  ---------------------



       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

The effect of the consummation of the Plan and the implementation of fresh-start reporting on Metallurg's consolidated balance sheet as of March 31, 1997 was as follows:

                                                                                            Adoption of         Opening
                                                    Prior to Joint         Effects of       Fresh-Start         Balance
                                                   Plan Effectiveness     Joint Plan (a)      Reporting           Sheet
                                                   -------------------   ----------------   ---------------    ---------
  ASSETS
  Current Assets:
     Cash and cash equivalents ..................           $ 66,670          $(36,330)                       $ 30,340
     Trade receivable, less allowance for
       doubtful accounts ........................             94,255              (105)                         94,150
     Inventories ................................            109,258             -                             109,258
     Prepaid expenses and other current assets ..             16,382               180        $  (250)(b)       16,312
     Assets held for sale .......................                341             -                839 (b)        1,180
                                                     ---------------   ----------------   ---------------  ------------
        Total current assets ....................            286,906           (36,255)           589          251,240
  Investments in affiliates......................              2,779             -             (1,318)(c)        1,461
  Property, plant and equipment, net ............             42,348             -             (3,441)(c)       38,907
  Other assets ..................................             14,243               614           (761)(c)       14,096
                                                     ---------------   ----------------   ---------------  ------------

        Total ...................................           $346,276          $(35,641)       $(4,931)        $305,704
                                                     ---------------   ----------------   ---------------  ------------
                                                     ---------------   ----------------   ---------------  ------------
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
     Short-term debt ............................           $ 13,500                                          $ 13,500
     Current portion of long-term debt ..........              1,277                                             1,277
     Trade payables .............................             55,947                                            55,947
     Accrued expenses ...........................             22,736            $2,338           $277 (b)       25,351
     Current portion of environmental
       liabilities ................................            5,270             -               -               5,270
     Taxes payable ..............................              7,136              (557)          -               6,579
                                                     ---------------   ----------------   ---------------  ------------
        Total current liabilities ...............            105,866             1,781            277          107,924
                                                     ---------------   ----------------   ---------------  ------------
  Long-term Liabilities:
     Long-term debt .............................              4,248            47,463                          51,711
     Accrued pension liabilities ................             39,610            (1,345)         2,825 (b)       41,090
     Environmental liabilities, net .............             37,495             5,370           -              42,865
     Other liabilities ..........................             10,293             -              1,821 (b)       12,114
                                                     ---------------   ----------------   ---------------  ------------
        Total long-term liabilities .............             91,646            51,488          4,646          147,780
                                                     ---------------   ----------------   ---------------  ------------
  Liabilities Subject to Compromise                          180,247          (180,247)          -                 -
                                                     ---------------   ----------------   ---------------  ------------
        Total liabilities .......................            377,759          (126,978)         4,923          255,704
                                                   --------------------------------------------------------------------
  Commitments and Contingencies .................

  Shareholders' Equity (Deficit): ................
     Common stock ...............................                 20                30           -                  50
     Additional paid in capital .................              -                49,950           -              49,950
     Cumulative foreign currency
         translation adjustment .................             14,531                56        (14,587)(d)          -
     Retained (deficit) earnings ................            (46,034)           41,301          4,733 (d)          -
                                                     ---------------   ----------------   ---------------  ------------
        Total shareholders' equity (deficit) ....            (31,483)           91,337         (9,854)          50,000
                                                     ---------------   ----------------   ---------------  ------------
        Total ...................................           $346,276          $(35,641)       $(4,931)        $305,704
                                                     ---------------   ----------------   ---------------  ------------
                                                     ---------------   ----------------   ---------------  ------------

      Notes:
      ------
 (a) To record the distribution of cash and securities, the settlement of liabilities subject to compromise and other transactions in accordance with the Plan.
 (b)  To adjust assets and liabilities to their estimated fair value.
 (c) To reduce long-term assets for the excess of the fair value of identifiable net assets over the total reorganization value as of the Effective Date.
 (d) To eliminate the accumulated deficit and cumulative foreign currency translation adjustment in accordance with fresh-start reporting.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------



                                                                                  For the Period
                                                                                   June 10, 1998
                                                                                  (inception) to
                                                                                  July 31, 1998
                                                                                  -------------
Cash Flows from Operating Activities:
Net loss .......................................................................        $(4,616)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization of executive stock awards ........................................           354
  Depreciation and amortization .................................................           221
  Interest accretion on Discount Notes ..........................................           416
  Equity in undistributed earnings of subsidiaries ..............................         3,962
                                                                                   -------------
    Total .......................................................................           337

Change in operating assets and liabilities:
  Increase in trade receivables .................................................        (1,719)
  Increase in trade payables and accrued expenses ...............................         1,386
                                                                                   -------------
    Net cash  provided by operating activities ..................................             4
                                                                                   -------------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment ....................................            (3)
  Cash paid for acquisition of Metallurg, Inc., net of cash acquired ............      (103,644)
                                                                                   -------------
    Net cash used in investing activities .......................................      (103,647)
                                                                                   -------------

Cash Flows from Financing and Merger Activities:
  Capital contribution ..........................................................        97,023
  Proceeds from long-term debt, net .............................................        62,895
  Payment for cancellation of compensatory options ..............................        (3,541)
  Payment of fees associated with the solicitation of consents
      from Senior Note holders ..................................................          (625)
  Payment of merger costs .......................................................        (5,627)
                                                                                   -------------
     Net cash provided by financing and merger activities .......................       150,125
                                                                                   -------------
Net increase in cash and cash equivalents .......................................        46,482
Cash and cash equivalents - beginning of period .................................             -
                                                                                   -------------
Cash and cash equivalents - end of period .......................................       $46,482
                                                                                   -------------
                                                                                   -------------









       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED) (In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Predecessor
                                                                       Reorganized Company            Company
                                                                ----------------------------------  ---------------
                                                                  Two Quarters       Quarter          Quarter
                                                                     Ended            Ended            Ended
                                                                    July 31,         July 31,        March 31,
                                                                      1998             1997             1997
                                                                ----------------------------------  ----------------
Cash Flows from Operating Activities:
Net income ...................................................            $8,288           $3,651          $57,954
Adjustments to reconcile net income to net cash provided by
operating activities: ........................................
  Executive stock awards .....................................               750              500              500
  Extraordinary item .........................................                 -                -          (43,032)
  Fresh-start revaluation ....................................                 -                -           (5,107)
  Depreciation and amortization ..............................             4,282            1,962            2,143
  Gain on sale of assets .....................................              (592)              (6)          (3,266)
  Reorganization expense, net of payments ....................              (144)          (3,989)           1,538
  Deferred income taxes ......................................             2,029            1,661           (3,767)
  Provision for doubtful accounts ............................               606               61              162
  Provision for environmental costs, net of payments .........            (1,006)            (393)            (256)
  Other, net .................................................             2,791            1,628            3,057
                                                                ----------------   --------------   ---------------
    Total ....................................................            17,004            5,075            9,926

Change in operating assets and liabilities:
  (Increase) decrease in trade receivables ...................           (12,596)           8,032          (20,272)
  Increase in inventories ....................................            (5,774)          (8,953)          (6,120)
  Decrease (increase) in other current assets ................             1,586            1,769             (355)
  Increase (decrease) in trade payables and accrued expenses .            16,542           (2,890)          18,895
  Decrease in prepetition liabilities ........................                 -                -              (39)
  Receipt from environmental trust, net ......................                 -                -            5,928
  Other assets and liabilities, net ..........................            (8,270)            (523)          (1,547)
                                                                ----------------   --------------   ---------------
    Net cash provided by operating activities ................             8,492            2,510            6,416
                                                                ----------------   --------------   ---------------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment .................            (6,998)          (3,309)          (2,774)
  Proceeds from asset sales ..................................             1,286            1,205            4,966
  Other, net .................................................            (2,254)              33              (25)
                                                                ----------------   --------------   ---------------
    Net cash (used in) provided by investing activities ......            (7,966)          (2,071)           2,167
                                                                ----------------   --------------   ---------------

Cash Flows from Financing, Merger and Reorganization
  Activities:
  Capital contribution from Safeguard ........................             3,541                -                -
  Cash distribution pursuant to plan of reorganization .......                 -                -          (59,366)
  Drawdown of prepetition letters of credit ..................                 -                -            9,700
  Proceeds from long-term debt, net ..........................                 -                -            8,100
  Net short-term borrowings...................................            (1,851)          (1,608)           1,062
  Repayment of long-term debt ................................              (548)             (83)            (487)
                                                                ----------------   --------------   ---------------
    Net cash provided by (used in) financing and
       reorganization activities .............................             1,142           (1,691)         (40,991)
                                                                ----------------   --------------   ---------------
Effects of exchange rate changes on cash and cash
  equivalents ................................................              (248)              75             (526)
                                                                ----------------   --------------   ---------------
Net increase (decrease) in cash and cash equivalents .........             1,420           (1,177)         (32,934)
Cash and cash equivalents - beginning of period ..............            43,003           30,340           63,274
                                                                ----------------   --------------   ---------------
Cash and cash equivalents - end of period ....................           $44,423          $29,163          $30,340
                                                                ----------------   --------------   ---------------
                                                                ----------------   --------------   ---------------


       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      Metallurg Holdings, Inc.'s ("Metallurg Holdings") accompanying condensed unaudited consolidated financial statements as of July 31, 1998 and for the period ended July 31, 1998 include the accounts of Metallurg Holdings and its majority-owned subsidiaries (collectively, the "Company"). Metallurg, Inc.'s condensed consolidated financial statements for the quarters ended July 31, 1998 (unaudited), July 31, 1997 (unaudited) and March 31, 1997 (audited), the two quarters ended July 31, 1998 (unaudited) and as of July 31, 1998 (unaudited), January 31, 1998 (audited) and
      March 31, 1997 (audited) include the accounts of Metallurg, Inc. and its majority-owned subsidiaries ("Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board ("APB") Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

      On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Plan") of Metallurg, Inc. and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("Shieldalloy"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, Metallurg has reflected the effects of the Plan consummation as of March 31, 1997. As a result of the consummation of the Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Plan are referred to as the "Predecessor Company". Financial statements for periods subsequent to March 31, 1997 are referred to as the "Reorganized Company". The financial statements of Metallurg after consummation of the Plan are not comparable to Metallurg's financial statements of prior periods.

      Metallurg Holdings and Metallurg, the two holding companies, report on a fiscal year ending January 31. The operating subsidiaries report on a one-month lag. Accordingly, the period ended July 31, 1998 includes (i) the results of Metallurg Holdings from its inception (June 10, 1998) to July 31, 1998 (a loss of $654,000) and (ii) the results of Metallurg, Inc., the holding company, for the period subsequent to the Merger, as defined below (a loss of $3,962,000). The results of Metallurg's operating subsidiaries are not included in these results. The results of operations of Metallurg for the quarter ended July 31, 1998 includes operating subsidiaries' results for the period April 1, 1998 to June 30, 1998 and Metallurg, Inc.'s, the holding company's, results for the period May 1, 1998 to July 31, 1998. The results of operations of Metallurg for the two quarters ended July 31, 1998 include the operating subsidiaries' results from January 1, 1998 to June 30, 1998 and Metallurg, Inc.'s, the holding company's, results from February 1, 1998 to July 31, 1998. The consolidated balance sheet at July 31, 1998 reflects the positions of Metallurg Holdings and Metallurg, Inc. at July 31, 1998 and of Metallurg's operating subsidiaries at June 30, 1998. Metallurg changed its reporting period on April 1, 1997. Accordingly, the quarter ended July 31, 1997 includes three months of operating results for the operating subsidiaries plus, in this transitional period, an additional month of operating results of Metallurg, Inc., the holding company, in the amount of an $803,000 loss.

2.    The Acquisition Transactions

      Metallurg Holdings, a Delaware corporation formed on June 10, 1998, is a wholly owned subsidiary of a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. (the "Merger"). Metallurg, founded in 1911, is a leading international producer and seller of high-quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys and chemicals and other metal consuming industries.

      At the time of the Merger, each outstanding share of Metallurg common stock, par value $0.01 per share, was converted into the right to receive $30 in cash, representing an aggregate cash price of approximately $152.2 million (including payments for cancellation of compensatory options). Metallurg Holding's purchase of Metallurg was recorded under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The total value of the transaction, including existing indebtedness and environmental, pension and other liabilities, net of cash, was approximately $300 million. The excess of the purchase price over the fair value of the net assets acquired is approximately $99.2 million and is being amortized over a period of 20 years.

      In order to finance the Merger, (i) Safeguard and certain of its limited partners contributed approximately $97.0 million of capital to Metallurg Holdings (the "Equity Contribution"); and (ii) Metallurg Holdings received approximately $62.9 million net proceeds upon consummation of the offering of $121.0 million aggregate principal amount at maturity of 12 3/4% Senior Discount Notes due 2008 (the "Discount Notes") in a Rule 144A private placement to qualified institutional investors (the "Offering"). As used herein, the term "Acquisition Transactions" means the Equity Contribution, the Offering, the Merger, the Consent Solicitation (as defined herein) and the execution of a supplemental indenture to the indenture governing Metallurg, Inc.'s 11% Senior Notes due 2007 (the "Senior Notes").

      In connection with the Merger, Metallurg received the consents (the "Consent Solicitation") of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note Indenture to reflect the post-Merger ownership of Metallurg.

      For further information, see the financial statements and footnotes thereto included in Metallurg, Inc.'s Form 10-Q for the quarter ended July 31, 1998 and report on Form 10-K for the period ended January 31, 1998.


3.    Change of Control

      Pursuant to existing employment agreements between Metallurg and Michael
      A. Standen, J. Richard Budd, Michael A. Banks, Barry C. Nuss and Eric L. Schondorf, each of these individuals is, in certain circumstances, entitled to payments of $1.2 million, $474,300, $321,300, $321,300 and
      $313,650, respectively, if their employment is terminated by them or by the surviving company in accordance with the terms of their respective employment agreements following the Merger. See Metallurg's Annual Report on Form 10-K for the year ended January 31, 1998 which has been filed with the Securities and Exchange Commission for a discussion of these employment agreements and of certain other benefits to which these employees may become entitled in the event of their termination.

      As of August 10, 1998, Mr. Standen resigned as Metallurg's President and chief executive officer and therefore became entitled to the payments set forth in his contract, including the payments described above.

     No other member of management has agreed to waive his right to receive the payments described above and, therefore additional payments may need to be made under existing contractual arrangements as described above.

4.   Capitalization

     The total number of shares of all classes of stock which Metallurg Holdings is authorized to issue is 50,000 shares, of which 30,000 shares shall be Common Stock, $.01 par value ("Common Stock"), 10,000 shares shall be Series A Voting Convertible Preferred Stock, $.01 par value ("Series A Preferred Stock") and 10,000 shares shall be Series B Non-Voting Preferred Stock, $.01 par value ("Series B Preferred Stock"). At July 31, 1998, no Common Stock was issued and outstanding; however, 5,202.335 shares of Series A Preferred Stock and 4,500 shares of Series B Preferred Stock were issued and outstanding.

5.   Earnings Per Share

     The presentation of earnings per share is not meaningful since 100% of the capital stock of the Company is owned by a group of investors led by and including Safeguard.

6.   Inventories

     Inventories, net of reserves, consist of the following (in thousands):

                                                                  Metallurg
                                                                   Holdings                 Metallurg
                                                               ----------------   --------------------------------
                                                                   July 31,        January 31,       March 31,
                                                                     1998             1998             1997
                                                               ----------------   --------------   ---------------
           Raw materials ......................................        $ 29,751         $ 32,938         $ 21,769
           Work in process ....................................           2,551            1,981            2,330
           Finished goods .....................................          84,523           77,473           80,500
           Other ..............................................           4,826            5,197            4,659
                                                               ----------------   --------------   ---------------
              Total ...........................................        $121,651         $117,589         $109,258
                                                               ----------------   --------------   ---------------
                                                               ----------------   --------------   ---------------



7.   Pro Forma Results

     The pro forma information presented here is based upon the historical financial statements of Metallurg included elsewhere herein. The pro forma information illustrate the estimated effects of (i) the adoption of fresh-start reporting following the consummation of the Plan, (ii) the issuance of the Senior Notes of Metallurg due 2007 and the application of the proceeds related thereto, (iii) the issuance of the 12 3/4% Senior Discount Notes of Metallurg Holdings due 2008 and (iv) the Merger and the transactions related thereto (collectively, the "Pro Forma Transactions"), as if each of the listed transactions had occurred as of January 1, 1997.

                                                                Two Quarters       Quarter           Quarter
                                                                   Ended            Ended             Ended
                                                                  July 31,         July 31,         March 31,
                                                                    1998             1997              1997
                                                              ----------------   ---------------   ----------------
      Revenues ...............................................       $ 337,843        $ 166,879          $ 155,587
      Operating income .......................................       $  24,007        $   8,594          $   6,056
      Net income (loss) ......................................       $   5,846        $  (2,258)         $   2,713

     The pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the Pro Forma Transactions taken place at the beginning of the respective periods or the future operating results of the Company.

     This Merger has been accounted for under the purchase method of accounting and accordingly, the results of operations of Metallurg have been included in the accompanying consolidated financial statements since the date of the Merger. The cost of the Merger was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The purchase price allocation has been completed on a preliminary basis. Management does not believe that changes in the purchase price allocation will be material.

     The pro forma adjustments include the amortization of goodwill over 20 years, interest expense due to the issuance of the Discount Notes and the retirement of certain debt, certain overhead expenses and the tax effect of the pro forma adjustments.


8.   Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company will adopt this standard in the fourth quarter of 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits". SFAS No. 132 changes current financial disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company will adopt this standard in the fourth quarter of 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

9.    Commitments and Contingencies

      The Company continues defending various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                      OF OPERATIONS



Overview - On July 13, 1998, Metallurg Holdings, a Delaware corporation formed on June 10, 1998 by Safeguard and institutional co-investors, acquired Metallurg. Effective March 31, 1997, Metallurg implemented fresh-start reporting relating to its emergence from bankruptcy. Accordingly, all assets and liabilities were restated to reflect their respective fair values and the consolidated financial statements subsequent to that date include the related amortization of credits associated with the fair value adjustments. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods.

Metallurg's period ended July 31, 1998 includes operating subsidiaries' results for the period April 1, 1998 to June 30, 1998 and the holding company's results for the period May 1, 1998 to July 31, 1998. Metallurg's year-to-date financial statements ended July 31, 1998 include the operating subsidiaries' results from January 1, 1998 to June 30, 1998 and the holding company's results from February 1, 1998 to July 31, 1998. The consolidated balance sheet data of the Company at July 31, 1998 reflect the financial position of Metallurg, Inc. and Metallurg Holdings, Inc. at July 31, 1998 and the operating subsidiaries at June 30, 1998.

In addition, as a result of Metallurg's change in its fiscal year from a calendar year to January 31, effective as of April 1, 1997, the consolidated operating results of Metallurg for the quarter ending July 31, 1997 include the results of Metallurg, Inc., the parent holding company, for the four month period ended July 31, 1997 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the three month period ended June 30, 1997. The consolidated balance sheet data of the Company at July 31, 1997 reflect the financial position of Metallurg, Inc. at July 31, 1997 and the operating subsidiaries at June 30, 1997.

METALLURG HOLDINGS' RESULTS OF OPERATIONS -- PERIOD ENDED JULY 31, 1998

The net loss of $4.6 million was primarily attributable to the Merger costs of $4.4 million. These costs included (a) $3.5 million for payment to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Senior Note Indenture and to amend the Indenture to reflect the post-Merger ownership of Metallurg; and (c) $0.3 million of other merger costs.

Metallurg Inc.'s Results of Operations - Quarter Ended July 31, 1998 Compared to Quarter Ended July 31, 1997 and Quarter Ended April 30, 1998 Compared to Quarter Ended March 31, 1997

The following presentation of the Management, Discussion and Analysis for results of operations are for Metallurg, Inc. and its consolidated subsidiaries and do not include the results of operations for Metallurg Holdings. As stated previously, Metallurg Holdings was formed on June 10, 1998 for the purpose of consummating the acquisition of Metallurg, Inc., which was completed on July 13, 1998.

Total Revenues
--------------
Total revenues for Metallurg increased by 1.9%, from $166.9 million in the quarter ended July 31, 1997 to $170.0 million in the quarter ended July 31, 1998. Increased volume and selling prices of ferrovanadium accounted for most of the increase. In addition, revenues from increased sales of ferrotitanium and chromium metal, due primarily to increased volume, more than offset a reduction in sales of low carbon ferrochrome, ferroboron and polishing powders due primarily to increased price competition.

Total revenues for Metallurg increased by 7.9%, from $155.6 million in the first quarter of 1997 to $167.8 million in the first quarter of 1998. Increased volume and selling prices of ferrovanadium accounted for substantially all of the increase. In addition, revenues from increased sales of ferrotitanium and low carbon ferrochrome, due primarily to increased volume, more than offset a reduction in sales of ferroboron and polishing powders due to increased price competition.

Gross Margins
-------------
Gross margins increased from $24.7 million in the quarter ended July 31, 1997 to $27.3 million in the quarter ended July 31, 1998, an increase of 10.5%, due principally to the price and volume increases in ferrovanadium and ferrotitanium. In aluminum master alloys and compacted products, a slight decrease in volume was more than offset by improvements in product mix and selling prices. Improvement in gross margins was partially offset by decreases in low carbon ferrochrome margins resulting from lower selling prices and less favorable product mix. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in each of the quarters ended July 31, 1998 and 1997 by $0.3 million and increasing gross margins by an equal amount.

Gross margins increased from $21.5 million in the first quarter of 1997 to $28.8 million in the first quarter of 1998, an increase of 33.9%, due principally to the price and volume increases discussed above. In aluminum master alloys and compacted products, a slight decrease in volume was more than offset by improvements in product mix and selling prices, which offset negative production variances. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in the quarter ended April 30, 1998 by $0.3 million and increasing gross margins by an equal amount.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses ("SG&A") increased from $14.4 million in the quarter ended July 31, 1997 to $15.1 million in the quarter ended July 31, 1998, an increase of 5.0%. For the quarter ended July 31, 1997, SG&A represented 8.7% of Metallurg's sales compared to 8.9% for the quarter ended July 31, 1998. SG&A were higher in 1998 due partly to the accelerated amortization of awards under the Stock Award and Stock Option Plan of Metallurg issued in connection with the consummation of the Plan.

SG&A decreased from $15.0 million in the first quarter of 1997 to $14.8 million in the first quarter of 1998, a decrease of 1.9%. For the first quarter of 1997, SG&A represented 9.7% of Metallurg's sales compared to 8.8% for the first quarter of 1998. SG&A was higher in 1997 due to increased bonus accruals and Stock Awards incurred in connection with the consummation of the Plan and additional costs related to the audit of March 31, 1997 financial statements.

Operating Income
----------------
Operating income decreased from $10.3 million in the quarter ended July 31, 1997 to $7.8 million in the quarter ended July 31, 1998, a decrease of 24.6%. The decrease results almost entirely from the merger costs of $4.4 million incurred in July 1998. These costs included (a) $3.5 million for payments to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Senior Note Indenture and to amend the Indenture to reflect the post-Merger ownership of Metallurg, Inc.; and (c) $0.3 million of other merger costs.

Operating income increased from $6.5 million for the first quarter of 1997 to $14.1 million for the first quarter of 1998, an increase of 117.0%. The increase resulted from the improvement in gross margins and decrease in SG&A, mentioned above.

Interest Income (Expense), Net
------------------------------
Interest income (expense), net is as follows (in thousands):

                                                        Quarter          Quarter              Quarter           Quarter
                                                         Ended            Ended                Ended             Ended
                                                       July 31,         April 30,             July 31,         March 31,
                                                         1998              1998                 1997             1997
                                                    ---------------- -----------------  ------------------   --------------
      Interest income ...........................          $    820          $    828             $    947          $ 1,461
      Interest expense ...........................           (3,364)           (2,900)              (2,426)          (1,706)
                                                    ---------------- -----------------  ------------------   --------------

         Interest income (expense), net .........           $(2,544)          $(2,072)             $(1,479)         $  (245)
                                                    ---------------- -----------------  ------------------   --------------
                                                    ---------------- -----------------  ------------------   --------------


Interest expense increased significantly in 1998. In each of the first two quarters of 1998, Metallurg accrued approximately $2.8 million of interest expense on $100 million aggregate principal amount of its 11% senior notes due 2007 (the "11% Senior Notes"), which were issued in November 1997. Metallurg used a portion of the proceeds from the 11% Senior Notes to retire $39.5 million of the then outstanding 12% Senior-Secured Notes of Metallurg, Inc. due 2007 (the "12% Senior-Secured Notes"). In each of the first two quarters of 1997, Metallurg accrued approximately $1.2 million of interest expense on these 12% Senior-Secured Notes. Metallurg did not accrue interest on debt incurred prior to entering Chapter 11 proceedings. As a result, approximately $2.1 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, was not reflected in the quarter ended March 31, 1997.

Income Tax Provision (Benefit):
-------------------------------
Income tax provision, net of tax benefits, is as follows (in thousands):

                                                        Quarter          Quarter              Quarter          Quarter
                                                         Ended            Ended                Ended            Ended
                                                       July 31,         April 30,             July 31,        March 31,
                                                         1998              1998                 1997             1997
                                                    ---------------- -----------------  ------------------   --------------

      Total current .............................            $2,512            $4,690               $2,410         $    704
      Total deferred .............................              892             1,387                2,701           (3,767)
                                                    ---------------- -----------------  ------------------   --------------
         Income tax provision (benefit), net ....            $3,404            $6,077               $5,111          $(3,063)
                                                    ---------------- -----------------  ------------------   --------------
                                                    ---------------- -----------------  ------------------   --------------


The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $(0.1) million and $0.5 million in the quarters ended July 31, 1998 and April 30, 1998, respectively; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $1.0 million and $0.9 million in the quarters ended July 31, 1998 and April 30, 1998, respectively. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income
----------
Net income decreased from $3.7 million for the quarter ended July 31, 1997 to $1.5 million for the quarter ended July 31, 1998. The decrease resulted primarily from the merger costs and increased interest expense, partially offset by increased gross margins, noted above.

Net income was $6.8 million for the first quarter of 1998 compared to $58.0 million for the first quarter of 1997. Included in the 1997 net income is an extraordinary item of $43.0 million representing the cancellation of debt resulting from the consummation of Metallurg's Reorganization Plan and a $5.1 million credit representing the effects of revaluing Metallurg's assets and liabilities under fresh-start reporting. Reorganization expenses for the first quarter of 1997 were $2.7 million. In March 1998, Metallurg sold its minority investment in a Luxembourg affiliate and realized a gain of approximately $0.9 million. In the first quarter of 1997, other income included a $2.7 million gain on the sale of Metallurg's New York office building.

Liquidity and Financial Resources

General
-------
The Company's sources of liquidity include cash from operations and amounts available under credit facilities. Metallurg believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least 1999.

In November 1997, Metallurg sold $100 million principal amount of 11% Senior Notes due 2007, the proceeds of which were used to retire Metallurg's then existing 12% Senior-Secured Notes (approximately $39.5 million), repay certain debt of the UK and German subsidiaries (approximately $19.8 million) and to pay a cash dividend (approximately $20.0 million).
The balance of the net proceeds will be used for general corporate purposes.

In July 1998, Metallurg Holdings issued Senior Secured Discount Notes due 2007 which yielded gross proceeds of $65.2 million, which proceeds were used, in part, to consummate the acquisition of Metallurg, Inc.

At July 31, 1998, the Company had $46.5 million of cash and cash equivalents and working capital of $176.1 million. Metallurg had $44.4 million in cash and cash equivalents and working capital of $175.1 million at July 31, 1998, as compared to $43.0 million and $167.8 million, respectively, at January 31, 1998. For the first two quarters of 1998, Metallurg generated $8.5 million in cash from operations and received proceeds of approximately $1.1 million on the sale of its Luxembourg affiliate. Capital expenditures approximated $7.0 million in the first two quarters and in February 1998, Metallurg purchased an additional 5% interest in a Russian magnesium metal producer for approximately $2.0 million.

Credit Facilities and Other Financing Arrangements
--------------------------------------------------

Metallurg, Inc.

Metallurg has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At July 31, 1998, there were no outstanding loans and $28.3 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. On October 20, 1997, BankBoston, N.A., through its Frankfurt office, made available up to DM
20.5 million (approximately $11.3 million) of financing to certain of its German subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg and the other U.S. borrowers under the Revolving Credit Facility.

In addition, several of the other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At July 31, 1998, there were $0.8 million of outstanding loans under these local credit facilities.

Metallurg Holdings

Metallurg Holdings is a holding company, and its ability to meet its payment obligations on the Discount Notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries. Metallurg Holdings does not have, and may not in the future have, any material assets other than the common stock of Metallurg. Metallurg, Inc. and its subsidiaries are parties to various credit agreements, including the Senior Note Indenture and the Revolving Credit Facility, which impose substantial restrictions on Metallurg, Inc.'s ability to pay dividends to Metallurg Holdings.


Capital Expenditures

Metallurg invested $7.0 million in capital expenditures during the first two quarters of 1998. Capital expenditures are expected to total approximately $20.0 million in 1998. Although Metallurg has budgeted these items in 1998, Metallurg has not committed to complete these projects which are contingent on senior management approval and other conditions. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

Environmental Remediation Costs

In 1996, Metallurg elected early adoption of the AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first two quarters of 1998, Metallurg expended $1.0 million for environmental remediation.

As part of the Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of July 31, 1998, had an estimated cost of completion of $38.9 million. Of this amount, approximately $2.9 million is expected to be expended in the second half of 1998, $4.3 million in 1999 and $8.1 million in 2000. In addition, Metallurg estimates it will make expenditures of $5.0 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.5 million is expected to be expended in the second half of 1998, $0.7 million in 1999 and $0.7 million in 2000.


Year 2000 Compliance

Metallurg has completed an internal review of its and its subsidiaries' information technology systems in connection with its assessment of Year 2000 compliance. Metallurg is in the process of replacing or modifying some of the management and accounting systems at its subsidiaries to upgrade them generally and to make them Year 2000 compliant. Metallurg expects to spend between $1.0 million and $2.0 million on these systems changes. Metallurg expects that the information technology systems for all of its subsidiaries will be Year 2000 compliant by March 31, 1999. Metallurg is currently assessing whether any of its non-information technology will need to be modified to become Year 2000 compliant.

Metallurg has not received written assurances from its significant suppliers and customers to determine the state of their readiness with regard to Year 2000 compliance. Metallurg believes that they will be prepared for Year 2000 based on Metallurg's normal interactions with its customers and suppliers and because of the wide attention which the issue has received. Metallurg has not yet seen the need for contingency plans for the Year 2000 issue, but this need will continue to be monitored as Metallurg obtains more information about the state of readiness of its suppliers and customers.

Metallurg presently believes that the Year 2000 issue will not pose significant operational problems for its business systems. However, if any needed modifications and conversions were not made, or were not completed timely, the Year 2000 issue could have an adverse impact on Metallurg's operations and liquidity. If any of Metallurg's suppliers or customers do not, or if Metallurg itself does not, successfully deal with the Year 2000 issue, Metallurg could experience delays in receiving or shipping products and in receiving payments. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

The anticipated costs for Metallurg to become Year 2000 compliant and the anticipated timing for Metallurg to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including timely performance by third parties who will provide Metallurg with the software for its new systems. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the ability to successfully integrate new business systems with existing operations and similar uncertainties. Some risks of the Year 2000 issue are beyond the control of Metallurg and its suppliers and customers. In particular, Metallurg cannot predict the effect that the Year 2000 issue will have on the general economy.

PART II               OTHER  INFORMATION



Item 6. (a)           EXHIBITS

                      27 Financial Data Schedule



     6. (b)           REPORT ON FORM 8-K

                      On August 12, 1998, Metallurg Holdings filed a Form 8-K related to the announcement of a new management team at Metallurg, Inc. As of the date of such filing, Metallurg Holdings was not required by law under the Exchange Act to file this form with the SEC. However, pursuant to Section
                      4.2 of the Indenture, dated as of July 13, 1998, by and between the Company and United States Trust Company of New York, as trustee, the Company is required to file with the SEC such information, documents and other reports as are specified under Section 13 and 15(d) of the Exchange Act. The Company has chosen to fulfill its obligations under such Indenture by filing this report on Form 10-Q with the SEC.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  METALLURG HOLDINGS, INC.




                                  /s/  ARTHUR R. SPECTOR
                                  -----------------------------------------
                                       Arthur R. Spector
                                       Vice President
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)