Form 10-Q
period 1998-10-31
METALLURG HOLDINGS INC
filed 1998-12-15
CIK 1067054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 1998

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to ______________

                            METALLURG HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                             23-29675771
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)
                           800 The Safeguard Building
                              435 Devon Park Drive
                           Wayne, Pennsylvania 19087
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (610)293-0838
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]   No [ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    Yes X     No
                                        --       --

At December 15, 1998, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,500 shares of Series B Non-Voting Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                     Page No.
                                                                                                     --------
Part I.   FINANCIAL INFORMATION:

          Item 1 -  Financial Statements (Unaudited)

             Condensed Statements of Consolidated Operations of Metallurg Holdings,
             Inc. for the Quarter Ended October 31, 1998 and for
             the Period June 10, 1998 (inception) to October 31, 1998                             3

             Condensed Statements of Consolidated Operations of Metallurg, Inc.
             for the Quarter and the Three Quarters Ended October 31, 1998,
             the Quarter and the Two Quarters ended October 1997 and
             the Quarter Ended March 31, 1997                                                     4

             Condensed Statements of Consolidated Comprehensive Income of
             Metallurg Holdings, Inc. for the Quarter Ended October 31, 1998 and
             for the Period June 10, 1998 (inception) to October 31, 1998                         5

             Condensed Statements of Consolidated Comprehensive Income of
             Metallurg, Inc. for the Quarter and the Three Quarters Ended
             October 31, 1998, the Quarter and the Two Quarters Ended October
             31, 1997 and the Quarter Ended March 31, 1997                                        6

             Condensed Consolidated Balance Sheet of Metallurg Holdings, Inc. at
             October 31, 1998                                                                     7

             Condensed Consolidated Balance Sheets of Metallurg, Inc. at
             October 31, 1998 and January 31, 1998                                                8

             Condensed Consolidated Balance Sheet of Metallurg, Inc. at
             March 31, 1997                                                                       9

             Condensed Statement of Consolidated Cash Flows of Metallurg Holdings,
             Inc. for the Period June 10, 1998 (inception) to October 31, 1998                   10

             Condensed Statements of Consolidated Cash Flows of Metallurg, Inc.
             for the Three Quarters Ended October 31, 1998, the Two Quarters
             Ended October 31, 1997 and the Quarter Ended March 31, 1997                         11

             Notes to Condensed Unaudited Consolidated Financial Statements                    12 - 16

          Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                     17 -23


Part II.   OTHER INFORMATION

          Item 6. (a)     EXHIBITS                                                               24

               6. (b)   REPORT ON FORM 8-K                                                       24


          Signature Page                                                                         25

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------




                                                                                     Quarter          For the Period
                                                                                      Ended           June 10, 1998
                                                                                   October 31,       (inception) to
                                                                                      1998          October 31, 1998
                                                                                ------------------ --------------------
Total revenue ................................................................           $125,666             $127,940
                                                                                ------------------ --------------------
Operating costs and expenses:
    Cost of sales ............................................................            109,720              111,894
    Selling, general and administrative expenses .............................             15,044               16,008
    Merger costs .............................................................              2,607                7,023
                                                                                ------------------ --------------------
    Total operating costs and expenses .......................................            127,371              134,925
                                                                                ------------------ --------------------
      Operating loss .........................................................             (1,705)              (6,985)

Other income, net ............................................................              1,306                1,306
Interest expense, net ........................................................             (4,443)              (3,610)
                                                                                ------------------ ---------------------
Loss before income tax provision .............................................             (4,842)             (10,955)
Income tax benefit ...........................................................              1,104                2,601
                                                                                ------------------ ---------------------
Net loss .....................................................................           $ (3,738)            $ (8,354)
                                                                                ------------------ --------------------
                                                                                ------------------ --------------------


       See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands)

--------------------------------------------------------------------------------

                                                                                                                     Predecessor
                                                                    Reorganized Company                                Company
                                            ---------------------------------------------------------------------  ----------------
                                               Quarter       Three Quarters        Quarter        Two Quarters         Quarter
                                                Ended             Ended             Ended            Ended              Ended
                                             October 31,       October 31,       October 31,      October 31,         March 31,
                                                 1998              1998              1997             1997              1997
                                            --------------- ------------------ ------------------  --------------  ----------------


Total revenue .............................       $142,708           $480,551          $148,325         $315,204          $155,587
                                            --------------- ------------------ ------------------  --------------  ----------------
Operating costs and expenses:
   Cost of sales ..........................        124,401            406,080           127,276          269,411           134,060
   Selling, general and administrative
      expenses ............................         15,587             45,495            13,560           27,987            15,046
   Merger costs ...........................          2,607              7,023                 -                -                 -
                                            --------------- ------------------ ------------------  --------------  ----------------
   Total operating costs and expenses .....        142,595            458,598           140,836          297,398           149,106
                                            --------------- ------------------ ------------------  --------------  ----------------
      Operating income ....................            113             21,953             7,489           17,806             6,481
Other income (expense):
   Other income, net ......................          1,487              2,032             1,074              998             3,179
   Interest expense, net ..................         (2,303)            (6,919)           (1,332)          (2,811)             (245)
   Reorganization expense .................              -                  -                 -                -            (2,663)
   Fresh-start revaluation ................              -                  -                 -                -             5,107
                                            --------------- ------------------ ------------------  --------------  ----------------
Income (loss) before income tax
   provision and extraordinary item .......           (703)            17,066             7,231           15,993            11,859
Income tax provision (benefit) ............           (741)             8,740             5,517           10,628            (3,063)
                                            --------------- ------------------ ----------------------------------  ----------------
Income before extraordinary item ..........             38              8,326             1,714            5,365            14,922
Extraordinary item ........................              -                  -                 -                -            43,032
                                            --------------- ------------------ ------------------  --------------  ----------------
Net income ................................       $     38           $  8,326          $  1,714         $  5,365          $ 57,954
                                            --------------- ------------------ ------------------  --------------  ----------------
                                            --------------- ------------------ ------------------  --------------  ----------------

--------------------------------------------------------------------------------

       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------




                                                                                      Quarter          For the Period
                                                                                       Ended            June 10, 1998
                                                                                    October 31,        (inception) to
                                                                                       1998           October 31, 1998
                                                                                -------------------- ---------------------
Net loss......................................................................              $(3,738)            $ (8,354)
Other comprehensive income ...................................................                1,356                1,356
                                                                                -------------------- ---------------------
Comprehensive loss ...........................................................              $(2,382)             $(6,998)
                                                                                -------------------- --------------------
                                                                                -------------------- --------------------


       See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED) (In thousands)

--------------------------------------------------------------------------------


                                                                                                                    Predecessor
                                                                    Reorganized Company                               Company
                                            ---------------------------------------------------------------------  ---------------
                                                Quarter        Three Quarters       Quarter       Two Quarters        Quarter
                                                 Ended              Ended            Ended           Ended              Ended
                                              October 31,        October 31,      October 31,     October 31,        March 31,
                                                  1998               1998             1997            1997              1997
                                            ----------------- ------------------ ---------------  ---------------  ---------------


Net income ................................          $    38             $8,326          $1,714           $5,365          $57,954

Other comprehensive income (loss):
   Foreign currency translation
      adjustments (a) .....................            1,356                280            (557)             688           (1,224)
                                            ----------------- ------------------ -----------------  -------------  ---------------

Comprehensive income ......................           $1,394             $8,606          $1,157           $6,053          $56,730
                                            ----------------- ------------------ -----------------  -------------  ---------------
                                            ----------------- ------------------ -----------------  -------------  ---------------


(a) The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


--------------------------------------------------------------------------------


       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------




                                                                                   October 31,
                                                                                      1998
                                                                              ----------------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................              $  42,009
   Accounts and notes receivable, net ......................................                 78,489
   Inventories .............................................................                139,932
   Other assets ............................................................                 17,360
                                                                              ----------------------
      Total current assets .................................................                277,790
Property, plant and equipment, net .........................................                 48,047
Goodwill ...................................................................                 97,426
Other assets ...............................................................                 25,461
                                                                              ----------------------
      TOTAL ................................................................               $448,724
                                                                              ----------------------
                                                                              ----------------------
LIABILITIES
Current liabilities:
   Short-term debt and current portion of long-term debt ...................              $   1,969
   Trade payables ..........................................................                 48,329
   Accrued expenses ........................................................                 38,337
   Other current liabilities ...............................................                  8,420
                                                                              ----------------------
      Total current liabilities ............................................                 97,055
                                                                              ----------------------

Long-term debt .............................................................                176,086
Accrued pension liabilities ................................................                 41,566
Environmental liabilities, net .............................................                 36,618
Other liabilities ..........................................................                  6,020
                                                                              ----------------------
      Total long-term liabilities ..........................................                260,290
                                                                              ----------------------

      Total liabilities ....................................................                357,345
                                                                              ----------------------

SHAREHOLDERS' EQUITY
Common and preferred stock .................................................                      -
Additional paid-in capital..................................................                 98,377
Accumulated other comprehensive income......................................                  1,356
Retained earnings (deficit) ................................................                 (8,354)
                                                                              ----------------------
   Total shareholders' equity ..............................................                 91,379
                                                                              ----------------------
      TOTAL ................................................................               $448,724
                                                                              ----------------------
                                                                              ----------------------


       See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)


                                                                            Reorganized Company
                                                                 --------------------------------------------
                                                                      October 31,           January 31,
                                                                         1998                  1998
                                                                 ----------------------  --------------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................              $  40,515             $  43,003
   Accounts and notes receivable, net .........................                 78,489                83,931
   Inventories ................................................                139,932               117,589
   Other assets ...............................................                 17,013                14,239
                                                                 ----------------------  --------------------
      Total current assets ....................................                275,949               258,762
Property, plant and equipment, net ............................                 48,047                41,502
Other assets ..................................................                 22,444                19,522
                                                                 ----------------------  --------------------
      TOTAL ...................................................               $346,440              $319,786
                                                                 ----------------------  --------------------
                                                                 ----------------------  --------------------
LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt .......................................              $   1,969             $   4,016
   Trade payables .............................................                 48,329                51,308
   Accrued expenses ...........................................                 37,494                30,575
   Other current liabilities ..................................                  8,420                 5,106
                                                                 ----------------------  --------------------
      Total current liabilities ...............................                 96,212                91,005
                                                                 ----------------------  --------------------
Long-term debt ................................................                108,415               103,133
Accrued pension liabilities ...................................                 41,566                38,351
Environmental liabilities, net ................................                 36,618                38,527
Other liabilities .............................................                  6,020                 6,999
                                                                 ----------------------  --------------------
      Total long-term liabilities .............................                192,619               187,010
                                                                 ----------------------  --------------------
      Total liabilities .......................................                288,831               278,015
                                                                 ----------------------  --------------------
SHAREHOLDERS' EQUITY
Common stock ..................................................                      -                    50
Additional paid-in capital ....................................                 47,491                40,209
Accumulated other comprehensive income.........................                    953                   673
Retained earnings .............................................                  9,165                   839
                                                                 ----------------------  --------------------
   Total shareholders' equity .................................                 57,609                41,771
                                                                 ----------------------  --------------------
      TOTAL ...................................................               $346,440              $319,786
                                                                 ----------------------  --------------------
                                                                 ----------------------  --------------------

--------------------------------------------------------------------------------

       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

The effect of the consummation of the Plan (as defined herein) and the implementation of fresh-start reporting on Metallurg's consolidated balance sheet as of March 31, 1997 was as follows:



                                                    Prior to Joint                      Adoption of         Opening
                                                         Plan            Effects of     Fresh-Start         Balance
                                                     Effectiveness     Joint Plan (a)    Reporting           Sheet
                                                   ------------------ ---------------- --------------    -------------
  Assets
  Current Assets:
     Cash and cash equivalents ..................           $ 66,670          $(36,330)                       $ 30,340
     Trade receivable, less allowance for
       doubtful accounts ........................             94,255              (105)                         94,150
     Inventories ................................            109,258             -                             109,258
     Prepaid expenses and other current assets ..             16,382               180        $  (250)(b)       16,312
     Assets held for sale .......................                341             -                839 (b)        1,180
                                                   ------------------ ---------------- --------------    -------------
        Total current assets ....................            286,906           (36,255)           589          251,240

  Investments in affiliates......................              2,779             -             (1,318)(c)        1,461
  Property, plant and equipment, net ............             42,348             -             (3,441)(c)       38,907
  Other assets ..................................             14,243               614           (761)(c)       14,096
                                                   ------------------ ---------------- --------------    -------------

        Total ...................................           $346,276          $(35,641)       $(4,931)        $305,704
                                                   ------------------ ---------------- --------------    -------------
                                                   ------------------ ---------------- --------------    -------------
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
     Short-term debt ............................           $ 13,500                                          $ 13,500
     Current portion of long-term debt ..........              1,277                                             1,277
     Trade payables .............................             55,947                                            55,947
     Accrued expenses ...........................             22,736            $2,338           $277 (b)       25,351
     Current portion of environmental
       liabilities ..............................              5,270             -               -               5,270
     Taxes payable ..............................              7,136              (557)          -               6,579
                                                   ------------------ ---------------- --------------    -------------
        Total current liabilities ...............            105,866             1,781            277          107,924
                                                   ------------------ --------------------------------    -------------
  Long-term Liabilities:
     Long-term debt .............................              4,248            47,463                          51,711
     Accrued pension liabilities ................             39,610            (1,345)         2,825 (b)       41,090
     Environmental liabilities, net .............             37,495             5,370           -              42,865
     Other liabilities ..........................             10,293             -              1,821 (b)       12,114
                                                   ------------------ ---------------- --------------    -------------
        Total long-term liabilities .............             91,646            51,488          4,646          147,780
                                                   ------------------ --------------------------------    -------------

  Liabilities Subject to Compromise                          180,247          (180,247)          -                 -
                                                   ------------------ ---------------- --------------    -------------

        Total liabilities .......................            377,759          (126,978)         4,923          255,704
                                                   ------------------ ---------------- --------------    -------------
  Commitments and Contingencies .................

  Shareholders' Equity (Deficit):
     Common stock ...............................                 20                30           -                  50
     Additional paid in capital .................              -                49,950           -              49,950
     Cumulative foreign currency
         translation adjustment .................             14,531                56        (14,587)(d)          -
     Retained (deficit) earnings ................            (46,034)           41,301          4,733 (d)          -
                                                   ------------------ ---------------- --------------    -------------
        Total shareholders' equity (deficit) ....            (31,483)           91,337         (9,854)          50,000
                                                   ------------------ ---------------- --------------    -------------
        Total ...................................           $346,276          $(35,641)       $(4,931)        $305,704
                                                   ------------------ ---------------- --------------    -------------
                                                   ------------------ ---------------- --------------    -------------

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

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                                     For the Period
                                                                                      June 10, 1998
                                                                                     (inception) to
                                                                                    October 31, 1998
                                                                                   -------------------
Cash Flows from Operating Activities:
Net loss .......................................................................              $(8,354)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization of executive stock awards ........................................                 354
  Depreciation and amortization .................................................               3,267
  Interest accretion on Discount Notes ..........................................               2,494
  Other .........................................................................               3,238
                                                                                   -------------------
    Total .......................................................................                 999
Change in operating assets and liabilities:
  Decrease in trade receivables .................................................              18,831
  Increase in inventories .......................................................             (14,209)
  Increase in other current assets ..............................................              (6,571)
  Decrease in trade payables and accrued expenses ...............................             (13,659)
  Other assets and liabilities, net .............................................                (444)
                                                                                   -------------------
    Net cash used in operating activities .......................................             (15,053)
                                                                                   -------------------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment ....................................              (4,581)
  Cash paid for acquisition of Metallurg, Inc., net of cash acquired ............            (103,644)
  Other, net ....................................................................                (101)
                                                                                   -------------------
    Net cash used in investing activities .......................................            (108,326)
                                                                                   -------------------
Cash Flows from Financing Activities:
  Capital contribution ..........................................................              97,023
  Proceeds from long-term debt, net .............................................              68,037
  Net short-term borrowings .....................................................                (117)
                                                                                   -------------------
     Net cash provided by financing activities ..................................             164,943
                                                                                   -------------------

Effects of exchange rate changes on cash and cash equivalents ...................                 445
Net increase in cash and cash equivalents .......................................              42,009
Cash and cash equivalents - beginning of period .................................                   -
                                                                                   -------------------
Cash and cash equivalents - end of period .......................................             $42,009
                                                                                   -------------------
                                                                                   -------------------


       See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                                                      Predecessor
                                                                       Reorganized Company              Company
                                                                ----------------------------------  -----------------
                                                                 Three Quarters    Two Quarters         Quarter
                                                                     Ended            Ended              Ended
                                                                  October 31,      October 31,         March 31,
                                                                      1998             1997               1997
                                                                ----------------  ----------------  -----------------
Cash Flows from Operating Activities:
Net income ...................................................           $ 8,326          $ 5,365            $57,954
Adjustments to reconcile net income to net cash provided by
operating activities:
  Executive stock awards .....................................               750              875                500
  Extraordinary item .........................................                 -                -            (43,032)
  Fresh-start revaluation ....................................                 -                -             (5,107)
  Depreciation and amortization ..............................             6,234            3,494              2,143
  Gain on sale of assets .....................................              (622)          (2,183)            (3,266)
  Reorganization expense, net of payments ....................              (144)          (4,051)             1,538
  Deferred income taxes ......................................             2,515            4,798             (3,767)
  Provision for doubtful accounts ............................               550            1,242                162
  Provision for environmental costs, net of payments .........            (1,718)            (927)              (256)
  Other, net .................................................             6,656            3,419              3,057
                                                                ----------------  ----------------  -----------------
    Total ....................................................            22,547           12,032              9,926

Change in operating assets and liabilities:
  Decrease (increase) in trade receivables ...................             7,954            8,363            (20,272)
  Increase in inventories ....................................           (19,983)         (20,081)            (6,120)
  (Increase) decrease in other current assets ................            (4,985)           1,931               (355)
  Increase (decrease) in trade payables and accrued expenses .             6,974           (1,482)            18,895
  Decrease in prepetition liabilities ........................                 -                -                (39)
  Receipt from environmental trust, net ......................                 -                -              5,928
  Other assets and liabilities, net ..........................            (8,714)          (2,993)            (1,547)
                                                                ----------------  ----------------  -----------------
    Net cash provided by (used in) operating activities ......             3,793           (2,230)             6,416
                                                                ----------------------------------  -----------------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment .................           (11,576)          (5,493)            (2,774)
  Proceeds from asset sales ..................................             1,337            3,812              4,966
  Other, net .................................................            (2,406)              39                (25)
                                                                ----------------  ----------------  -----------------
    Net cash (used in) provided by investing activities ......           (12,645)          (1,642)             2,167
                                                                ----------------  ----------------  -----------------

Cash Flows from Financing, Merger and Reorganization
  Activities:
  Capital contribution from Safeguard International...........             3,541                -                  -
  Cash distribution pursuant to plan of reorganization .......                 -                -            (59,366)
  Drawdown of prepetition letters of credit ..................                 -                -              9,700
  Proceeds from long-term debt, net ..........................             5,569                -              8,100
  Net short-term borrowings...................................            (1,968)             (57)             1,062
  Repayment of long-term debt ................................              (975)            (576)              (487)
                                                                ----------------  ----------------  -----------------
    Net cash provided by (used in) financing, merger and
       reorganization activities .............................             6,167             (633)           (40,991)
                                                                ----------------  ----------------  -----------------
Effects of exchange rate changes on cash and cash
  equivalents ................................................               197             (217)              (526)
                                                                ----------------  ----------------  -----------------
Net decrease in cash and cash equivalents ....................            (2,488)          (4,722)           (32,934)
Cash and cash equivalents - beginning of period ..............            43,003           30,340             63,274
                                                                ----------------  ----------------  -----------------
Cash and cash equivalents - end of period ....................           $40,515          $25,618            $30,340
                                                                ----------------  ----------------  -----------------
                                                                ----------------  ----------------  -----------------

--------------------------------------------------------------------------------
       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
------------------------------------------------------

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      Metallurg Holdings, Inc.'s ("Metallurg Holdings") accompanying condensed unaudited consolidated financial statements as of October 31, 1998 and for the periods ended October 31, 1998 include the accounts of Metallurg Holdings and its majority-owned subsidiaries (collectively, the "Company"). Metallurg, Inc.'s condensed consolidated financial statements for the quarter and the three quarters ended October 31, 1998 (unaudited), the quarter and the two quarters ended October 31, 1997 (unaudited), and March 31, 1997 (audited) and as of October 31, 1998 (unaudited), January 31, 1998 (audited) and March 31, 1997 (audited), include the accounts of Metallurg, Inc. and its majority-owned subsidiaries ("Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board ("APB") Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

      On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Plan") of Metallurg, Inc. and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("Shieldalloy"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, Metallurg has reflected the effects of the Plan consummation as of March 31, 1997. As a result of the consummation of the Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Plan, are referred to as the "Predecessor Company". Financial statements for periods subsequent to March 31, 1997 are referred to as the "Reorganized Company". The financial statements of Metallurg after consummation of the Plan are not directly comparable to Metallurg's financial statements of prior periods.

      Metallurg Holdings and Metallurg, the two holding companies, report on a fiscal year ending January 31. The operating subsidiaries report on a one-month lag. Accordingly, the period ended October 31, 1998 includes (i) the results of Metallurg Holdings from its inception (June 10, 1998) to October 31, 1998 (a loss of $4,077,000) and (ii) the results of Metallurg for the period subsequent to the Merger date of July 13, 1998, as defined below (a loss of $4,277,000). The results of operations of Metallurg for the quarter ended October 31, 1998 includes operating subsidiaries' results for the period July 1, 1998 to September 30, 1998 and Metallurg, Inc.'s, the holding company's, results for the period August 1, 1998 to October 31, 1998. The results of operations of Metallurg for the three quarters ended October 31, 1998 include the operating subsidiaries' results from January 1, 1998 to September 30, 1998 and Metallurg, Inc.'s, the holding company's results from February 1, 1998 to October 31, 1998. The consolidated balance sheet at October 31, 1998 reflects the positions of Metallurg Holdings and Metallurg, Inc. at October 31, 1998 and of Metallurg's operating subsidiaries at September 30, 1998.

2.    The Acquisition Transactions

      Metallurg Holdings, a Delaware corporation formed on June 10, 1998, is a wholly owned subsidiary of a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries, certain limited partners of Safeguard International and a private equity fund. On July 13, 1998, Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg, Inc.
      being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. (the "Merger"). Metallurg, founded in 1911, is a leading international producer and seller of high-quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys and chemicals and other metal consuming industries.

      At the time of the Merger, each outstanding share of Metallurg common stock, par value $0.01 per share, was converted into the right to receive $30 in cash, representing an aggregate cash price of approximately $152.2 million (including payments for cancellation of compensatory options). Metallurg Holding's purchase of Metallurg was recorded under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The total value of the transaction, including existing indebtedness and environmental, pension and other assumed liabilities, net of cash, was approximately $300 million. The excess of the purchase price over the fair value of the net assets acquired is approximately $98.9 million and is being amortized over a period of 20 years.

      In order to finance the Merger, (i) Safeguard International and certain of its limited partners contributed approximately $97.0 million of capital to Metallurg Holdings (the "Equity Contribution"); and (ii) Metallurg Holdings received approximately $62.9 million net proceeds upon consummation of the offering of $121.0 million aggregate principal amount at maturity of 12 3/4% Senior Discount Notes due 2008 (the "Discount Notes") in a Rule 144A private placement to qualified institutional investors (the "Offering"). As used herein, the term "Acquisition Transactions" means the Equity Contribution, the Offering, the Merger, the Consent Solicitation (as defined herein) and the execution of a supplemental indenture to the indenture governing Metallurg, Inc.'s 11% Senior Notes due 2007 (the "Senior Notes").

      In connection with the Merger, Metallurg received the consents (the "Consent Solicitation") of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note Indenture to reflect the post-Merger ownership of Metallurg. No other modifications to terms of then outstanding debt were affected in this regard.

      For further information, see the financial statements and footnotes thereto included in Metallurg, Inc.'s Form 10-Q for the quarter ended October 31, 1998 and report on Form 10-K for the period ended January 31, 1998.

3.    Change of Control

      Following the acquisition transactions discussed above, Metallurg made a number of management changes. As of August 10, 1998, Michael A. Standen resigned as President and Chief Executive Officer and was elected Vice Chairman of the board of directors. Alan D. Ewart was appointed President and Chief Executive Officer, Eric E. Jackson was appointed Senior Vice President and Chief Operating Officer and Robin A. Brumwell was appointed Senior Vice President. Barry C. Nuss and Mr. Brumwell signed new employment agreements with Metallurg, pursuant to which each received a one-time payment of $150,000 in consideration of waiving their right to receive payments under their former employment agreements. As of October 31, 1998, J. Richard Budd and Eric L. Schondorf elected to terminate their employment agreements. Mr. Budd resigned as Senior Vice President as of October 31, 1998. Michael A. Banks has notified Metallurg that he intends to terminate his employment as of January 1999. Pursuant to employment agreements between Metallurg and Mr. Standen, Mr. Budd, Mr. Banks and Mr. Schondorf, each of these individuals became entitled to payments of $1.2 million, $474,300, $321,300 and $313,650, respectively, as a result of their termination, in accordance with the terms of their respective employment agreements following the Merger. See Metallurg's Annual Report on Form 10-K for the year ended January 31, 1998 which has been filed with the Securities and Exchange Commission for a discussion of these employment agreements and of certain other benefits to which these employees become entitled in the event of their termination.

4.    Capitalization

     The total number of shares of all classes of stock which Metallurg Holdings is authorized to issue is 50,000 shares, of which 30,000 shares shall be Common Stock, $.01 par value ("Common Stock"), 10,000 shares shall be Series A Voting Convertible Preferred Stock, $.01 par value ("Series A Preferred Stock") and 10,000 shares shall be Series B Non-Voting Preferred Stock, $.01 par value ("Series B Preferred Stock"). At October 31, 1998, no Common Stock was issued and outstanding; however, 5,202.335 shares of Series A Preferred Stock and 4,500 shares of Series B Preferred Stock were issued and outstanding.

5.    Earnings Per Share

     The presentation of earnings per share is not presented since 100% of the capital stock of the Company is owned by a group of investors led by and including Safeguard International.

6.    Inventories

      Inventories, net of reserves, consist of the following (in thousands):


                                                                  Metallurg
                                                                   Holdings                 Metallurg
                                                               -----------------  ----------------------------------
                                                                 October 31,      January 31,       March 31,
                                                                     1998             1998             1997
                                                               -----------------  --------------- ---------------
           Raw materials ......................................        $ 41,017         $ 32,938         $ 21,769
           Work in process ....................................           2,761            1,981            2,330
           Finished goods .....................................          91,046           77,473           80,500
           Other ..............................................           5,108            5,197            4,659
                                                               -----------------  --------------- ---------------
              Total ...........................................        $139,932         $117,589         $109,258
                                                               -----------------  --------------- ---------------
                                                               -----------------  --------------- ---------------

7.    Pro Forma Results (Unaudited)

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

                                                                  Three Quarters     Two Quarters        Quarter
                                                                      Ended             Ended             Ended
                                                                   October 31,       October 31,        March 31,
                                                                       1998              1997              1997
                                                                ------------------- ----------------- -----------------
      Revenues ...............................................            $480,551         $315,204           $155,587
      Operating income .......................................            $ 25,096         $ 14,782           $  6,056
      Net income (loss) ......................................            $  3,975         $ (4,885)          $  2,713

      The pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the Pro Forma Transactions taken place at the beginning of the respective periods or the future operating results of the Company.

      This Merger has been accounted for under the purchase method of accounting and accordingly, the results of operations of Metallurg have been included in the accompanying consolidated financial statements since the date of the Merger, July 13, 1998. The cost of the Merger was allocated on the basis of the preliminary estimated fair market value of the assets acquired and liabilities assumed.

      The pro forma adjustments include the amortization of goodwill over 20 years, interest expense due to the issuance of the Discount Notes and the retirement of certain debt, certain overhead expenses and the tax effect of the pro forma adjustments.

8.    Recently Issued Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", as of February 1, 1998. This standard requires the display of comprehensive income and its components in the financial statements.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. The Company will adopt this standard in the fourth quarter of 1998.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg Holdings, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of the Company's business, the Company's dependence on foreign customers (particularly customers in Europe), the economic strength of the Company's markets generally and particularly the strength of the demand for iron, steel, aluminum and superalloys and titanium alloy industries in those markets, pricing of the Company's products, the accuracy of the Company's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.


Overview - On July 13, 1998, Metallurg Holdings, a Delaware corporation formed on June 10, 1998 by Safeguard International and institutional co-investors, acquired Metallurg. Effective March 31, 1997, Metallurg implemented fresh-start reporting relating to its emergence from bankruptcy. Accordingly, all assets and liabilities were restated to reflect their respective fair values and the consolidated financial statements subsequent to that date include the related amortization of credits associated with the fair value adjustments. The consolidated financial statements after that date are those of a new reporting entity and are not directly comparable to the pre-confirmation periods.

Metallurg Holdings' quarter ended October 31, 1998 includes the holding company's results for the period August 1, 1998 to October 31, 1998 and the consolidated results of Metallurg, as described below. Metallurg Holdings' year-to-date financial statements ended October 31, 1998 include the results of the holding company from its inception (June 10, 1998) to October 31, 1998 and the consolidated results of Metallurg for the period subsequent to the Merger date of July 13, 1998 to October 31, 1998, as described below.

Metallurg's quarter ended October 31, 1998 includes operating subsidiaries' results for the period July 1, 1998 to September 30, 1998 and the holding company's results for the period August 1, 1998 to October 31, 1998. Metallurg's year-to-date financial statements ended October 31, 1998 include the operating subsidiaries' results from January 1, 1998 to September 30, 1998 and the holding company's results from February 1, 1998 to October 31, 1998. The consolidated balance sheet data of the Company at October 31, 1998 reflect the financial position of Metallurg, Inc. and Metallurg Holdings, Inc. at October 31, 1998 and the operating subsidiaries at September 30, 1998.

In addition, as a result of Metallurg's change in its fiscal year from a calendar year to January 31, effective as of April 1, 1997, the consolidated operating results of Metallurg for the three quarters ending October 31, 1997 include the results of Metallurg, Inc., the parent holding company, for the ten month period ended October 31, 1997 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the nine month period ended September 30, 1997. The consolidated balance sheet data of Metallurg at October 31, 1997 reflect the financial position of Metallurg, Inc. at October 31, 1997 and the operating subsidiaries at September 30, 1997.

Metallurg Holdings' Results of Operations - Quarter and the Period Ended October 31, 1998

The net loss of $8.4 million in the period ended October 31, 1998 was primarily attributable to the Merger costs of $7.0 million. These costs included (a) $3.5 million for payment to cancel compensatory options; (b)
$0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Senior Note Indenture and to amend the

Indenture to reflect the post-merger ownership of Metallurg; (c) $2.1 million for payments made pursuant to existing employment agreements of Metallurg, Inc. and (d) $0.8 million of other merger-related costs. Metallurg Holdings also accrued $2.5 million of interest expense on its Senior Secured Discount Notes and amortized goodwill and deferred issuance costs, in the amount of approximately $1.5 million, during this period.

The net loss of $3.7 million in the quarter ended October 31, 1998 was attributable to $2.6 million of merger-related costs, primarily payments made pursuant to existing employment agreements with Metallurg management, and $2.1 million of interest expense on the Company's Senior Secured Discount Notes.

Metallurg Inc.'s Results of Operations -

The following presentation of the Management, Discussion and Analysis for results of operations are for Metallurg, Inc. and its consolidated subsidiaries and do not include the results of operations for Metallurg Holdings, which are discussed in the preceding paragraph. As stated previously, Metallurg Holdings was formed on June 10, 1998 for the purpose of consummating the acquisition of Metallurg, Inc., which was completed on July 13, 1998.

The amounts presented below for the Company for the three quarters ended October 31, 1997 represent the mathematical addition of the historical amounts for the Predecessor Company and the Reorganized Company only for purposes of the discussion below. Significant differences between periods due to fresh-start reporting adjustments are explained below, when necessary.

                                                   Quarter          Quarter             Three Quarters     Three Quarters
                                                    Ended            Ended                  Ended              Ended
                                                 October 31,      October 31,            October 31,        October 31,
                                                     1998             1997                   1998               1997
                                                ---------------- -----------------    ------------------- ------------------

Total revenue ................................        $142,708           $148,325               $480,551           $470,791
                                                ---------------- -----------------    ------------------- ------------------
Operating costs and expenses:
   Cost of sales .............................         124,401            127,276                406,080            403,471
   Selling, general and administrative
      expenses ...............................          15,587             13,560                 45,495             43,033
   Merger costs ..............................           2,607                  -                  7,023                  -
                                                ---------------- -----------------    ------------------- ------------------
   Total operating costs and expenses ........         142,595            140,836                458,598            446,504
                                                ---------------- -----------------    ------------------- ------------------
      Operating income .......................             113              7,489                 21,953             24,287
Other income (expense):
   Other income, net .........................           1,487              1,074                  2,032              4,177
   Interest expense, net .....................          (2,303)            (1,332)                (6,919)            (3,056)
   Reorganization expense ....................               -                  -                      -             (2,663)
   Fresh-start revaluation ...................               -                  -                      -              5,107
                                                ---------------- -----------------    ------------------- ------------------
Income (loss) before income tax
   provision and extraordinary item ..........            (703)             7,231                 17,066             27,852
Income tax provision (benefit) ...............            (741)             5,517                  8,740              7,565
                                                ---------------- -----------------    ------------------- ------------------
Income before extraordinary item .............              38              1,714                  8,326             20,287
Extraordinary item ...........................               -                  -                      -             43,032
                                                ---------------- -----------------    ------------------- ------------------
Net income ...................................       $      38           $  1,714               $  8,326          $  63,319
                                                ---------------- -----------------    ------------------- ------------------
                                                ---------------- -----------------    ------------------- ------------------

Total Revenues
--------------
Total revenues increased by 2.1%, from $470.8 million in the three quarters ended October 31, 1997 to $480.6 million in the three quarters ended October 31, 1998. Increased volume and selling prices during the first half of 1998 of ferrovanadium accounted for most of the increase. In addition, revenues from increased sales of ferrotitanium and chromium metal, due primarily to increased volume, more than offset a reduction in sales of low carbon ferrochrome, ferroboron and polishing powders due primarily to increased price competition.

Revenues from sales of products not produced by the Company, primarily cobalt, silicon and manganese products, also declined during this period, due primarily to lower volumes.

Total revenues decreased by 3.8%, from $148.3 million in the third quarter of 1997 to $142.7 million in the third quarter of 1998. Decreased revenues from sales of aluminum master alloys and compacted products, cobalt, silicon and manganese products, due primarily to declines in volume, more than offset the increase in volume and selling prices of ferrovanadium.

Gross Margins
-------------
Gross margins increased from $67.3 million in the three quarters ended October 31, 1997 to $74.5 million in the three quarters ended October 31, 1998, an increase of 10.6%, due principally to the price and volume increases in ferrovanadium. In aluminum master alloys and compacted products, a decrease in volume was more than offset by improvements in product mix and cost reductions. Improvement in gross margins was partially offset by decreases in low carbon ferrochrome margins resulting from lower selling prices and less favorable product mix. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense by $1.0 million and $0.7 million in the three quarters ended October 31, 1998 and 1997, respectively, and increasing gross margins by equal amounts.

Gross margins decreased from $21.0 million in the third quarter of 1997 to $18.3 million in the third quarter of 1998, a decrease of 13.0%. Decreases in low carbon ferrochrome margins, due to lower volume and selling prices, and decreases in gross margins from sales of products not produced by the Company, more than offset the increase in ferrovanadium margins resulting from higher selling prices during the period. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in each of the quarters ended October 31, 1998 and 1997 by $0.3 million and increasing gross margins by an equal amount.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses ("SG&A") increased from $43.0 million in the three quarters ended October 31, 1997 to $45.5 million in the three quarters ended October 31, 1998, an increase of 5.7%. For the three quarters ended October 31, 1997, SG&A represented 9.1% of the Company's sales compared to 9.5% for the three quarters ended October 31, 1998. SG&A were higher in 1998 due primarily to increased compensation expense and increased spending on research and development projects.

SG&A increased from $13.6 million in the third quarter of 1997 to $15.6 million in the third quarter of 1998, an increase of 14.9%. For the third quarter of 1997, SG&A represented 9.2% of the Company's sales compared to 10.9% for the third quarter of 1998. SG&A were higher in 1998 due to increased compensation expense and increased research and development spending. During 1997, the Company recognized a recovery of bad debt expense which reduced SG&A by approximately $0.5 million.

Operating Income
----------------
Operating income decreased from $24.3 million in the three quarters ended October 31, 1997 to $22.0 million in the three quarters ended October 31, 1998, a decrease of 9.6%. The increase in gross margin, discussed above, was more than offset by merger-related costs of $7.0 million incurred in 1998. These costs included (a) $3.5 million for payments to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Indenture with regard to the Company's senior notes and to amend the Indenture to reflect the post-Merger ownership of Metallurg, Inc.; (c) $2.1 million for payments made pursuant to existing employment agreements with Metallurg management; and (d) $0.8 million of other merger-related costs.

Operating income decreased substantially, from $7.5 million for the third quarter of 1997 to $0.1 million for the third quarter of 1998. The decrease resulted from reduced gross margins and increased SG&A, as noted above. In addition, $2.6 million of merger-related costs, primarily payments made pursuant to existing employment agreements with Metallurg management, were recorded during the period.

Interest Income (Expense), Net
Interest income (expense), net is as follows (in thousands):

                                                    Quarter          Quarter            Three Quarters     Three Quarters
                                                     Ended            Ended                 Ended              Ended
                                                  October 31,      October 31,           October 31,        October 31,
                                                      1998             1997                  1998               1997
                                                ---------------  --------------      -----------------   ----------------
      Interest income .......................           $    995         $    610                $ 2,643            $ 3,018
      Interest expense .......................            (3,298)          (1,942)                (9,562)            (6,074)
                                                ----------------  ---------------      -----------------   ----------------
         Interest income (expense), net .....            $(2,303)         $(1,332)               $(6,919)           $(3,056)
                                                ----------------  ---------------      -----------------   ----------------
                                                ----------------  ---------------      -----------------   ----------------

Interest expense increased significantly in 1998. In each of the first three quarters of 1998, the Company accrued approximately $2.8 million of interest expense on $100 million aggregate principal amount of its 11% senior notes due 2007 (the "11% Senior Notes"), which were issued in November 1997. The Company used a portion of the proceeds from the 11% Senior Notes to retire $39.5 million of the then outstanding 12% Senior-Secured Notes of Metallurg, Inc. due 2007 (the "12% Senior-Secured Notes"). In each of the first three quarters of 1997, the Company accrued approximately $1.2 million of interest expense on these 12% Senior-Secured Notes. The Company did not accrue interest on debt incurred prior to entering Chapter 11 proceedings. As a result, approximately $2.1 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, was not reflected in the quarter ended March 31, 1997.

Income Tax Provision (Benefit):
-------------------------------
Income tax provision, net of tax benefits, is as follows (in thousands):

                                                    Quarter          Quarter            Three Quarters     Three Quarters
                                                     Ended            Ended                 Ended              Ended
                                                  October 31,      October 31,           October 31,        October 31,
                                                      1998             1997                  1998               1997
                                                -------------      -------------       ---------------     --------------

      Total current ..........................         $(943)          $3,420                 $6,259             $6,534
      Total deferred .........................           202            2,097                  2,481              1,031
                                                -------------      -------------       ---------------     --------------
       Income tax provision (benefit), net ...          $(741)          $5,517                 $8,740             $7,565
                                                -------------      -------------       ---------------     --------------
                                                -------------      -------------       ---------------     --------------

The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $(0.8) million and $(0.4) million in the quarter and the three quarters ended October 31, 1998, respectively; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $1.0 million and $2.9 million in the quarter and the three quarters ended October 31, 1998, respectively. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income
----------
Net income decreased from $63.3 million for the three quarters ended October 31, 1997 to $8.3 million for the three quarters ended October 31, 1998. Included in the 1997 net income is an extraordinary item of $43.0 million representing the cancellation of debt resulting from the consummation of the Company's Reorganization Plan and a $5.1 million credit representing the effects of revaluing the Company's assets and liabilities under fresh-start reporting. In addition, other income included gains on the sales of the Company's New York office building and of certain plant assets of one of the Company's German subsidiaries totaling $4.7 million. The decrease in 1998 results from the merger costs and increased interest and SG&A expenses, noted above. These decreases more than offset gains from increased gross margins, as noted above, as well as a $0.9 million gain realized on the sale of the Company's Luxembourg affiliate.

Net income was $1.7 million for the third quarter of 1997 compared to breakeven for the third quarter of 1998, due primarily to reduced gross margins and the merger costs, as described above.

Recent Market Developments
--------------------------
Market prices for several of the Company's products have been declining during the second half of 1998. The Company believes that the price declines are a result of lower worldwide and significantly lower U.S. steel production and adjustments of production plans for the titanium and superalloy industries, among other generally weaker metal market conditions. During the quarter ended October 31, 1998, the Company recognized lower of cost or market inventory provisions of approximately $1.4 million relating to several chrome products. Management anticipates additional inventory write-downs during the fourth quarter, the amount of which is indeterminable at this time, because it is dependent on future market conditions. The market price of ferrovanadium, a significant product produced by the Company, declined from over $9 per pound vanadium at the end of October to under $6 per pound vanadium at the end of November.

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

At October 31, 1998, the Company had $42.0 million of cash and cash equivalents and working capital of $180.7 million. Metallurg had $40.5 million in cash and cash equivalents and working capital of $179.7 million at October 31, 1998, as compared to $43.0 million and $167.8 million, respectively, at January 31, 1998. For the first three quarters of 1998, Metallurg generated $3.8 million in cash from operations and received proceeds of approximately $1.1 million on the sale of its Luxembourg affiliate. Capital expenditures approximated $11.6 million in the first three quarters and in February 1998, Metallurg purchased an additional 5% interest in a Russian magnesium metal producer for approximately $2.0 million.

Credit Facilities and Other Financing Arrangements
--------------------------------------------------

Metallurg, Inc.

Metallurg has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At October 31, 1998, there were no outstanding loans and $25.3 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. On October 20, 1997, BankBoston, N.A., through its Frankfurt office, made available up to DM
20.5 million (approximately $11.3 million) of financing to certain of its German subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg and the other U.S. borrowers under the Revolving Credit Facility. At October 31, 1998, loans of $0.4 million were outstanding in Germany under this facility.

In August 1998, one of the Company's German subsidiaries entered into a term loan with IKB Deutsche Industriebank in the amount of DM 10.0 million (approximately $6.0 million). The loan, which matures in 2008, bears interest at rates ranging from 3.75%-4.75% and is secured by certain property of the German subsidiary.

In addition, several of the other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At October 31, 1998, there were $0.4 million of outstanding loans under these local credit facilities.

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

Capital Expenditures

Metallurg invested $11.6 million in capital expenditures during the first three quarters of 1998. Capital expenditures are expected to total approximately $20.0 million in 1998. Although the Company has budgeted these items in 1998, the Company has not committed to complete these projects which are contingent on senior management approval and other conditions. The Company believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

Environmental Remediation Costs

In 1996, the Company elected early adoption of the AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first three quarters of 1998, the Company expended $1.7 million for environmental remediation.

As part of the Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of October 31, 1998, had an estimated cost of completion of $38.2 million. Of this amount, approximately $1.9 million is expected to be expended in the last quarter of 1998, $3.3 million in 1999 and $6.6 million in 2000. In addition, the Company estimates it will make expenditures of $5.4 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.1 million is expected to be expended in the last quarter of 1998, $0.2 million in 1999 and $0.8 million in 2000.


Year 2000 Compliance

The Year 2000 statement set forth below is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law 105-271. Please note that, for purposes of any action brought under the securities laws, as that term is defined in section 3(a)(47) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(47)), the Year 2000 Information and Readiness Disclosure Act does not apply to any statements contained in any documents or materials filed with the Securities and Exchange Commission, or with Federal banking regulators, pursuant to section 12(i) of the Securities Exchange Act of 1934 (15 U.S.C. 781(i)), or disclosures or writing that, when made, accompanied the solicitation of an offer or sale of securities.

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

PART II               OTHER  INFORMATION




Item 6. (a)           EXHIBITS

                      27 Financial Data Schedule


       6. (b)         REPORT ON FORM 8-K

                      1. Form 8-K dated November 25, 1998 (filed on November 25, 1998) announcing that Metallurg Holdings had changed its certified public accountants to PricewaterhouseCoopers LLP.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on December 15, 1998 on its behalf by the undersigned thereunto duly authorized.


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