Form 10-Q/A
period 1998-07-31
METALLURG HOLDINGS INC
filed 1999-01-28
CIK 1067054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ______________

                            METALLURG HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                       23-2967577
  --------------------------------                     ---------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                           800 The Safeguard Building
                              435 Devon Park Drive
                            Wayne, Pennsylvania 19087
                   ------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (610) 293-0838
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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
                               Yes  X       No
                                  -----       -----
At September 9, 1998, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,500 shares of Series B Non-Voting Preferred Stock, $.01 par value.

                             EXPLANATORY INFORMATION

This Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended July 31, 1998 is being filed to reflect a change in the accounting by Metallurg Holdings, Inc. for its purchase of Metallurg, Inc. on July 13, 1998 and its calculation of goodwill in accordance with APB No. 16, "Business Combinations". Previously, a $3.5 million payment to cancel compensatory options of Metallurg, Inc. was recorded as merger-related costs in the period June 10, 1998 (inception) to July 31, 1998 and Metallurg Holdings, Inc. reported a net loss of approximately $4.6 million. The condensed consolidated financial statements of Metallurg Holdings, Inc. and related notes thereto are amended and restated in their entirety to reflect the $3.5 million payment, net of taxes of $0.8 million, as a component of the purchase price. Upon revision, (i) the excess of the purchase price over the fair value of the net assets acquired is approximately $102 million, versus $99.2 million previously reported, (ii) goodwill amortization, net of tax, has been adjusted in the period ended July 31, 1998 and (iii) the net loss for the period is reduced to approximately $1.8 million.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                    Page
No.                                                                                                 ----
---
Part I.    FINANCIAL INFORMATION:

           Item 1 -  Financial Statements (Unaudited)

                Condensed Statement of Consolidated Operations of Metallurg Holdings,
                Inc. for the Period June 10, 1998 (inception) to July 31, 1998                        4

                Condensed Statements of Consolidated Operations of Metallurg, Inc.
                for the Quarter and the Two Quarters Ended July 31, 1998 and for
                the Quarters Ended July 31, 1997 and March 31, 1997                                   5

                Condensed Statement of Consolidated Comprehensive Income of
                Metallurg Holdings, Inc. for the Period June 10, 1998 (inception) to
                July 31, 1998                                                                         6

                Condensed Statements of Consolidated Comprehensive Income of
                Metallurg, Inc. for the Quarter and the Two Quarters Ended July 31,
                1998 and for the Quarters Ended July 31, 1997 and March 31, 1997                      7

                Condensed Consolidated Balance Sheet of Metallurg Holdings at
                July 31, 1998                                                                         8

                Condensed Consolidated Balance Sheets of Metallurg, Inc. at
                July 31, 1998 and January 31, 1998                                                    9

                Condensed Consolidated Balance Sheet of Metallurg, Inc. at
                March 31, 1997                                                                        10

                Condensed Statement of Consolidated Cash Flows of Metallurg Holdings,
                Inc. for the Period June 10, 1998 (inception) to July 31, 1998                        11

                Condensed Statements of Consolidated Cash Flows of Metallurg, Inc.
                for the Two Quarters Ended July 31, 1998 and for the Quarters Ended
                July 31, 1997 and March 31, 1997                                                      12

                Notes to Condensed Unaudited Consolidated Financial Statements                       13-17

           Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  18-23


Part II.   OTHER INFORMATION

           Item 6. (a)  EXHIBITS                                                                      24

                6. (b)  REPORT ON FORM 8-K                                                            24


           Signature Page                                                                             25

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                   For the Period
                                                                                    June 10, 1998
                                                                                   (inception) to
                                                                                    July 31, 1998
                                                                                --------------------
Total revenue ................................................................           $ 2,274
                                                                                --------------------
Operating costs and expenses:
    Cost of sales ............................................................             2,174
    Selling, general and administrative expenses .............................               786
    Merger-related costs .....................................................               875
                                                                                --------------------
    Total operating costs and expenses .......................................             3,835
                                                                                --------------------

      Operating loss .........................................................            (1,561)

Interest expense, net ........................................................               833
                                                                                --------------------

Loss before income tax provision .............................................            (2,394)

Income tax benefit ...........................................................               574
                                                                                --------------------
Net loss .....................................................................           $(1,820)
                                                                                --------------------
                                                                                --------------------













       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                    Predecessor
                                                          Reorganized Company                          Company
                                              ---------------------------------------------------  ----------------
                                               Quarter        Two Quarters        Quarter              Quarter
                                                Ended             Ended            Ended                Ended
                                               July 31,          July 31,         July 31,             March 31,
                                                 1998             1998              1997                 1997
                                              (Unaudited)      (Unaudited)       (Unaudited)           (Audited)
                                            ---------------  ---------------   ---------------     ----------------

Total revenue ..............................  $  170,013       $  337,843       $  166,879           $  155,587
                                            ---------------  ---------------   ---------------     ----------------
Operating costs and expenses:
   Cost of sales ...........................     142,671          281,679          142,135              134,060
   Selling, general and administrative
     expenses ..............................      15,147           29,908           14,427               15,046
   Merger-related costs ....................       4,416            4,416                -                    -
                                            ---------------  ---------------   ---------------     ----------------
   Total operating costs and expenses ......     162,234          316,003          156,562              149,106
                                            ---------------  ---------------   ---------------     ----------------
      Operating income .....................       7,779           21,840           10,317                6,481

Other income (expense):
   Other income (expense), net .............        (333)             545              (76)               3,179
   Interest expense, net ...................      (2,544)          (4,616)          (1,479)                (245)
   Reorganization expense ..................           -                -                -               (2,663)
   Fresh-start revaluation .................           -                -                -                5,107
                                            ---------------  ---------------   ---------------     ----------------

Income before income tax provision
   and extraordinary item ..................       4,902           17,769            8,762               11,859

Income tax provision (benefit) .............       3,404            9,481            5,111               (3,063)
                                            ---------------  ---------------   ---------------     ----------------
Net income before extraordinary item .......       1,498            8,288            3,651               14,922
Extraordinary item .........................           -                -                -               43,032
                                            ---------------  ---------------   ---------------     ----------------
Net income .................................  $    1,498        $   8,288       $    3,651           $   57,954
                                            ---------------  ---------------   ---------------     ----------------
                                            ---------------  ---------------   ---------------     ----------------

       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------




                                                                                For the Period
                                                                                June 10, 1998
                                                                                (inception) to
                                                                                July 31, 1998
                                                                                ----------------
Net loss......................................................................     $   (1,820)
Other comprehensive income ...................................................              -
                                                                                ----------------
Comprehensive loss ...........................................................     $   (1,820)
                                                                                ----------------
                                                                                ----------------













       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE
  INCOME
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                             Reorganized Company                     Predecessor
                                               -------------------------------------------------       Company
                                                                                                   --------------
                                                  Quarter        Two Quarters         Quarter          Quarter
                                                   Ended            Ended              Ended            Ended
                                                  July 31,         July 31,           July 31,         March 31,
                                                    1998             1998              1997              1997
                                                 (Unaudited)     (Unaudited)        (Unaudited)       (Audited)
                                               --------------   --------------    --------------   --------------
Net income .....................................  $   1,498       $   8,288          $   3,651        $  57,954

Other comprehensive income (loss):
  Foreign currency translation
    adjustments (a).............................     (1,152)         (1,076)             1,245           (1,224)
                                                --------------  --------------     --------------   --------------

Comprehensive income ...........................  $     346       $   7,212          $   4,896        $  56,730
                                                --------------  --------------     --------------   --------------
                                                --------------  --------------     --------------   --------------




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






       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                  July 31,
                                                                                    1998
                                                                              ---------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $   46,482
   Accounts and notes receivable, net ......................................         95,192
   Inventories .............................................................        121,651
   Other assets ............................................................         16,055
                                                                              ----------------
      Total current assets .................................................        279,380
Property, plant and equipment, net .........................................         43,851
Goodwill ...................................................................        101,804
Other assets ...............................................................         23,609
                                                                              ----------------
      TOTAL ................................................................     $  448,644
                                                                              ----------------
                                                                              ----------------

LIABILITIES
Current liabilities:
   Short-term debt and current portion of long-term debt ...................     $    1,868
   Trade payables ..........................................................         59,226
   Accrued expenses ........................................................         32,938
   Other current liabilities ...............................................          9,262
                                                                              ----------------
      Total current liabilities ............................................        103,294
                                                                              ----------------

Long-term debt .............................................................        168,234
Accrued pension liabilities ................................................         38,134
Environmental liabilities, net .............................................         37,161
Other liabilities ..........................................................          6,618
                                                                              ----------------
      Total long-term liabilities ..........................................        250,147
                                                                              ----------------

      Total liabilities ....................................................        353,441
                                                                              ----------------

SHAREHOLDERS' EQUITY
Common and preferred stock .................................................              -
Additional paid-in capital .................................................         97,023
Retained earnings (deficit) ................................................         (1,820)
                                                                              ----------------
   Total shareholders' equity ..............................................         95,203
                                                                              ----------------
      TOTAL ................................................................     $  448,644
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


                                                                           Reorganized Company
                                                                 --------------------------------------
                                                                     July 31,             January 31,
                                                                       1998                  1998
                                                                 ----------------      ----------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................     $    44,423            $   43,003
   Accounts and notes receivable, net .........................          95,192                83,931
   Inventories ................................................         121,651               117,589
   Other assets ...............................................          15,708                14,239
                                                                 ----------------      ----------------
      Total current assets ....................................         276,974               258,762
Property, plant and equipment, net ............................          43,851                41,502
Other assets ..................................................          20,505                19,522
                                                                 ----------------      ----------------
      TOTAL ...................................................     $   341,330            $  319,786
                                                                 ----------------      ----------------
                                                                 ----------------      ----------------
LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt .......................................     $     1,868            $    4,016
   Trade payables .............................................          59,226                51,308
   Accrued expenses ...........................................          31,559                30,575
   Other current liabilities ..................................           9,262                 5,106
                                                                 ----------------      ----------------
      Total current liabilities ...............................         101,915                91,005
                                                                 ----------------      ----------------
Long-term debt ................................................         102,641               103,133
Accrued pension liabilities ...................................          38,134                38,351
Environmental liabilities, net ................................          37,161                38,527
Other liabilities .............................................           6,618                 6,999
                                                                 ----------------      ----------------
      Total long-term liabilities .............................         184,554               187,010
                                                                 ----------------      ----------------

      Total liabilities .......................................         286,469               278,015
                                                                 ----------------      ----------------

SHAREHOLDERS' EQUITY
Common stock ..................................................               -                    50
Additional paid-in capital ....................................          46,137                40,209
Accumulated other comprehensive income (loss)..................            (403)                  673
Retained earnings .............................................           9,127                   839
                                                                 ----------------      ----------------
   Total shareholders' equity .................................          54,861                41,771
                                                                 ----------------      ----------------
      TOTAL ...................................................     $   341,330            $  319,786
                                                                 ----------------      ----------------
                                                                 ----------------      ----------------

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

The effect of the consummation of the Plan (as defined herein) and the implementation of fresh-start reporting on Metallurg's consolidated balance sheet as of March 31, 1997 was as follows:


                                                                                                  Adoption of           Opening
                                                    Prior to Joint Plan    Effects of Joint       Fresh-Start           Balance
                                                       Effectiveness           Plan (a)            Reporting             Sheet
                                                    -------------------  ------------------    ------------------  -----------------
  ASSETS
  Current Assets:
     Cash and cash equivalents ..................       $      66,670      $     (36,330)                            $      30,340
     Trade receivable, less allowance for
       doubtful accounts ........................              94,255               (105)                                   94,150
     Inventories ................................             109,258                  -                                   109,258
     Prepaid expenses and other current assets ..              16,382                180          $     (250)  (b)          16,312
     Assets held for sale .......................                 341                  -                 839   (b)           1,180
                                                    -------------------  ------------------     ------------------  ----------------
        Total current assets ....................             286,906            (36,255)                589               251,240

  Investments in affiliates......................               2,779                  -              (1,318)  (c)           1,461
  Property, plant and equipment, net ............              42,348                  -              (3,441)  (c)          38,907
  Other assets ..................................              14,243                614                (761)  (c)          14,096
                                                    -------------------  ------------------     ------------------  ----------------
        Total ...................................       $     346,276      $     (35,641)         $   (4,931)        $     305,704
                                                    -------------------  ------------------     ------------------  ----------------
                                                    -------------------  ------------------     ------------------  ----------------
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
     Short-term debt ............................       $      13,500                                                $      13,500
     Current portion of long-term debt ..........               1,277                                                        1,277
     Trade payables .............................              55,947                                                       55,947
     Accrued expenses ...........................              22,736      $       2,338          $      277   (b)          25,351
     Current portion of environmental
      liabilities ...............................               5,270                  -                   -                 5,270
     Taxes payable ..............................               7,136               (557)                  -                 6,579
                                                    -------------------  ------------------     ------------------  ----------------
        Total current liabilities ...............             105,866              1,781                 277               107,924
                                                    -------------------  ------------------     ------------------  ----------------

  Long-term Liabilities:
     Long-term debt .............................               4,248             47,463                   -                51,711
     Accrued pension liabilities ................              39,610             (1,345)              2,825   (b)          41,090
     Environmental liabilities, net .............              37,495              5,370                   -                42,865
     Other liabilities ..........................              10,293                  -               1,821   (b)          12,114
                                                    -------------------  ------------------     ------------------  ----------------
        Total long-term liabilities .............              91,646             51,488               4,646               147,780
                                                    -------------------  ------------------     ------------------  ----------------
  Liabilities Subject to Compromise .............             180,247           (180,247)                  -                     -
                                                    -------------------  ------------------     ------------------  ----------------

        Total liabilities .......................             377,759           (126,978)              4,923               255,704
                                                    -------------------  ------------------     ------------------  ----------------
  Commitments and Contingencies .................

  Shareholders' Equity (Deficit):
     Common stock ...............................                  20                 30                   -                    50
     Additional paid in capital .................                   -             49,950                   -                49,950
     Cumulative foreign currency
         translation adjustment .................              14,531                 56             (14,587)  (d)               -
     Retained (deficit) earnings ................             (46,034)            41,301               4,733   (d)               -
                                                    -------------------  ------------------     ------------------  ----------------
        Total shareholders' equity (deficit) ....             (31,483)            91,337              (9,854)               50,000
                                                    -------------------  ------------------     ------------------  ----------------

        Total ...................................       $     346,276      $     (35,641)         $   (4,931)        $     305,704
                                                    -------------------  ------------------     ------------------  ----------------
                                                    -------------------  ------------------     ------------------  ----------------


      NOTES:

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

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------



                                                                                   For the Period
                                                                                   June 10, 1998
                                                                                  (inception) to
                                                                                   July 31, 1998
                                                                                -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................    $    (1,820)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization of executive stock awards ........................................           354
  Depreciation and amortization .................................................           256
  Interest accretion on Discount Notes ..........................................           416
                                                                                -------------------
    Total .......................................................................          (794)

Change in operating assets and liabilities:
  Increase in trade receivables .................................................           162
  Increase in trade payables and accrued expenses ...............................         1,379
                                                                                -------------------
    Net cash  provided by operating activities ..................................           747
                                                                                -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....................................            (3)
  Cash paid for acquisition of Metallurg, Inc., net of cash acquired ............      (112,345)
                                                                                -------------------
    Net cash used in investing activities .......................................      (112,348)
                                                                                -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution ..........................................................        97,023
  Proceeds from long-term debt, net .............................................        62,895
  Other .........................................................................        (1,835)
                                                                                -------------------
     Net cash provided by financing activities ..................................       158,083
                                                                                -------------------

Net increase in cash and cash equivalents .......................................        46,482
Cash and cash equivalents - beginning of period .................................             -
                                                                                -------------------
Cash and cash equivalents - end of period .......................................   $    46,482
                                                                                -------------------
                                                                                -------------------


       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
METALLURG, INC. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                       Predecessor
                                                                      Reorganized Company                Company
                                                                ----------------------------------  -----------------
                                                                   Two Quarters       Quarter            Quarter
                                                                      Ended            Ended              Ended
                                                                     July 31,         July 31,           March 31,
                                                                       1998             1997               1997
                                                                -----------------  ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................      $     8,288      $     3,651         $   57,954
Adjustments to reconcile net income to net cash provided by
operating activities: ........................................
  Executive stock awards .....................................              750              500                500
  Extraordinary item .........................................                -                -            (43,032)
  Fresh-start revaluation ....................................                -                -             (5,107)
  Depreciation and amortization ..............................            4,282            1,962              2,143
  Gain on sale of assets .....................................             (592)              (6)            (3,266)
  Reorganization expense, net of payments ....................             (144)          (3,989)             1,538
  Deferred income taxes ......................................            2,029            1,661             (3,767)
  Provision for doubtful accounts ............................              606               61                162
  Provision for environmental costs, net of payments .........           (1,006)            (393)              (256)
  Other, net .................................................            2,791            1,628              3,057
                                                                -----------------  --------------     ---------------
    Total ....................................................           17,004            5,075              9,926

Change in operating assets and liabilities:
  (Increase) decrease in trade receivables ...................          (12,596)           8,032            (20,272)
  Increase in inventories ....................................           (5,774)          (8,953)            (6,120)
  Decrease (increase) in other current assets ................            1,586            1,769               (355)
  Increase (decrease) in trade payables and accrued expenses .           16,542           (2,890)            18,895
  Decrease in prepetition liabilities ........................                -                -                (39)
  Receipt from environmental trust, net ......................                -                -              5,928
  Other assets and liabilities, net ..........................           (8,270)            (523)            (1,547)
                                                                -----------------  --------------     ---------------
    Net cash provided by operating activities ................            8,492            2,510              6,416
                                                                -----------------  --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .................           (6,998)          (3,309)            (2,774)
  Proceeds from asset sales ..................................            1,286            1,205              4,966
  Other, net .................................................           (2,254)              33                (25)
                                                                -----------------  --------------     ---------------
    Net cash (used in) provided by investing activities ......           (7,966)          (2,071)             2,167
                                                                -----------------  --------------     ---------------

CASH FLOWS FROM FINANCING, MERGER AND REORGANIZATION
  ACTIVITIES:
  Capital contribution from Safeguard ........................            3,541                -                  -
  Cash distribution pursuant to plan of reorganization .......                -                -            (59,366)
  Drawdown of prepetition letters of credit ..................                -                -              9,700
  Proceeds from long-term debt, net ..........................                -                -              8,100
  Net short-term borrowings...................................           (1,851)          (1,608)             1,062
  Repayment of long-term debt ................................             (548)             (83)              (487)
                                                                -----------------  --------------     ---------------
    Net cash provided by (used in) financing, merger and
       reorganization activities .............................            1,142           (1,691)           (40,991)
                                                                -----------------  --------------     ---------------
Effects of exchange rate changes on cash and cash
  equivalents ................................................             (248)              75               (526)
                                                                -----------------  --------------     ---------------
Net increase (decrease) in cash and cash equivalents .........            1,420           (1,177)           (32,934)
Cash and cash equivalents - beginning of period ..............           43,003           30,340             63,274
                                                                -----------------  --------------     ---------------
Cash and cash equivalents - end of period ....................      $    44,423      $    29,163         $   30,340
                                                                -----------------  --------------     ---------------
                                                                -----------------  --------------     ---------------

      See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      This Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended July 31, 1998 is being filed to reflect a change in the accounting by Metallurg Holdings, Inc. ("Metallurg Holdings") for its purchase of Metallurg, Inc. on July 13, 1998 and its calculation of goodwill in accordance with APB No. 16, "Business Combinations". Previously, a $3.5 million payment to cancel compensatory options of Metallurg, Inc. was recorded as merger-related costs in the period June 10, 1998 (inception) to July 31, 1998 and Metallurg Holdings, Inc. reported a net loss of approximately $4.6 million. The condensed consolidated financial statements of Metallurg Holdings, Inc. and related notes thereto are amended and restated in their entirety to reflect the $3.5 million payment, net of taxes of $0.8 million, as a component of the purchase price. Upon revision, (i) the excess of the purchase price over the fair value of the net assets acquired is approximately $102 million, versus $99.2 million previously reported,
      (ii) goodwill amortization, net of tax, has been adjusted in the period ended July 31, 1998 and (iii) the net loss for the period is reduced to approximately $1.8 million.

      Metallurg Holdings' accompanying condensed unaudited consolidated financial statements as of July 31, 1998 and for the period ended July 31, 1998 include the accounts of Metallurg Holdings and its majority-owned subsidiaries (collectively, the "Company"). Metallurg, Inc.'s condensed consolidated financial statements for the quarters ended July 31, 1998 (unaudited), July 31, 1997 (unaudited), and March 31, 1997 (audited), the two quarters ended July 31, 1998 (unaudited) and as of July 31, 1998 (unaudited), January 31, 1998 (audited) and March 31, 1997 (audited), include the accounts of Metallurg, Inc. and its majority-owned subsidiaries ("Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board ("APB") Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

      Metallurg Holdings and Metallurg, the two holding companies, report on a fiscal year ending January 31. The operating subsidiaries report on a one-month lag. Accordingly, the period ended July 31, 1998 includes (i) the results of Metallurg Holdings from its inception (June 10, 1998) to July 31, 1998 (a loss of $653,000) and (ii) the results of Metallurg, Inc., the holding company, for the period subsequent to the Merger, as defined below (a loss of $1,167,000). The results of Metallurg's operating subsidiaries are not included in these results. The results of operations of Metallurg for the quarter ended July 31, 1998 includes operating subsidiaries' results for the period April 1, 1998 to June 30, 1998 and Metallurg, Inc.'s, the holding company's, results for the period May 1, 1998 to July 31, 1998. The results of operations of Metallurg for the two quarters ended July 31, 1998 include the operating subsidiaries' results from January 1, 1998 to June 30, 1998 and Metallurg, Inc.'s, the holding company's results from February 1, 1998 to July 31, 1998. The consolidated balance sheet at July 31, 1998 reflects the positions of Metallurg Holdings and Metallurg, Inc. at July 31, 1998 and of Metallurg's operating subsidiaries at June 30, 1998. Metallurg changed its reporting period on April 1, 1997. Accordingly, the quarter ended July 31, 1997 includes three months of operating results for the operating subsidiaries plus, in this transitional period, an additional month of operating results of Metallurg, Inc., the holding company, in the amount of an $803,000 loss.

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

      At the time of the Merger, each outstanding share of Metallurg common stock, par value $0.01 per share, was converted into the right to receive $30 in cash, representing an aggregate cash price of approximately $152.2 million (including payments for cancellation of compensatory options). Metallurg Holding's purchase of Metallurg was recorded under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The total value of the transaction, including existing indebtedness and environmental, pension and other liabilities, net of cash, was approximately $300 million. The excess of the purchase price over the fair value of the net assets acquired is approximately $102 million and is being amortized over a period of 20 years.

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

5.    EARNINGS PER SHARE

      The presentation of earnings per share is not meaningful since 100% of the capital stock of the Company is owned by a group of private investors led by and including Safeguard.

6.    INVENTORIES

      Inventories, net of reserves, consist of the following (in thousands):

                                                                   Metallurg
                                                                    Holdings                Metallurg
                                                                 --------------  -------------------------------
                                                                    July 31,       January 31,       March 31,
                                                                     1998             1998             1997
                                                                 --------------  --------------   --------------
           Raw materials ......................................     $   29,751     $   32,938        $  21,769
           Work in process ....................................          2,551          1,981            2,330
           Finished goods .....................................         84,523         77,473           80,500
           Other ..............................................          4,826          5,197            4,659
                                                                 --------------  --------------   --------------
              Total ...........................................     $  121,651     $  117,589        $ 109,258
                                                                 --------------  --------------   --------------
                                                                 --------------  --------------   --------------

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

                                                               Two Quarters     Quarter      Quarter
                                                                  Ended          Ended        Ended
                                                                 July 31,       July 31,     March 31,
                                                                   1998           1997         1997
                                                              -------------  ------------- -------------
      Revenues ...............................................  $  337,843     $  166,879    $  155,587
      Operating income .......................................  $   23,934     $    8,534    $    6,010
      Net income (loss) ......................................  $    5,455     $   (2,318)   $    2,667

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


METALLURG HOLDINGS' RESULTS OF OPERATIONS - PERIOD ENDED JULY 31, 1998

The net loss of $1.8 million includes the consolidation of Metallurg, Inc. for the period subsequent to the acquisition (a loss of $1.2 million) plus interest and certain general administrative expenses of the holding company.

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

TOTAL REVENUES
Total revenues for Metallurg increased by 1.9%, from $166.9 million in the quarter ended July 31, 1997 to $170.0 million in the quarter ended July 31, 1998. Increased volume and selling prices of ferrovanadium accounted for most of the increase. In addition, revenues from increased sales of ferrotitanium and chromium metal, due primarily to increased volume, more than offset a reduction in sales of low carbon ferrochrome, ferroboron and polishing powders due primarily to increased price competition.

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

GROSS MARGINS
Gross margins increased from $24.7 million in the quarter ended July 31, 1997 to $27.3 million in the quarter ended July 31, 1998, an increase of 10.5%, due principally to the price and volume increases in ferrovanadium and ferrotitanium. In aluminum master alloys and compacted products, a slight decrease in volume was more than offset by improvements in product mix and selling prices. Improvement in gross margins was partially offset by decreases in low carbon ferrochrome margins resulting from lower selling prices and less favorable product mix. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in each of the quarters ended July 31, 1998 and 1997 by $0.3 million and increasing gross margins by an equal amount.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") increased from $14.4 million in the quarter ended July 31, 1997 to $15.1 million in the quarter ended July 31, 1998, an increase of 5.0%. For the quarter ended July 31, 1997, SG&A represented 8.7% of Metallurg's sales compared to 8.9% for the quarter ended July 31, 1998. SG&A were higher in 1998 due partly to the accelerated amortization of awards under the Stock Award and Stock Option Plan of Metallurg issued in connection with the consummation of the Plan.

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

OPERATING INCOME
Operating income decreased from $10.3 million in the quarter ended July 31, 1997 to $7.8 million in the quarter ended July 31, 1998, a decrease of 24.6%. The decrease results almost entirely from the merger-related costs of $4.4 million incurred in July 1998. These costs included (a) $3.5 million for payments to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Senior
Note Indenture and to amend the Indenture to reflect the post-Merger ownership of Metallurg, Inc.; and (c) $0.3 million of other merger costs.

Operating income increased from $6.5 million for the first quarter of 1997 to $14.1 million for the first quarter of 1998, an increase of 117.0%. The increase resulted from the improvement in gross margins and decrease in SG&A, mentioned above.

INTEREST INCOME (EXPENSE), NET
Interest income (expense), net is as follows (in thousands):

                                                     Quarter        Quarter         Quarter       Quarter
                                                      Ended          Ended           Ended         Ended
                                                     July 31,      April 30,        July 31,      March 31,
                                                       1998          1998             1997          1997
                                                    ----------    ----------       ----------    ----------
      Interest income ...........................    $    820      $    828        $    947        $  1,461
      Interest expense ...........................     (3,364)       (2,900)         (2,426)         (1,706)
                                                    ----------    ----------       ----------    ----------
         Interest income (expense), net .........    $ (2,544)     $ (2,072)       $ (1,479)       $   (245)
                                                    ----------    ----------       ----------    ----------
                                                    ----------    ----------       ----------    ----------

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

INCOME TAX PROVISION (BENEFIT):
Income tax provision, net of tax benefits, is as follows (in thousands):

                                                     Quarter         Quarter           Quarter         Quarter
                                                      Ended           Ended             Ended           Ended
                                                     July 31,       April 30,          July 31,       March 31,
                                                      1998            1998               1997           1997
                                                   ------------    ------------      ------------   ------------

      Total current ..............................   $  2,512        $  4,690          $  2,410        $    704
      Total deferred .............................        892           1,387             2,701          (3,767)
                                                   ------------    ------------      ------------   ------------
         Income tax provision (benefit), net .....   $  3,404        $  6,077          $  5,111        $ (3,063)
                                                   ------------    ------------      ------------   ------------
                                                   ------------    ------------      ------------   ------------


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

NET INCOME
Net income decreased from $3.7 million for the quarter ended July 31, 1997 to $1.5 million for the quarter ended July 31, 1998. The decrease resulted primarily from the merger-related costs and increased interest expense, partially offset by increased gross margins, noted above.

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

LIQUIDITY AND FINANCIAL RESOURCES

GENERAL
The Company's sources of liquidity include cash from operations and amounts available under credit facilities. Metallurg believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least 1999.

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

In July 1998, Metallurg Holdings issued Senior Secured Discount Notes due 2008 which yielded gross proceeds of $65.2 million, which proceeds were used, in part, to consummate the acquisition of Metallurg, Inc.

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


                                       METALLURG HOLDINGS, INC.



January 28, 1999                       /s/  ARTHUR R. SPECTOR
                                       -----------------------------------------
                                            Arthur R. Spector
                                            Vice President
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)