Form 10-Q/A
period 1998-10-31
METALLURG HOLDINGS INC
filed 1999-01-28
CIK 1067054

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

          For the transition period from _____________ to ______________

                            METALLURG HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                        23-2967577
-------------------------------                        -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                           800 The Safeguard Building
                              435 Devon Park Drive
                            Wayne, Pennsylvania 19087
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                             EXPLANATORY INFORMATION

This Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended October 31, 1998 is being filed to reflect a change in the accounting by Metallurg Holdings, Inc. for its purchase of Metallurg, Inc. on July 13, 1998 and its calculation of goodwill in accordance with APB No. 16, "Business Combinations". Previously, a $3.5 million payment to cancel compensatory options of Metallurg, Inc. was recorded as merger-related costs in the period June 10, 1998 (inception) to October 31, 1998 and Metallurg Holdings, Inc. reported a net loss of approximately $8.4 million. The condensed consolidated financial statements of Metallurg Holdings, Inc. and related notes thereto are amended and restated in their entirety to reflect the $3.5 million payment, net of taxes of $0.8 million, as a component of the purchase price. Upon revision, (i) the excess of the purchase price over the fair value of the net assets acquired was approximately $102 million, versus $99.2 million previously reported, (ii) goodwill amortization, net of tax, has been adjusted in the periods ended October 31, 1998 and (iii) the net loss for the period is reduced to approximately $5.6 million.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                 PAGE NO.
Part I.  FINANCIAL INFORMATION:

         Item 1 -  Financial Statements (Unaudited)

              Condensed Statements of Consolidated Operations of Metallurg Holdings,
              Inc. for the Quarter Ended October 31, 1998 and for
              the Period June 10, 1998 (inception) to October 31, 1998                              4

              Condensed Statements of Consolidated Operations of Metallurg, Inc.
              for the Quarter and the Three Quarters Ended October 31, 1998,
              the Quarter and the Two Quarters ended October 1997 and
              the Quarter Ended March 31, 1997                                                      5

              Condensed Statements of Consolidated Comprehensive Income of
              Metallurg Holdings, Inc. for the Quarter Ended October 31, 1998 and
              for the Period June 10, 1998 (inception) to October 31, 1998                          6

              Condensed Statements of Consolidated Comprehensive Income of
              Metallurg, Inc. for the Quarter and the Three Quarters Ended
              October 31, 1998, the Quarter and the Two Quarters Ended October
              31, 1997 and the Quarter Ended March 31, 1997                                         7

              Condensed Consolidated Balance Sheet of Metallurg Holdings, Inc. at
              October 31, 1998                                                                      8

              Condensed Consolidated Balance Sheets of Metallurg, Inc. at
              October 31, 1998 and January 31, 1998                                                 9

              Condensed Consolidated Balance Sheet of Metallurg, Inc. at
              March 31, 1997                                                                       10

              Condensed Statement of Consolidated Cash Flows of Metallurg Holdings,
              Inc. for the Period June 10, 1998 (inception) to October 31, 1998                    11

              Condensed Statements of Consolidated Cash Flows of Metallurg, Inc.
              for the Three Quarters Ended October 31, 1998, the Two Quarters
              Ended October 31, 1997 and the Quarter Ended March 31, 1997                          12

              Notes to Condensed Unaudited Consolidated Financial Statements                     13-17

         Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                      18-24


Part II.   OTHER INFORMATION

           Item 6. (a)  EXHIBITS                                                                   25

                6. (b)  REPORT ON FORM 8-K                                                         25


           Signature Page                                                                          26

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------




                                                                                                           For the Period
                                                                                        Quarter            June 10, 1998
                                                                                         Ended             (inception) to
                                                                                       October 31,          October 31,
                                                                                          1998                 1998
                                                                                -------------------- --------------------
Total revenue ................................................................             $125,666             $127,940
                                                                                -------------------- --------------------
Operating costs and expenses:
    Cost of sales ............................................................              109,720              111,894
    Selling, general and administrative expenses .............................               15,080               15,866
    Merger-related costs .....................................................                2,607                3,482
                                                                                -------------------- --------------------
    Total operating costs and expenses .......................................              127,407              131,242
                                                                                -------------------- --------------------

      Operating loss .........................................................               (1,741)              (3,302)

Other income, net ............................................................                1,306                1,306
Interest expense, net ........................................................               (4,443)              (5,276)
                                                                                -------------------- ---------------------

Loss before income tax provision .............................................               (4,878)              (7,272)

Income tax benefit ...........................................................                1,104                1,678
                                                                                -------------------- ---------------------
Net loss .....................................................................              $(3,774)             $(5,594)
                                                                                -------------------- ---------------------
                                                                                -------------------- ---------------------















       See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                                                     Predecessor
                                                                    Reorganized Company                                Company
                                            ---------------------------------------------------------------------  ----------------
                                               Quarter       Three Quarters        Quarter        Two Quarters         Quarter
                                                Ended             Ended             Ended            Ended              Ended
                                             October 31,       October 31,       October 31,      October 31,         March 31,
                                                 1998              1998              1997             1997              1997
                                             (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)         (Audited)
                                            --------------- ------------------ ----------------------------------  ----------------


Total revenue .............................       $142,708           $480,551          $148,325         $315,204          $155,587
                                            --------------- ------------------ -----------------  ---------------  ----------------
Operating costs and expenses:
   Cost of sales ..........................        124,401            406,080           127,276          269,411           134,060
   Selling, general and administrative
      expenses ............................         15,587             45,495            13,560           27,987            15,046
   Merger-related costs ...................          2,607              7,023              --               --                --
                                            --------------- ------------------ -----------------  ---------------  ----------------
   Total operating costs and expenses .....        142,595            458,598           140,836          297,398           149,106
                                            --------------- ------------------ -----------------  ---------------  ----------------
      Operating income ....................            113             21,953             7,489           17,806             6,481
Other income (expense):
   Other income, net ......................          1,487              2,032             1,074              998             3,179
   Interest expense, net ..................         (2,303)            (6,919)           (1,332)          (2,811)             (245)
   Reorganization expense .................           --                 --                --               --              (2,663)
   Fresh-start revaluation ................           --                 --                --               --               5,107
                                            --------------- ------------------ -----------------  ---------------  ----------------
Income (loss) before income tax
   provision and extraordinary item .......           (703)            17,066             7,231           15,993            11,859
Income tax provision (benefit) ............           (741)             8,740             5,517           10,628            (3,063)
                                            --------------- ------------------ -----------------  ---------------  ----------------
Income before extra-
   ordinary item ..........................             38              8,326             1,714            5,365            14,922
Extraordinary item ........................           --                 --                --               --              43,032
                                            --------------- ------------------ -----------------  ---------------  ----------------
Net income ................................           $ 38             $8,326            $1,714           $5,365          $ 57,954
                                            --------------- ------------------ -----------------  ---------------  ----------------
                                            --------------- ------------------ -----------------  ---------------  ----------------



       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                                                         For the Period
                                                                                         Quarter         June 10, 1998
                                                                                          Ended          (inception) to
                                                                                        October 31,       October 31,
                                                                                           1998              1998
                                                                                -------------------- ---------------------
Net loss......................................................................              $(3,774)            $ (5,594)
Other comprehensive income ...................................................                1,356                1,356
                                                                                -------------------- ---------------------
Comprehensive loss ...........................................................              $(2,418)             $(4,238)
                                                                                -------------------- --------------------
                                                                                -------------------- --------------------

























       See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                                                    Predecessor
                                                                    Reorganized Company                               Company
                                            ---------------    ---------------- ---------------  ---------------   --------------
                                                Quarter        Three Quarters       Quarter       Two Quarters        Quarter
                                                 Ended              Ended            Ended           Ended              Ended
                                              October 31,        October 31,      October 31,     October 31,        March 31,
                                                  1998               1998             1997            1997              1997
                                              (Unaudited)        (Unaudited)      (Unaudited)     (Unaudited)        (Audited)
                                            ---------------    ---------------- ---------------  ---------------   --------------


Net income ................................             $ 38             $8,326          $1,714           $5,365          $57,954

Other comprehensive income (loss):
   Foreign currency translation
      adjustments (a) .....................            1,356                280            (557)             688           (1,224)
                                            ---------------    ---------------- ---------------  ---------------   --------------

Comprehensive income ......................           $1,394             $8,606          $1,157           $6,053          $56,730
                                            ---------------    ---------------- ---------------  ---------------   --------------
                                            ---------------    ---------------- ---------------  ---------------   --------------









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

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                                   October 31,
                                                                                      1998

                                                                              ----------------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................                $42,009
   Accounts and notes receivable, net ......................................                 78,489
   Inventories .............................................................                139,932
   Other assets ............................................................                 17,360
                                                                              ----------------------
      Total current assets .................................................                277,790
Property, plant and equipment, net .........................................                 48,047
Goodwill ...................................................................                100,179
Other assets ...............................................................                 25,461
                                                                              ----------------------
      TOTAL ................................................................               $451,477
                                                                              ----------------------
                                                                              ----------------------

LIABILITIES
Current liabilities:
   Short-term debt and current portion of long-term debt ...................                $ 1,969
   Trade payables ..........................................................                 48,329
   Accrued expenses ........................................................                 38,330
   Other current liabilities ...............................................                  8,420
                                                                              ----------------------
      Total current liabilities ............................................                 97,048
                                                                              ----------------------

Long-term debt .............................................................                176,086
Accrued pension liabilities ................................................                 41,566
Environmental liabilities, net .............................................                 36,618
Other liabilities ..........................................................                  6,020
                                                                              ----------------------
      Total long-term liabilities ..........................................                260,290
                                                                              ----------------------

      Total liabilities ....................................................                357,338
                                                                              ----------------------

SHAREHOLDERS' EQUITY
Common and preferred stock .................................................                   --
Additional paid-in capital..................................................                 98,377
Accumulated other comprehensive income......................................                  1,356
Retained earnings (deficit) ................................................                 (5,594)
                                                                              ----------------------
   Total shareholders' equity ..............................................                 94,139
                                                                              ----------------------
      TOTAL ................................................................               $451,477
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



METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS)


                                                                             Reorganized Company
                                                                 --------------------------------------------
                                                                          October 31,            January 31,
                                                                             1998                  1998
                                                                 --------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................               $ 40,515              $ 43,003
   Accounts and notes receivable, net .........................                 78,489                83,931
   Inventories ................................................                139,932               117,589
   Other assets ...............................................                 17,013                14,239
                                                                ---------------------- ----------------------
      Total current assets ....................................                275,949               258,762
Property, plant and equipment, net ............................                 48,047                41,502
Other assets ..................................................                 22,444                19,522
                                                                ---------------------- ----------------------
      TOTAL ...................................................              $ 346,440             $ 319,786
                                                                ---------------------- ----------------------
                                                                ---------------------- ----------------------

LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt .......................................              $   1,969             $   4,016
   Trade payables .............................................                 48,329                51,308
   Accrued expenses ...........................................                 37,494                30,575
   Other current liabilities ..................................                  8,420                 5,106
                                                                ---------------------- ----------------------
      Total current liabilities ...............................                 96,212                91,005
                                                                ---------------------- ----------------------

Long-term debt ................................................                108,415               103,133
Accrued pension liabilities ...................................                 41,566                38,351
Environmental liabilities, net ................................                 36,618                38,527
Other liabilities .............................................                  6,020                 6,999
                                                                ---------------------- ----------------------
      Total long-term liabilities .............................                192,619               187,010
                                                                ---------------------- ----------------------

      Total liabilities .......................................                288,831               278,015
                                                                ---------------------- ----------------------

SHAREHOLDERS' EQUITY
Common stock ..................................................                   --                      50
Additional paid-in capital ....................................                 47,491                40,209
Accumulated other comprehensive income.........................                    953                   673
Retained earnings .............................................                  9,165                   839
                                                                ---------------------- ----------------------
   Total shareholders' equity .................................                 57,609                41,771
                                                                ---------------------- ----------------------
      TOTAL ...................................................              $ 346,440             $ 319,786
                                                                ---------------------- ----------------------
                                                                ---------------------- ----------------------



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

The effect of the consummation of the Plan (as defined herein) and the implementation of fresh-start reporting on Metallurg's consolidated balance sheet as of March 31, 1997 was as follows:


                                                                                              Adoption of     Opening
                                                   Prior to Joint Plan    Effects of Joint    Fresh-Start     Balance
                                                     Effectiveness          Plan (a)           Reporting        Sheet
                                                   -------------------    ----------------    -------------  ---------
  ASSETS
  Current Assets:
     Cash and cash equivalents ..................           $ 66,670          $(36,330)                       $ 30,340
     Trade receivable, less allowance for
       doubtful accounts ........................             94,255              (105)                         94,150
     Inventories ................................            109,258            --                             109,258
     Prepaid expenses and other current assets ..             16,382               180          $(250)(b)       16,312
     Assets held for sale .......................                341            --                839 (b)        1,180
                                                   -------------------    ----------------    -------------  ---------
        Total current assets ....................            286,906           (36,255)           589          251,240

  Investments in affiliates......................              2,779            --             (1,318)(c)        1,461

  Property, plant and equipment, net ............             42,348            --             (3,441)(c)       38,907
  Other assets ..................................             14,243               614           (761)(c)       14,096
                                                   -------------------    ----------------    -------------  ---------

        Total ...................................           $346,276          $(35,641)       $(4,931)        $305,704
                                                   -------------------    ----------------    -------------  ---------
                                                   -------------------    ----------------    -------------  ---------

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
     Short-term debt ............................           $ 13,500                                          $ 13,500
     Current portion of long-term debt ..........              1,277                                             1,277
     Trade payables .............................             55,947                                            55,947
     Accrued expenses ...........................             22,736            $2,338          $ 277 (b)       25,351
     Current portion of environmental
        liabilities ...............................            5,270             --                --            5,270
     Taxes payable ..............................              7,136              (557)            --            6,579
                                                   -------------------    ----------------    -------------  ---------
        Total current liabilities ...............            105,866             1,781            277          107,924
                                                   ------------------ --------------------    -------------  ---------

  Long-term Liabilities:
     Long-term debt .............................              4,248            47,463             --           51,711
     Accrued pension liabilities ................             39,610            (1,345)         2,825 (b)       41,090
     Environmental liabilities, net .............             37,495             5,370             --           42,865
     Other liabilities ..........................             10,293             --             1,821 (b)       12,114
                                                   -------------------    ----------------    -------------  ---------
        Total long-term liabilities .............             91,646            51,488          4,646          147,780
                                                   -------------------    ----------------    -------------  ---------

  Liabilities Subject to Compromise .............            180,247          (180,247)            --           --
                                                   -------------------    ----------------    -------------  ---------

        Total liabilities .......................            377,759          (126,978)         4,923          255,704
                                                   -------------------    ----------------    -------------  ---------
  Commitments and Contingencies .................

  Shareholders' Equity (Deficit):
     Common stock ...............................                 20                30           --                 50
     Additional paid in capital .................              --               49,950           --             49,950
     Cumulative foreign currency
         translation adjustment .................             14,531                56        (14,587)(d)         --
     Retained (deficit) earnings ................            (46,034)           41,301          4,733 (d)         --
                                                   -------------------    ----------------    -------------  ---------
        Total shareholders' equity (deficit) ....            (31,483)           91,337         (9,854)          50,000
                                                   -------------------    ----------------    -------------  ---------

        Total ...................................           $346,276          $(35,641)       $(4,931)        $305,704
                                                   -------------------    ----------------    -------------  ---------
                                                   -------------------    ----------------    -------------  ---------

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

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     For the Period
                                                                                      June 10, 1998
                                                                                     (inception) to
                                                                                    October 31, 1998
                                                                                   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................              $(5,594)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization of executive stock awards ........................................                 354
  Depreciation and amortization .................................................               3,338
  Interest accretion on Discount Notes ..........................................               2,494
  Other .........................................................................               3,553
                                                                                   -------------------
    Total .......................................................................               4,145

Change in operating assets and liabilities:
  Decrease in trade receivables .................................................              21,294
  Increase in inventories .......................................................             (14,209)
  Increase in other current assets ..............................................              (6,571)
  Decrease in trade payables and accrued expenses ...............................              (8,732)
  Other assets and liabilities, net .............................................                (444)
                                                                                   -------------------
    Net cash used in operating activities .......................................              (4,517)
                                                                                   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....................................              (4,581)
  Cash paid for acquisition of Metallurg, Inc., net of cash acquired ............            (112,345)
  Other, net ....................................................................                (101)
                                                                                   -------------------
    Net cash used in investing activities .......................................            (117,027)
                                                                                   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution ..........................................................              97,023
  Proceeds from long-term debt, net .............................................              68,037
  Net short-term borrowings .....................................................                (117)
  Other .........................................................................              (1,835)
                                                                                   -------------------
     Net cash provided by financing activities ..................................             163,108
                                                                                   -------------------

Effects of exchange rate changes on cash and cash equivalents ...................                 445
Net increase in cash and cash equivalents .......................................              42,009
Cash and cash equivalents - beginning of period .................................                --
                                                                                   -------------------
Cash and cash equivalents - end of period .......................................             $42,009
                                                                                   -------------------
                                                                                   -------------------


       See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                      Predecessor
                                                                       Reorganized Company              Company
                                                                ----------------  ---------------   -----------------
                                                                 Three Quarters    Two Quarters         Quarter
                                                                     Ended            Ended              Ended
                                                                  October 31,      October 31,         March 31,
                                                                      1998             1997               1997
                                                                ----------------  ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................           $ 8,326          $ 5,365           $57,954
Adjustments to reconcile net income to net cash provided by
operating activities:
  Executive stock awards .....................................               750              875               500
  Extraordinary item .........................................              --               --             (43,032)
  Fresh-start revaluation ....................................              --               --              (5,107)
  Depreciation and amortization ..............................             6,234            3,494             2,143
  Gain on sale of assets .....................................              (622)          (2,183)           (3,266)
  Reorganization expense, net of payments ....................              (144)          (4,051)            1,538
  Deferred income taxes ......................................             2,515            4,798            (3,767)
  Provision for doubtful accounts ............................               550            1,242               162
  Provision for environmental costs, net of payments .........            (1,718)            (927)             (256)
  Other, net .................................................             6,656            3,419             3,057
                                                                ----------------  ---------------   ----------------
    Total ....................................................            22,547           12,032             9,926

Change in operating assets and liabilities:
  Decrease (increase) in trade receivables ...................             7,954            8,363           (20,272)
  Increase in inventories ....................................           (19,983)         (20,081)           (6,120)
  (Increase) decrease in other current assets ................            (4,985)           1,931              (355)
  Increase (decrease) in trade payables and accrued expenses .             6,974           (1,482)           18,895
  Decrease in prepetition liabilities ........................              --               --                 (39)
  Receipt from environmental trust, net ......................              --               --               5,928
  Other assets and liabilities, net ..........................            (8,714)          (2,993)           (1,547)
                                                                ----------------  ---------------   ----------------
    Net cash provided by (used in) operating activities ......             3,793           (2,230)            6,416
                                                                ----------------  ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .................           (11,576)          (5,493)           (2,774)
  Proceeds from asset sales ..................................             1,337            3,812             4,966
  Other, net .................................................            (2,406)              39               (25)
                                                                ----------------  ---------------   ----------------
    Net cash (used in) provided by investing activities ......           (12,645)          (1,642)            2,167
                                                                ----------------  ---------------   ----------------

CASH FLOWS FROM FINANCING, MERGER AND REORGANIZATION
  ACTIVITIES:
  Capital contribution from Safeguard International...........             3,541             --                --
  Cash distribution pursuant to plan of reorganization .......              --               --             (59,366)
  Drawdown of prepetition letters of credit ..................              --               --               9,700
  Proceeds from long-term debt, net ..........................             5,569             --               8,100
  Net short-term borrowings...................................            (1,968)             (57)            1,062
  Repayment of long-term debt ................................              (975)            (576)             (487)
                                                                ----------------  ---------------   ----------------
    Net cash provided by (used in) financing, merger and
       reorganization activities .............................             6,167             (633)          (40,991)
                                                                ----------------  ---------------   ----------------

Effects of exchange rate changes on cash and cash
  equivalents ................................................               197             (217)             (526)
                                                                ----------------  ---------------   ----------------
Net decrease in cash and cash equivalents ....................            (2,488)          (4,722)          (32,934)
Cash and cash equivalents - beginning of period ..............            43,003           30,340            63,274
                                                                ----------------------------------  ----------------
Cash and cash equivalents - end of period ....................           $40,515          $25,618           $30,340
                                                                ----------------  ---------------   ----------------
                                                                ----------------  ---------------   ----------------


       See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      This Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended October 31, 1998 is being filed to reflect a change in the accounting by Metallurg Holdings, Inc. ("Metallurg Holdings") for its purchase of Metallurg, Inc. on July 13, 1998 and its calculation of goodwill in accordance with APB No. 16, "Business Combinations". Previously, a $3.5 million payment to cancel compensatory options of Metallurg, Inc. was recorded as merger-related costs in the period June 10, 1998 (inception) to October 31, 1998 and Metallurg Holdings, Inc. reported a net loss of approximately $8.4 million. The condensed consolidated financial statements of Metallurg Holdings, Inc. and related notes thereto are amended and restated in their entirety to reflect the $3.5 million payment, net of taxes of $0.8 million, as a component of the purchase price. Upon revision, (i) the excess of the purchase price over the fair value of the net assets acquired was approximately $102 million, versus $99.2 million previously reported,
      (ii) goodwill amortization, net of tax, has been adjusted in the periods ended October 31, 1998 and (iii) the net loss for the period is reduced to approximately $5.6 million.

      Metallurg Holdings' accompanying condensed unaudited consolidated financial statements as of October 31, 1998 and for the periods ended October 31, 1998 include the accounts of Metallurg Holdings and its majority-owned subsidiaries (collectively, the "Company"). Metallurg, Inc.'s condensed consolidated financial statements for the quarter and the three quarters ended October 31, 1998 (unaudited), the quarter and the two quarters ended October 31, 1997 (unaudited), and March 31, 1997 (audited) and as of October 31, 1998 (unaudited), January 31, 1998 (audited) and March 31, 1997 (audited), include the accounts of Metallurg, Inc. and its majority-owned subsidiaries ("Metallurg"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board ("APB") Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

      Metallurg Holdings and Metallurg, the two holding companies, report on a fiscal year ending January 31. The operating subsidiaries report on a one-month lag. Accordingly, the period ended October 31, 1998 includes (i) the results of Metallurg Holdings from its inception (June 10, 1998) to October 31, 1998 (a loss of $4,112,000) and (ii) the results of Metallurg for the period subsequent to the Merger date of July 13, 1998, as defined below (a loss of $1,482,000). The results of operations of Metallurg for the quarter ended October 31, 1998 includes operating subsidiaries' results for the period July 1, 1998 to September 30, 1998 and Metallurg, Inc.'s, the holding company's, results for the period August 1, 1998 to October 31, 1998.

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

      At the time of the Merger, each outstanding share of Metallurg common stock, par value $0.01 per share, was converted into the right to receive $30 in cash, representing an aggregate cash price of approximately $152.2 million (including payments for cancellation of compensatory options). Metallurg Holding's purchase of Metallurg was recorded under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The total value of the transaction, including existing indebtedness and environmental, pension and other assumed liabilities, net of cash, was approximately $300 million. The excess of the purchase price over the fair value of the net assets acquired was approximately $102 million and is being amortized over a period of 20 years.

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

5.    EARNINGS PER SHARE

     The presentation of earnings per share is not presented since 100% of the capital stock of the Company is owned by a group of private investors led by and including Safeguard International.

6.    INVENTORIES

      Inventories, net of reserves, consist of the following (in thousands):




                                                                    Metallurg
                                                                     Holdings                 Metallurg
                                                                 ----------------- ---------------- ---------------
                                                                   October 31,      January 31,       March 31,
                                                                       1998             1998             1997
                                                                 ----------------- ---------------- ---------------
           Raw materials ......................................          $ 41,017         $ 32,938         $ 21,769
           Work in process ....................................             2,761            1,981            2,330
           Finished goods .....................................            91,046           77,473           80,500
           Other ..............................................             5,108            5,197            4,659
                                                                 ----------------- ---------------- ---------------
              Total ...........................................          $139,932         $117,589         $109,258
                                                                 ----------------- ---------------- ---------------
                                                                 ----------------- ---------------- ---------------



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

                                                                  Three Quarters     Two Quarters        Quarter
                                                                      Ended             Ended             Ended
                                                                   October 31,       October 31,        March 31,
                                                                       1998              1997              1997
                                                                 -----------------  ---------------    ---------------
      Revenues ...............................................            $480,551         $315,204           $155,587
      Operating income .......................................             $25,346          $14,695            $ 6,014
      Net income (loss) ......................................             $ 4,225         $ (4,972)           $ 2,671

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q/A may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg Holdings, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of the Company's business, the Company's dependence on foreign customers (particularly customers in Europe), the economic strength of the Company's markets generally and particularly the strength of the demand for iron, steel, aluminum and superalloys and titanium alloy industries in those markets, pricing of the Company's products, the accuracy of the Company's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.


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

METALLURG HOLDINGS' RESULTS OF OPERATIONS - QUARTER AND THE PERIOD ENDED OCTOBER 31, 1998

The net loss of $5.6 million includes the consolidation of Metallurg, Inc. for the period subsequent to the acquisition (a loss of $1.5 million), $2.5 million of interest expense on its Senior Secured Discount Notes and amortized goodwill and deferred issuance costs, in the amount of approximately $1.6 million.

The net loss of $3.8 million in the quarter ended October 31, 1998 was primarily attributable to $2.1 million of interest expense on the Company's Senior Secured Discount Notes, $1.3 million of goodwill amortization and the loss of Metallurg, Inc. during the period of $0.3 million, which included $2.6 million of merger-related costs, primarily payments made pursuant to existing employment agreements with Metallurg management.

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

                                                   Quarter          Quarter             Three Quarters     Three Quarters
                                                    Ended            Ended                  Ended              Ended
                                                 October 31,      October 31,            October 31,        October 31,
                                                     1998             1997                   1998               1997
                                                --------------   -----------------     -----------------  ------------------

Total revenue ................................        $142,708           $148,325               $480,551           $470,791
                                                --------------   -----------------     -----------------  ------------------
Operating costs and expenses:
   Cost of sales .............................         124,401            127,276                406,080            403,471
   Selling, general and administrative
      expenses ...............................          15,587             13,560                 45,495             43,033
   Merger-related costs ......................           2,607               --                    7,023               --
                                                --------------   -----------------     -----------------  ------------------
   Total operating costs and expenses ........         142,595            140,836                458,598            446,504
                                                --------------   -----------------     -----------------  ------------------
      Operating income .......................             113              7,489                 21,953             24,287
Other income (expense):
   Other income, net .........................           1,487              1,074                  2,032              4,177
   Interest expense, net .....................          (2,303)            (1,332)                (6,919)            (3,056)
   Reorganization expense ....................            --                 --                     --               (2,663)
   Fresh-start revaluation ...................            --                 --                     --                5,107
                                                --------------   -----------------     -----------------  ------------------
Income (loss) before income tax
   provision and extraordinary item ..........            (703)             7,231                 17,066             27,852
Income tax provision (benefit) ...............            (741)             5,517                  8,740              7,565
                                                ----------------------------------    --------------------------------------
Income before extraordinary item .............              38              1,714                  8,326             20,287
Extraordinary item ...........................            --                 --                     --               43,032
                                                --------------   -----------------     -----------------  ------------------
Net income ...................................           $  38             $1,714                 $8,326            $63,319
                                                --------------   -----------------     -----------------  ------------------
                                                --------------   -----------------     -----------------  ------------------


TOTAL REVENUES
Total revenues increased by 2.1%, from $470.8 million in the three quarters ended October 31, 1997 to $480.6 million in the three quarters ended October 31, 1998. Increased volume and selling prices during the first half of 1998 of ferrovanadium accounted for most of the increase. In addition, revenues from increased sales of ferrotitanium and chromium metal, due primarily to increased volume, more than offset a reduction in sales of low carbon ferrochrome, ferroboron and polishing powders due primarily to increased price competition. Revenues from sales of products not produced by the Company, primarily cobalt, silicon and manganese products, also declined during this period, due primarily to lower volumes.

Total revenues decreased by 3.8%, from $148.3 million in the third quarter of 1997 to $142.7 million in the third quarter of 1998. Decreased revenues from sales of aluminum master alloys and compacted products, cobalt, silicon and manganese products, due primarily to declines in volume, more than offset the increase in volume and selling prices of ferrovanadium.

GROSS MARGINS
Gross margins increased from $67.3 million in the three quarters ended October 31, 1997 to $74.5 million in the three quarters ended October 31, 1998, an increase of 10.6%, due principally to the price and volume increases in ferrovanadium. In aluminum master alloys and compacted products, a decrease in volume was more than offset by improvements in product mix and cost reductions. Improvement in gross margins was partially offset by decreases in low carbon ferrochrome margins resulting from lower selling prices and less favorable product mix. The values of the Company's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense by $1.0 million and $0.7 million in the three quarters ended October 31, 1998 and 1997, respectively, and increasing gross margins by equal amounts.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") increased from $43.0 million in the three quarters ended October 31, 1997 to $45.5 million in the three quarters ended October 31, 1998, an increase of 5.7%. For the three quarters ended October 31, 1997, SG&A represented 9.1% of the Company's sales compared to 9.5% for the three quarters ended October 31, 1998. SG&A were higher in 1998 due primarily to increased compensation expense and increased spending on research and development projects.

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

OPERATING INCOME
Operating income decreased from $24.3 million in the three quarters ended October 31, 1997 to $22.0 million in the three quarters ended October 31, 1998, a decrease of 9.6%. The increase in gross margin, discussed above, was more than offset by merger-related costs of $7.0 million incurred in 1998. These costs included (a) $3.5 million for payments to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Indenture with regard to the Company's senior notes and to amend the Indenture to reflect the post-Merger ownership of Metallurg, Inc.; (c) $2.1 million for payments made pursuant to existing employment agreements with Metallurg management; and (d) $0.8 million of other merger-related costs.

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

INTEREST INCOME (EXPENSE), NET
Interest income (expense), net is as follows (in thousands):

                                                    Quarter          Quarter            Three Quarters     Three Quarters
                                                     Ended            Ended                 Ended              Ended
                                                  October 31,      October 31,           October 31,        October 31,
                                                      1998             1997                  1998               1997
                                                ----------------  ---------------     ------------------  ------------------



      Interest income .......................              $ 995            $ 610                $ 2,643            $ 3,018
      Interest expense .......................            (3,298)          (1,942)                (9,562)            (6,074)
                                                ----------------  ---------------     ------------------  ------------------
         Interest income (expense), net .....            $(2,303)         $(1,332)               $(6,919)           $(3,056)
                                                ----------------  ---------------     ------------------  ------------------
                                                ----------------  ---------------     ------------------  ------------------


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

INCOME TAX PROVISION (BENEFIT):
Income tax provision, net of tax benefits, is as follows (in thousands):

                                                    Quarter          Quarter            Three Quarters     Three Quarters
                                                     Ended            Ended                 Ended              Ended
                                                  October 31,      October 31,           October 31,        October 31,
                                                      1998             1997                  1998               1997
                                                ----------------  ---------------     ------------------  ------------------

      Total current .........................              $(943)          $3,420                 $6,259             $6,534
      Total deferred .........................               202            2,097                  2,481              1,031
                                                ----------------  ---------------     ------------------  ------------------
         Income tax provision (benefit), net               $(741)          $5,517                 $8,740             $7,565
                                                ----------------  ---------------     ------------------  ------------------
                                                ----------------  ---------------     ------------------  ------------------



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

NET INCOME
Net income decreased from $63.3 million for the three quarters ended October 31, 1997 to $8.3 million for the three quarters ended October 31, 1998. Included in the 1997 net income is an extraordinary item of $43.0 million representing the cancellation of debt resulting from the consummation of the Company's Reorganization Plan and a $5.1 million credit representing the effects of revaluing the Company's assets and liabilities under fresh-start reporting. In addition, other income included gains on the sales of the Company's New York office building and of certain plant assets of one of the Company's German subsidiaries totaling $4.7 million. The decrease in 1998 results from the merger-related costs and increased interest and SG&A expenses, noted above. These decreases more than offset gains from increased gross margins, as noted above, as well as a $0.9 million gain realized on the sale of the Company's Luxembourg affiliate.

Net income was $1.7 million for the third quarter of 1997 compared to breakeven for the third quarter of 1998, due primarily to reduced gross margins and the merger-related costs, as described above.

RECENT MARKET DEVELOPMENTS
Market prices for several of the Company's products have been declining during the second half of 1998. The Company believes that the price declines are a result of lower worldwide and significantly lower U.S. steel production and adjustments of production plans for the titanium and superalloy industries, among other generally weaker metal market conditions. During the quarter ended October 31, 1998, the Company recognized lower of cost or market inventory provisions of approximately $1.4 million relating to several chrome products. Management anticipates additional inventory write-downs during the fourth quarter, the amount of which is indeterminable at this time, because it is dependent on future market conditions. The market price of ferrovanadium, a significant product produced by the Company, declined from over $9 per pound vanadium at the end of October to under $6 per pound vanadium at the end of November.

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

In August 1998, one of the Company's German subsidiaries entered into a term loan with IKB Deutsche Industriebank in the amount of DM 10.0 million (approximately $6.0 million). The loan, which matures in 2008, bears interest at rates ranging from 3.75% - 4.75% and is secured by certain property of the German subsidiary.

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