Form 10-K405
period 1999-01-31
METALLURG HOLDINGS INC
filed 1999-05-03
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1999

                                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               (NO FEE REQUIRED)


             For the transition period from _________ to __________


                            METALLURG HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 23-2967577
         (State of organization)            (I.R.S. Employer Identification No.)

       800 THE SAFEGUARD BUILDING                      (610) 293-0838
          435 DEVON PARK DRIVE                 (Registrant's telephone number,
        WAYNE, PENNSYLVANIA 19087                   including area code)
(Address of principal executive offices)


        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There are no common equity securities of the registrant outstanding.

At April 28, 1999, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock, $.01 par value and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

Metallurg Holdings, Inc. ("Metallurg Holdings" or the "Company"), a Delaware corporation formed on June 10, 1998, is wholly owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. (the "Merger"). Metallurg Holdings' purchase of Metallurg, Inc. was recorded under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The total value of the transaction, including existing indebtedness and environmental, pension and other assumed liabilities, net of cash acquired, was approximately $300 million. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $102 million and is being amortized over a period of 20 years. In order to finance the Merger, (i) Safeguard International and certain of its limited partners contributed approximately $97.0 million of capital to Metallurg Holdings and (ii) Metallurg Holdings received approximately $62.9 million net proceeds upon the issuance of $121.0 million aggregate principal amount at maturity of 12-3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes").

At the time of the Merger, Metallurg Holdings received approximately $62.9 million net proceeds upon consummation of the offering of $121.0 million aggregate principal amount at maturity of the Senior Discount Notes due 2008 in a Rule 144A private placement to qualified institutional investors (the "Offering"). In October 1998, Metallurg Holdings completed the exchange of its Senior Discount Notes for an identical face amount of similar Senior Discount Notes registered under the Securities Act of 1933, as amended. The Senior Discount Notes will accrete at a rate of 12-3/4%, compounded semi-annually, to July 15, 2003. Cash interest will not accrue or be payable prior to such date. Commencing July 15, 2003, the Senior Discount Notes will accrue cash interest at a rate of 12-3/4% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Senior Discount Notes are redeemable at the option of Metallurg Holdings, in whole or in part, at any time on or after July 15, 2003. Prior to July 15, 2001, a maximum of 34% of the Senior Discount Notes may be redeemed with net proceeds of one or more public equity offerings of Metallurg Holdings. The Senior Discount Notes are senior, secured obligations of Metallurg Holdings and rank pari passu in right of payment with all existing and future unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness of Metallurg Holdings. However, the Senior Discount Notes are effectively subordinated to all existing and future liabilities of Metallurg, Inc. and its subsidiaries. The Senior Discount Notes are secured by an assignment and pledge to a trustee of (a) all of the outstanding equity interests held by Metallurg Holdings in Metallurg, Inc. and (b) all promissory notes issued from time to time to Metallurg Holdings by Metallurg, Inc. The Indenture pursuant to which the Senior Discount Notes were issued contains limitations on, among other things, the ability of Metallurg Holdings to incur indebtedness and enter into certain mergers, consolidations or asset sales.

As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, Inc., the following discussion of the Company's business and properties relates to Metallurg, Inc. and its consolidated subsidiaries (collectively "Metallurg"), unless otherwise indicated.

Metallurg is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys and chemicals and other metal consuming industries, based on Metallurg's internal data and its knowledge of the markets for its products. Metallurg sells more than 500 different products to over 3,000 customers worldwide. In addition to selling products manufactured by Metallurg, Metallurg also distributes products manufactured by third parties ("Merchanted Products") through its global sales force. For the year ending January 31, 1999, Metallurg had $607.2 million in revenue, $361.1 million of which were from products it manufactured and $246.1 million of which were from Merchanted Products. Metallurg sells products principally to customers in the iron and steel industry, the aluminum industry and the superalloy and titanium industries. Approximately 51% of Metallurg's sales in the year ended January 31, 1999 were made to the iron and steel industry, 18% to the aluminum industry, 10% to the superalloy and titanium alloy industries, 3% to the chemicals industry and the remaining 18% were made to other industries, none of which was individually significant to Metallurg. Based on customer location, for the year ended January 31, 1999, approximately 41% of Metallurg's sales were made in North America, 46% in Europe, 4% in Asia, 2% in South America and 7% throughout the rest of the world. See the consolidated financial statements of Metallurg, and related notes thereto, included elsewhere in this report.

The Metallurg group was founded in 1911 with the construction of a vanadium alloy and chemical producing plant in Nuremberg, Germany. Metallurg began mining chrome ore in Turkey in 1916, and constructed a ferrochrome manufacturing plant in Weisweiler, Germany in 1917. In subsequent years, Metallurg's customer base grew throughout Europe and, in 1938, Metallurg added its first subsidiary in the United Kingdom and a sales and distribution subsidiary in Switzerland. During the 1950's, Metallurg began operations in the United States and during the 1980's, production operations in Brazil were added. Metallurg, Inc. was established as a New York holding company in 1947 and reincorporated as a Delaware corporation in 1997.

PRODUCTS AND MARKETS

Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around Metallurg's core production facilities in the United States, the United Kingdom and Germany. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties.

The table below sets forth, for the periods indicated, information concerning revenue from Metallurg's five reportable segments as described below (in millions):

                                                  Three
                               Year             Quarters           Quarter             Year
                               Ended              Ended             Ended              Ended
                            January 31,        January 31,         March 31,        December 31,
                               1999               1998               1997               1996
                               ----               ----               ----               ----
Segments:
Shieldalloy .....            $ 186.1            $ 147.3            $  51.8            $ 197.0
LSM .............              119.2               93.1               32.6              125.6
GfE .............              109.8               65.3               21.2               79.0
EWW .............               17.1               14.8                5.4               28.8
Other ...........              175.0              156.5               44.6              219.6
                             -------            -------            -------            -------
    Total revenue            $ 607.2            $ 477.0            $ 155.6            $ 650.0
                             =======            =======            =======            =======

SEGMENTS

Shieldalloy Metallurgical Corporation ("Shieldalloy"): This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. In addition to its manufacturing operations, Shieldalloy imports and distributes complementary products manufactured by affiliates and third parties.

London & Scandinavian Metallurgical Co., Ltd. ("LSM"): This unit is comprised mainly of three production facilities in the UK which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

Gesellschaft fur Elektrometallurgie mbH ("GfE"): This unit is comprised of two production facilities and a sales office in Germany. The Nuremburg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

Elektrowerk Weisweiler GmbH ("EWW"): This unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

Other: Includes corporate related items, fresh-start adjustments and results of subsidiaries not meeting the quantitative thresholds prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments.

The following table sets forth, for the periods presented, the most significant product groups based on Metallurg's revenue:

                        TOP TEN PRODUCT GROUPS BY REVENUE
                              (DOLLARS IN MILLIONS)

                                     Year               Three Quarters                  Quarter                      Year
                                    Ended                    Ended                       Ended                       Ended
                                 January 31,               January 31,                  March 31,                  December 31,
                                   1999                        1998                       1997                        1996
                          --------------------       ---------------------       ---------------------       ---------------------
                          Revenue          %         Revenue           %         Revenue          %          Revenue          %
                          ------        ------        ------        ------        ------        ------        ------        ------
Name of Product Group

Vanadium products ...     $111.6          18.4        $ 67.0          14.0        $ 23.7          15.2        $ 76.0          11.7
Chrome products .....       99.7          16.4          86.0          18.0          31.5          20.2         111.0          17.1
Aluminum products ...       89.3          14.7          71.8          15.1          22.8          14.7          88.6          13.6
Columbium products ..       49.9           8.2          35.4           7.4          12.6           8.1          43.8           6.7
Silicon products ....       26.1           4.3          35.2           7.4          11.5           7.4          60.3           9.3
Metal powders .......       20.6           3.4          21.8           4.6           6.3           4.1          31.3           4.8
Titanium products ...       18.8           3.1          16.2           3.4           3.9           2.5          14.5           2.2
Boron products ......       11.0           1.8          10.3           2.1           4.9           3.2          15.0           2.3
Nickel products .....       10.6           1.7          12.4           2.6           3.5           2.2          14.8           2.3
Tantalum products ...       10.1           1.7           7.0           1.5           1.7           1.1          10.6           1.6
                          ------        ------        ------        ------        ------        ------        ------        ------
Total product group .      447.7          73.7         363.1          76.1         122.4          78.7         465.9          71.6
Other ...............      159.5          26.3         113.9          23.9          33.2          21.3         184.1          28.4
                          ------        ------        ------        ------        ------        ------        ------        ------
Total revenue .......     $607.2         100.0        $477.0         100.0        $155.6         100.0        $650.0         100.0
                          ======        ======        ======        ======        ======        ======        ======        ======

Approximately 51% of Metallurg's sales in the year ended January 31, 1999 were made to the iron and steel industry, 18% to the aluminum industry, 10% to the superalloy and titanium alloy industries, 3% to the chemicals industry and the remaining 18% were made to other industries, none of which was individually significant to Metallurg.

Iron and Steel Industry; Specialty Ferroalloys. Metallurg manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium and standard grades of low carbon ferrochrome. Metallurg also manufactures and sells ferrotitanium, ferrocolumbium and ferroboron, and markets ferrosilicon. These products are used by iron and steel producers to increase temperature and corrosion resistance and improve mechanical properties and strength-to-weight ratios in the end-use products. Ferroalloys are found in many end-use products in a wide variety of industries such as the aerospace, automotive, energy and construction industries. Metallurg's iron and steel industry customers include some of the world's largest producers, such as Algoma Steel Inc., British Steel plc, Nucor Corporation, Sandvik AB, Thyssen AG and US Steel Group.

The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products. The iron and steel industry began to emerge in 1993 from the deepest recession in decades and for the following four years enjoyed strong growth. In 1998, however, the effects of financial crises in Japan, Asia, Latin America and Russia sharply reduced consumption of steel in those regions, as well as effecting consumption in Europe, where durable goods are produced for these markets. U.S. steel manufacturers significantly cut back production in the second half of 1998 in response to high levels of imports, especially from Asia and Japan. As a result of these negative industry factors, demand and prices for several of Metallurg's products decreased in the second half of 1998. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Aluminum Industry; Aluminum Master Alloys and Compacted Products. Metallurg manufactures a series of grain refining and other alloys for sale to the primary aluminum industry. Metallurg's principal products in this category include titanium boron tertiary alloys, strontium master alloys and chrome, iron and manganese briquettes and tablets. Metallurg also manufactures binary master alloys containing boron, zirconium or titanium. Titanium binary master alloys and titanium boron tertiary alloys are widely utilized for grain refining when casting aluminum alloy rolling ingots, billets and continuously cast sheet. This grain refinement improves the castability and mechanical properties of the aluminum. Compacted products in the form of briquettes containing chromium, iron, manganese or other metals maximize the efficiency of recovery and enhance rapid solubility when added to the aluminum melt in order to provide ductility for can sheet or strength for aerospace applications. Master alloys containing boron improve the conductivity of aluminum alloys for electric cable, while master alloys containing strontium modify silicon-containing foundry alloys for improved mechanical properties, as in automotive wheels. Metallurg sells aluminum master alloys and compacted products worldwide to major aluminum producers including Alcan Aluminum Limited, Alcoa, Aluminum Pechiney, Reynolds Metals Co., Norsk Hydro and Sumitomo Metal Industries Ltd.

Like the iron and steel industry, the aluminum industry is cyclical. Aluminum consumption fluctuates with demand for durable goods, such as construction materials, machinery, transportation and miscellaneous manufactured products as well as competition between aluminum and other packaging materials, such as plastics and glass. Global demand for aluminum is heavily concentrated in the economically advanced regions of North America, Europe and Japan. Although the price of primary aluminum can vary widely as traded on the terminal markets, this in itself does not greatly affect Metallurg because its products are used in the transformation of primary aluminum into downstream alloyed products. Increases in the substitution of aluminum for steel, such as in automobile manufacturing, have a significant positive impact on the aluminum industry but only a small effect on the iron and steel industry.

Superalloy and Titanium Alloy Industries; Specialty Metals and Alloys. Metallurg manufactures and sells specialty metals and alloys used by producers of superalloys and titanium alloys to enhance the performance of finished metal products. Metallurg's principal products in this category include chromium metal, special grades of low carbon ferrochrome, vanadium aluminum, high purity ferrocolumbium and nickel columbium. Use of these specialty metals and alloys results in elevated temperature strength and oxidation resistance. End-uses for specialty materials containing Metallurg's products include high performance castings and forgings for aircraft engines and frames, gas turbines and boiler tubes. The aerospace and defense industries are the largest consumers of these specialty materials but many new applications for them have been and continue to be developed for use in the power generation, oil and gas, chemical, consumer goods and biomedical industries. Metallurg's customers for specialty metals and alloys include Allegheny Teledyne, Inc., Carpenter Technology Corp., INCO Alloys, Kanthal AB, RMI Titanium Company, Special Metals Corporation and Titanium Metals Corp.

The aerospace industry is the largest user of superalloys and titanium alloys. A significant reduction in the manufacture of military and civilian aircraft between 1989 and 1992 resulted in a 30% decrease in global demand for these materials and a resulting adverse impact on Metallurg. Since then, civilian airliner production has increased annually, although not as much as forecast by one major manufacturer and the economic turmoil abroad caused postponements and cancellations of orders for airliners as trans-Pacific and Asian air passenger volumes fell sharply. In an effort to reduce dependence on the aerospace industry, the superalloy and titanium alloy producers have actively sought to broaden the use of their products in power generation, oil and gas, chemical, consumer goods and biomedical industries.

Other Industries and Products. In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the steel, aluminum and superalloy industries. These products include coating materials, which are sold to electronics and tool manufacturers, vanadium oxytrichloride for use in the synthetic rubber industry, medical prostheses, implants, and surgical tools used in orthopedic applications, polishing powders used by the glass polishing industry and metal powders used in the manufacture of rocket fuel, automotive paints, chemical and metallurgical products. These products generally are higher-margin, technically sophisticated products.

Dependence on Cyclical Markets. The performance of Metallurg's businesses is directly related to the production levels of Metallurg's customers, which are mainly steel, aluminum, superalloy and titanium alloy producers whose businesses are dependent on highly cyclical markets, such as the automotive, construction, consumer durables and aerospace markets. The iron and steel, aluminum, superalloy and titanium industries have all exhibited a high degree of cyclicality. Consequently, Metallurg's financial performance could fluctuate with the general economic cycle, as well as cycles in the markets for Metallurg's products, which could have a material adverse effect on Metallurg's business, financial condition and results of operations. In addition, many of Metallurg's products are internationally traded products with prices that are significantly affected by worldwide supply and demand. Although there has been strong economic activity in certain of Metallurg's markets in recent years, there can be no assurance that this will continue for any extended period of time.

Foreign Operations and Currency Fluctuations. Metallurg has substantial operations outside the United States. At January 31, 1999, Metallurg's operations located outside the United States represented approximately 62% (based on book values) of Metallurg's assets. Approximately 80% of Metallurg's employees were outside the United States. Based on customer location, for the year ended January 31, 1999, approximately 41% of Metallurg's sales were made in North America, 46% in Europe, 4% in Asia, 2% in South America and 7% throughout the rest of the world. Foreign operations are subject to certain risks that can materially affect the sales, profits, cash flows and financial position of Metallurg, including taxes on distributions or deemed distributions to Metallurg or its U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, Metallurg's cost of sales for products manufactured in certain foreign locations has in the past been adversely impacted by the appreciation of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While Metallurg engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the effectiveness or adequacy of those transactions.

Export Sales. Export sales from Metallurg's domestic operations totaled $10.9 million, $9.1 million, $1.9 million and $13.8 million for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively.

MANUFACTURING PROCESSES

Metallurg's manufacturing processes involve melting, refining, casting, sizing, blending and packaging operations, which vary from product to product. For example, in the manufacture of low carbon ferrochrome, EWW consumes raw materials including chrome ore, predominantly from Metallurg's Turkish mines, and silicochrome. The raw materials are melted and reductants are added to refine the chemistry of the production batch. The batch is poured into casting molds, which are cooled and then crushed, sized, blended and packaged. The manufacture of ferrovanadium at Metallurg's Cambridge, Ohio, plant follows an analogous process of melting, casting and crushing, except that vanadium-containing raw materials are used. In general, the manufacture of aluminum master alloys also follows similar principles using aluminum and other additives; however, these master alloys are generally cast as waffle plate or processed to a solid rod form for delivery to the customer. The manufacture of briquettes and tablets involves the grinding and blending of raw materials, the compression of these materials into a compacted form and packaging for delivery to the customer. More sophisticated production routes are used for highly specialized products which can require chemical processing or the use of vacuum furnaces and a variety of other equipment.

CUSTOMERS

For the year ended January 31, 1999, approximately 51% of Metallurg's sales were made to the iron and steel industry, 18% to the aluminum industry, 10% to the superalloy and titanium alloy industries, 3% to the chemicals industry and the remaining 18% were made to other industries, none of which was individually significant to Metallurg. No single customer accounted for more than 5% of Metallurg's sales in the year ended January 31, 1999.

MERCHANTED PRODUCTS

The merchanting of products manufactured by third parties is a natural complement to Metallurg's manufacturing operations. Merchanted Products leverage Metallurg's global sales staff by providing a broader product offering to its existing customers without incurring significant additional overhead. Merchanting activities provide Metallurg with access to raw materials and to products for resale. Metallurg's merchanting revenues are from three sources:
"back-to-back" purchases and sales which eliminate price risk to Metallurg, purchases of stocks for Metallurg's own risk and account for subsequent resale to customers and agency sales for the account of another party where Metallurg receives a commission and does not take title to the inventory. For the year ended January 31, 1999, Metallurg earned commission income of $0.8 million for acting as agent with regard to third party sales of $37.6 million. Such sales are not included in the sales figures contained herein.

FACILITIES AND OPERATIONS

Production Facilities. Metallurg is organized geographically, having established a worldwide sales network built around its core production facilities in the United States, the United Kingdom and Germany. These production units have laboratories providing analytical, research and development support to in-house operations, as well as analytical services to customers and third parties. Metallurg owns all of the facilities listed.

The following table sets forth for each Metallurg producing subsidiary the location of its facilities and the key products manufactured by such subsidiary:

      Manufacturing Subsidiary                     Location                            Key Products
      ------------------------                     --------                            ------------
Shieldalloy                               Newfield, New Jersey             Aluminum Briquettes and Tablets
                                          (Plant)                          Aluminum Master Alloys
                                                                           Ferrotitanium
                                                                           Metal Powders
                                          Cambridge, Ohio                  Ferrovanadium
                                          (Plant)                          Grainal
                                                                           Vanadium Chemicals

LSM                                       Rotherham, UK                    Aluminum Alloying Tablets
                                          (Plant)                          Aluminum Master Alloys
                                                                           Chromium Metal
                                                                           Ferroboron
                                                                           Ferrotitanium
                                                                           Glass Polishing Powders
                                                                           Metal Powders
                                                                           Nickel Boron
                                                                           Nickel Cobalt Magnet Alloys

GfE                                       Nuremberg, Germany               Battery Alloys
                                          (Plant)                          Chromium Metal
                                                                           Coating Materials
                                                                           Columbium Alloys
                                                                           Magnet Alloys
                                                                           Special Master Alloys
                                                                           Vanadium Aluminum
                                                                           Vanadium Chemicals
                                          Morsdorf, Germany (Plant)        Orthopedic Prostheses and Implants


EWW                                       Eschweiler-Weisweiler,           Low Carbon Ferrochrome
                                          Germany
                                          (Plant)

The Aluminium Powder Company              Holyhead, UK (Plant)             Atomized Aluminum Powder
Limited                                   Minworth, UK (Plant)             Granulated Aluminum

Companhia Industrial Fluminense           Sao Joao del Rei, Brazil         Aluminum Master Alloys
                                          (Plant)                          Columbium Oxide
                                                                           Tantalum Oxide

Turk Maadin Sirketi A.S.                  Kavak, Tavas and Gocek,          Chrome Ore
                                          Turkey
                                          (Mines)

         Sales Offices. Metallurg has sales personnel both at its production facilities and at its 15 separate representative offices in the following countries: Brazil, Canada, China, Germany, Italy, Japan, Mexico, Poland, Russia, South Africa, Sweden, Switzerland, United Kingdom and the United States.

RAW MATERIALS

Metallurg produces a wide variety of products, which are sold into a number of different metals industries. Metallurg also has followed a strategy of specializing in products which command higher premiums because of their relative technical sophistication; consequently, there is no single raw material which makes up the basis of Metallurg's entire production.

Metallurg's Turkish subsidiary mines chrome ore which is supplied to EWW for the production of low carbon ferrochrome. Management believes the mines have identifiable reserves of 1.3 million tons and probable reserves of 700,000 tons that would last until 2013.

For the production of chromium metal, Metallurg's UK-based subsidiary purchases chromium oxide from the world's major producer, Elementis, plc., and supplements this supply with additional quantities from Russia and Kazakhstan. This product also requires large quantities of aluminum powder substantially sourced from an affiliate of Metallurg.

Metallurg's five aluminum processing plants in the U.S., UK and Brazil buy approximately 30,000 tons of virgin aluminum from producers worldwide while important alloying chemicals are sourced from several different suppliers around the world.

Titanium scrap is sourced in significant quantities for the production of ferrotitanium and other titanium containing products from countries active in the aerospace industry, such as the U.S., Russia and the UK, and from sellers of surplus military equipment.

Vanadium pentoxide in its various forms is the source of raw material for Metallurg's production of ferrovanadium, vanadium chemicals and vanadium aluminum. For ferrovanadium production, Metallurg purchases slag containing vanadium resulting from steel-making in South Africa and residues from petrochemical companies resulting from the refining of petrochemical products and from electric utilities which generate ash containing vanadium as a result of burning fuel oil. Metallurg currently obtains a majority of these raw materials from two sources. See "Limited Sources for Raw Materials." Vanadium chemicals and vanadium aluminum are produced from vanadium pentoxide which is purchased on the open market and from vanadium residues which are consumed in Metallurg's own production.

Niobium (columbium) oxide which is used as a raw material for the production of sophisticated alloys by GfE and Shieldalloy is principally supplied by Metallurg's Brazilian subsidiary which processes a variety of tantalum- and niobium-containing minerals, ores and residues through its chemical plant.

Metallurg also utilizes a host of other raw materials such as cobalt, nickel, boric acid, mischmetal, manganese, chrome silicide, etc., in the manufacture of its wide product range which are purchased as required from producers or traders. Most purchases are made on a spot basis at market price to minimize the risk of exposure to market fluctuations.

Limited Sources for Raw Materials. Certain of Metallurg's subsidiaries are dependent on third parties for raw material supplies. Shieldalloy's production unit in Cambridge, Ohio currently obtains a majority of its raw materials requirements for the manufacture of ferrovanadium from two sources. Although alternative sources of ferrovanadium raw materials exist, there can be no assurance that Metallurg would be able to obtain adequate supplies of such materials, if at all, on acceptable terms from other sources. Titanium and boron chemicals for the manufacture of sophisticated aluminum master alloys are sourced from long-time suppliers who in certain instances also supply competitive producers with these raw materials. Although these and other raw materials are generally priced with reference to perceived related market prices, any increase in demand could cause raw material costs to rise. To the extent Metallurg is unable to recover its increased costs, operating results would be adversely affected.

COMPETITION

The metals industry is highly competitive on a worldwide basis. Competition is primarily based on price, quality and timely delivery. In recent years, price competition has intensified as a result of excess capacity in certain products. In addition, export sales from the former Soviet Union and China of metals and alloys produced in excess of local demand can severely hurt the price of ferroalloys in Europe and the United States, which in turn exerts a negative impact on the price of Metallurg's products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". New entrants may also increase competition in the metals industry, which could materially adversely affect Metallurg. An increase in the use of substitutes for metal alloys also could have a material adverse effect on the financial condition and operations of Metallurg. Although Metallurg faces competition in each of its markets, Metallurg does not believe that any single competitor competes with it in all of its products or markets.

Iron and Steel Industry. In North America, products manufactured by Strategic Minerals Corp. (Stratcor), Masterloy Products Ltd. (Aimcor), Treibacher Industrie AG and Glencore AG compete with Metallurg's ferrovanadium products, while several U.S., UK and Russian companies compete worldwide with Metallurg's ferrotitanium products. In standard grades of low carbon ferrochrome, competition comes worldwide from Samancor Ltd. and Zimbabwe Alloys Ltd. (Zimalloys).

Aluminum Industry. Competition is becoming more international because of the growing number of master alloy and compacted product manufacturers. In Europe and the Far East, KBM Affilips Ltd., Hydelko, Anglo Blackwells and Aleastur-Asturiana de Aleaciones SA compete against products manufactured by LSM, while in North and South America, KB Alloys and Milward Alloys Inc. (a distribution agent of KBM Affilips Ltd.) compete against Metallurg in master alloys. Competition in compacted products comes mainly from Elkem SA in North America and Hoesch in the rest of the world.

Superalloy and Titanium Alloy Industries. Strategic Minerals Corp. and Reading Alloys Inc. compete internationally with Metallurg in vanadium aluminum. Reading Alloys Inc. also competes in sophisticated alloys for the superalloy industry, as do CBMM-Cia Brasileira de Metalurgica e Mineracao, Cabot Corporation and H.C. Starck GmbH in certain products. Metallurg has limited competition in special grades of low carbon ferrochrome from South Africa and the CIS. Delachaux Division Metaux and, to a limited extent, Elkem SA compete with Metallurg in chromium metal.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") is carried out by Metallurg in its two Technical Centers by a 15-member team at LSM and a five-member team at GfE, both supported as necessary by staff drawn from production. The Technical Centers have furnaces, laboratories, milling and testing equipment with R&D efforts linked to product and process improvement as well as the development of new product lines. Relationships are maintained with customers' technical facilities and materials departments of universities which supplement Metallurg's R&D efforts. Recent projects in LSM include a new carbon-based grain refiner for the aluminum industry developed jointly with Shieldalloy, superfine aluminum powders for automotive paints and metal catalysts for the chemical industry. In Germany, R&D is focused on advanced metallic phases for structural and functional applications as well as sputtering targets of a variety of advanced materials, biomedical coatings and various alloys for high-performance batteries.

EMPLOYEES

As of January 31, 1999, Metallurg employed approximately 1,478 people worldwide. Labor unions represent approximately 50% of Metallurg's employees. Employees are represented by unions at seven locations in the United States, the United Kingdom, Germany and Brazil. Metallurg's bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW, Local
2327), which covers approximately 70 employees at the Newfield, New Jersey plant, is scheduled to be renegotiated in May 1999. Many of the collective bargaining agreements covering Metallurg's union employees at its foreign subsidiaries are renewable on an annual basis. Metallurg's relationships with its unions are managed at the local level and are considered by management to be satisfactory. Metallurg has not been affected by strikes in the last ten years and there has not been a strike at any of Metallurg's United States facilities for over twenty years.

MERGER

On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by and including Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Metallurg Holdings, merging with and into Metallurg, Inc., with Metallurg, Inc., being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund that is associated with Safeguard International. At the time of the Merger, each outstanding share of Metallurg, Inc. common stock was converted into the right to receive $30 in cash. In connection with the Merger, Metallurg, Inc. received the consents of 100% of the registered holders of its 11% Senior Notes due 2007 to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior
Note Indenture to reflect the post-Merger ownership of Metallurg. No other modifications to terms of outstanding debt were affected in this regard. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg, Inc. were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. On November 20, 1998, Metallurg, Inc. consummated a 50,000 for 1 stock split and, as a result, Metallurg, Inc. has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings and are pledged as security to the holders of Metallurg Holdings' Senior Discount Notes.

BANKRUPTCY

Metallurg, Inc, and Shieldalloy sought Chapter 11 of the United States Bankruptcy Code protection in September 1993 following Metallurg's inability to restructure or refinance its long-term indebtedness and revolving credit facility in light of the confluence of numerous economic factors which negatively impacted on Metallurg's businesses and caused Metallurg to default on certain then-outstanding indebtedness. In particular, the economic recession that began in 1989 in end-use markets, such as the aerospace, automotive, durable goods, construction and defense sectors, placed significant downward pressure on alloy prices and volumes. In addition, increased competition as a result of sales by exporters from the former Soviet Union of excess stocks of metals and alloys precipitated by the economic collapse of the former Soviet Union and the end of the Cold War drove prices of ferroalloys in Europe to very low levels. Moreover, in the wake of reductions in United States defense spending, there was a reduction in demand in the market for superalloys.

In April 1997, Metallurg, Inc. and Shieldalloy consummated their Joint Plan of Reorganization dated December 18, 1996, pursuant to Chapter 11 (the "Plan"). Metallurg has sought to stabilize and strengthen its business since the bankruptcy filing. While in Chapter 11 proceedings, Metallurg substantially reduced its debt, restructured significant obligations, restructured its operations and made certain management changes, reduced expenses and entered into settlement agreements with various environmental regulatory authorities. As a result of the consummation of the offering of Metallurg's 11% Senior Notes due 2007 in November 1997 (the "Senior Notes Offering") and the other financial arrangements made by Metallurg, Metallurg believes that its financial position has improved from 1993 with enhanced liquidity and extended maturities of its debt. In response to the dumping by the former Soviet Union, Metallurg sought and obtained anti-dumping orders against Russia for imports of ferrovanadium into the United States and against Russia, Kazakhstan and Ukraine for imports of low carbon ferrochrome into Europe.

END OF ANTI-DUMPING DUTIES

Since July 1995, the Department of Commerce has imposed incremental anti-dumping duties of 3.8% to 108% on imports of Russian ferrovanadium and nitrided vanadium into the United States. These duties are subject to a "sunset" review in 2000, after which time the International Trade Commission and the Department of Commerce will determine whether to terminate or extend them. In addition, all anti-dumping duty rates are subject to annual review by the Department of Commerce. Metallurg had revenues of approximately $50 million from sales of ferrovanadium produced by it and sold in the United States for the year ended January 31, 1999. If the incremental duties are not maintained at their current levels, Metallurg may be materially adversely affected. Normal duties on ferrovanadium imports are 4.2%.

Since 1993, the Council of the European Community has imposed duties on imports of low carbon ferrochrome from Russia, Kazakhstan and Ukraine as high as
0.31 ECU per kilogram of material. The anti-dumping duties on imports of low carbon ferrochrome from Ukraine lapsed in October 1998, since it is no longer produced in Ukraine. The anti-dumping duties on imports from Russia and Kazakhstan have been extended pending a review by the Council of the European Community of such anti-dumping measures. A decision is expected sometime between mid-1999 and mid-2000. Metallurg had revenues of approximately $46 million from sales of ferrochrome produced in Europe for the year ended January 31, 1999. While EWW is seeking to extend these duties by applying to the relevant authorities, there is no assurance that they will be further extended. The expiration of these duties may have a material adverse effect on Metallurg.

ENVIRONMENTAL MATTERS

The operations of Metallurg's alloy manufacturing business are subject to extensive regulation concerning, among other things, emissions to air, discharges and releases to land and water, the generation, handling, storage, transportation, treatment and disposal of wastes and other materials, including materials containing low levels of naturally occurring radioactivity and the remediation of contamination caused by releases of wastes and other material, as well as worker exposure to hazardous or toxic substances. There can be no assurance that these requirements will not result in future liabilities and obligations, including future liability for other disposal or contamination at both domestic and foreign facilities, that would be material to Metallurg's business operations, financial condition or cash flow. Management believes that Metallurg is faced with a number of environmental issues which have largely resulted from changing environmental regulations and increased environmental controls and cleanup requirements, particularly in the area of solid and hazardous waste removal. To fulfill the terms of comprehensive settlement agreements with the environmental regulatory authorities described more fully below, Shieldalloy has agreed to perform environmental remediation which, as of January 31, 1999, had an estimated cost of completion of $40.4 million. Of this amount, Shieldalloy expects to expend approximately $3.6 million in 1999, $5.7 million in 2000 and $7.4 million in 2001. Although the scope of Shieldalloy's remediation obligations has been defined pursuant to such settlement agreements, there can be no assurance that the ultimate cost of fulfilling these obligations will not materially exceed Shieldalloy's current estimates or currently established reserves.

While its remediation obligations and other environmental costs will, in the aggregate, reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

The historical manufacture of several products in Newfield, New Jersey and Cambridge, Ohio resulted in the production of various by-products and wastes that Shieldalloy is obligated to remediate under Federal and state environmental laws and regulations. The release or threatened release of hazardous substances and wastes at the Newfield facility led that facility to be placed on the National Priorities List for cleanup under the Federal Comprehensive Environmental Response, Compensation and Liability Act (also known as "Superfund"). Pursuant to the Reorganization Plan, all known off-site liabilities for disposal of solid and hazardous wastes were discharged. Shieldalloy also entered into comprehensive settlement agreements with governmental authorities covering remediation of various on-site and facility-related environmental conditions at its Newfield and Cambridge facilities. Metallurg has also provided for certain estimated costs associated with its operating sites in Germany and Brazil, although there can be no assurance that such estimates will prove to be accurate. Metallurg believes that total environmental remediation and monitoring liabilities consist of the following (in thousands) and has recorded them as such:

                                                    January 31,
                                                       1999
                                                     -------
            Domestic:
              Shieldalloy - New Jersey ......        $28,876
              Shieldalloy - Ohio ............         11,557
                                                     -------
                                                      40,433
            Foreign .........................          4,832
                                                     -------
              Total environmental liabilities         45,265
            Less: trust funds ...............          3,064
                                                     -------
              Net environmental liabilities .        $42,201
                                                     =======

As part of the Reorganization Plan, Metallurg, Inc. and Shieldalloy entered into an Environmental Settlement Agreement with the U.S. Environmental Protection Agency (the "EPA"), the Department of the Interior (the "DOI") and the Nuclear Regulatory Commission (the "NRC") with respect to the Newfield and Cambridge sites and with the New Jersey Department of Environmental Protection ("the NJDEP") with respect to the Newfield site ("the U.S. and NJDEP Environmental Settlement Agreement"). In addition to settling claims with the federal authorities, the U.S. and NJDEP Environmental Settlement Agreement memorialized prior commitments to the State of New Jersey pursuant to Administrative Consent Orders ("ACOs") issued on September 5, 1984 and October 5, 1988. The U.S. and NJDEP Environmental Settlement Agreement obligates Shieldalloy to complete a number of environmental projects, including groundwater, soils and sediment remediation, closure of nine wastewater and treatment lagoons, and related operation and maintenance activities. The cost of fulfilling these obligations is currently estimated to be approximately $28.9 million. Metallurg, Inc. and Shieldalloy have agreed to provide, create or make available financial assurance for these projects through a combination of letters of credit and cash reserves. At January 31, 1999, outstanding letters of credit issued as financial assurance in favor of various environmental agencies were $21.4 million, and cash reserves established as financial assurance totaled $0.8 million. The costs of providing financial assurance over the term of the remediation activities have been included in the accrued amounts to be disbursed over the next thirteen years.

Metallurg, Inc., Shieldalloy and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, have entered into a Permanent Injunction Consent Order (the "Consent Order") with the State of Ohio resolving known environmental remediation claims relating to the Cambridge site. The terms of the Consent Order are incorporated by reference into the Settlement Agreement entered into among Metallurg, Inc., Shieldalloy, Cyprus Foote, the Ohio Environmental Protection Agency ("the "OEPA") and the Ohio Department of Health (the "ODH") (the "Ohio Environmental Settlement Agreement" and together with the U.S. and NJDEP Environmental Settlement Agreement, the "Settlement Agreements"). Under the Ohio Environmental Settlement Agreement, Shieldalloy and Cyprus Foote will perform remedial design and remedial action at the Cambridge site, estimated to cost approximately $8.1 million. Additionally, Shieldalloy and Cyprus Foote will enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. The Consent Order requires Shieldalloy and Cyprus Foote to provide financial assurance for the above remediation projects in an initial amount of $9.0 million. Pursuant to an agreement between Shieldalloy and Cyprus Foote, Cyprus Foote will satisfy this requirement. In addition, the Consent Order requires Shieldalloy to provide financial assurance for the long-term operation and maintenance of the east and west slag piles at the Cambridge site, in the amount of approximately $1.2 million, which was funded as part of the Reorganization Plan, and an additional $0.1 million to fund extension of the annuity for an additional 900 years. Metallurg has accrued its best estimate of additional associated costs of $2.2 million which, in addition to the amounts described above, it expects to substantially disburse over the next five years.

As a result of historic manufacturing activities, slag piles which contain low levels of naturally occurring radioactivity have accumulated at the Cambridge and Newfield sites. These slag piles are subject to regulation by the NRC and state agencies. As related production has ceased at the Cambridge location, Shieldalloy is required to decommission the two slag piles at that facility and obtain approval from the State of Ohio and the NRC to stabilize and cap the slag piles. Authorization to cap on-site the larger slag pile at the Cambridge site has been approved as protective of human health and the environment by the State of Ohio. As Ohio did before it selected the cap on-site remedy, the NRC has considered a range of remedial alternatives, including removal of the slag pile to an off-site disposal facility, in a previously issued draft environmental impact statement and feasibility study which were circulated to the public. The estimated costs for off-site disposal approached $100.0 million; however, in the two documents referred to above, the NRC stated its current intention to accept the cap on-site alternative already adopted by Ohio. As long as Shieldalloy continues its ongoing efforts to sell the slag located at the Newfield location, the NRC will allow the slag pile to remain in place, subject to submission of a conceptual decommissioning plan and financial assurance for implementation of that plan. Metallurg's obligation for decommissioning costs for these sites is partially assured by cash funds held in trust. As a condition precedent to consummation of the Reorganization Plan, draws aggregating $1.5 million were made under prepetition letters of credit relating to both the Newfield and Cambridge facilities, and the proceeds were deposited in a trust fund for purposes of NRC decommissions.


Shieldalloy, Metallurg, Inc. and others are defendants in an action brought by local residents alleging personal injury and property damage from groundwater contamination and other exposure to hazardous materials allegedly originating from Shieldalloy's Newfield, New Jersey plant. Shieldalloy and Metallurg, Inc., intend to vigorously defend this action and the costs of such defense are being borne by their insurance carriers. Metallurg does not believe that the outcome of this litigation will have a material adverse effect on Metallurg's operations or financial position.

Metallurg has also provided for certain estimated costs associated with its sites in Germany and Brazil. Metallurg's German subsidiaries have accrued environmental liabilities in the amount of $4.4 million at January 31, 1999 to cover the costs of closing an off-site dump and for certain environmental conditions at a site in Nuremberg owned by a subsidiary. Additionally, in Brazil, $0.4 million has been accrued at January 31, 1999 to cover reclamation costs of the closed mine sites.

In addition to its substantial remediation and monitoring obligations for historical contamination, Metallurg's ongoing operations at its Cambridge facility continue to be affected by actual and proposed changes to environmental laws and regulations involving the treatment, storage and disposal of classified hazardous wastes under the Resource Conservation and Recovery Act ("RCRA") and control of air emissions under the Clean Air Act Amendments of 1990 ("CAAA"). In particular, Metallurg is currently considering various options in connection with its production of ferrovanadium, which may be affected by increasingly stringent sulfur dioxide emission limitations under the CAAA, and by the EPA's reclassification in February 1999 of spent catalyst, one of Metallurg's raw materials, as a hazardous waste under RCRA. Metallurg has submitted a RCRA application to the EPA for storage and processing of hazardous wastes, to reclaim vanadium from the hazardous wastes, on-site at its Cambridge facility. The combination of these pending regulatory requirements will compel Metallurg to monitor the cost and constituents of its raw product slate with increased care, and may require substantial capital expenditures at the Cambridge facility in order to install appropriate pollution control devices, reconfigure material handling facilities, or both, to allow Metallurg to process the most cost-effective raw product mix.

ITEM 3.  LEGAL PROCEEDINGS.

Metallurg, Inc. and certain of its subsidiaries are parties to a variety of legal proceedings relating to their operations. The ultimate legal and financial liability of Metallurg in respect of all legal proceedings in which it is involved cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management does not expect that the ultimate outcome of these contingencies, net of liabilities already accrued in Metallurg's Consolidated Balance Sheet, will have a material adverse effect on Metallurg's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on Metallurg's results of operations and/or cash flows for that period. For discussion of environmental matters, see "Items 1 and 2. Business and Properties
- Environmental Matters."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1999.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Metallurg Holdings was formed on June 10, 1998 with 1,000 shares of common stock, par value $.01, authorized. On June 29, 1998, the Company issued 350 such shares. At the time of the Merger, this common stock was cancelled and the total number of shares of all classes of stock which Metallurg Holdings was authorized to issue was increased to 50,000 shares, of which 30,000 shares were designated Common Stock, $.01 par value ("Common Stock"), 10,000 shares were designated Series A Voting Convertible Preferred Stock, $.01 par value ("Series A Preferred Stock") and 10,000 shares were designated Series B Non-Voting Convertible Preferred Stock, $.01 par value ("Series B Preferred Stock").

In connection with the Merger, 5,202.335 shares of Series A Preferred Stock and 4,500 shares of Series B Preferred Stock were issued. In December 1998, an additional 24 shares of Series B Preferred Stock were issued. At January 31, 1999, no Common Stock was issued and outstanding; however, 5,202.335 shares of Series A Preferred Stock and 4,524 shares of Series B Preferred Stock were issued and outstanding.

On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by and including Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Metallurg Holdings, merging with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund which is associated with Safeguard International. At the time of the Merger, each outstanding share of Metallurg, Inc. common stock was converted into the right to receive $30 in cash. In connection with the Merger, Metallurg, Inc. received the consents of 100% of the registered holders of its 11% Senior Notes due 2007 to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior
Note Indenture to reflect the post-Merger ownership of Metallurg, Inc. No other modifications to terms of outstanding debt were affected in this regard. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg, Inc. were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. On November 20, 1998, Metallurg, Inc. consummated a 50,000 for 1 stock split and, as a result, Metallurg, Inc. has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings and all of which are pledged as security to the holders of Metallurg Holdings' Senior Discount Notes. There is no public trading market for the Company's equity securities


On July 13, 1998, Metallurg Holdings sold $121,000,000 of its 123/4% Senior Discount Notes due 2008. The offering was made pursuant to Rule 144A of the Securities Act of 1933, as amended, through BancBoston Securities, Inc. The 144A notes were subsequently exchanged for similar notes registered under the Securities Act of 1933, as amended.


On November 20, 1998, the Board of Directors of Metallurg, Inc. adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"), to provide (i) designated employees of Metallurg, (ii) certain Key Advisors, as defined in the plan, and advisors who perform services for Metallurg and (iii) non-employee members of the Board of Directors of Metallurg, Inc. (the "Board") with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units. Under the ECP, 500,000 shares of common stock were made available for stock awards and stock options. Metallurg believes that the ECP will encourage the participants to contribute materially to the growth of Metallurg, thereby benefiting Metallurg's shareholders, and will align the economic interests of the participants with those of the shareholders. Pursuant to the ECP, Metallurg's Board awarded to eligible executives and non-employee Board members options to purchase up to 450,000 and 12,500 shares of common stock at an exercise price of $30.00 per share, effective as of November 20, 1998 and January 4, 1999, respectively. Such options have a term of ten years and vest 20% on the date of grant and will vest 20% on each of the first four anniversaries of the date of grant.

Prior to the Merger, 15,000,000 shares of common stock of Metallurg, Inc. were authorized; subsequent to November 1998, 10,000,000 shares of common stock of Metallurg, Inc. were authorized. On April 14, 1997, Metallurg, Inc. issued 4,706,406 shares of new common stock to prepetition unsecured claimholders and $39,461,000 of senior-secured notes pursuant to the Reorganization Plan. These 12% senior-secured notes were retired with the proceeds of the Senior Notes Offering described below.

On April 14, 1997, Metallurg, Inc. adopted the Metallurg, Inc. Management Stock Award and Stock Option Plan (the "SASOP"), which was to be administered by the Compensation Committee of the Board for a term of 10 years. Under terms of the SASOP, the Board was to grant stock awards and stock options (including incentive stock options, nonqualified stock options or a combination of both) to officers and key employees of Metallurg. Under the SASOP, 500,000 shares of common stock were made available for stock awards and stock options. Pursuant to the plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards") which had a fair value at the date of grant of $10 per share. Twenty percent of each Initial Stock Award was transferable on the date of grant and Metallurg, Inc. recognized compensation expense of $500,000 at March 31, 1997. An additional 40% was to become transferable on each of the first and second anniversary of the date of grant and compensation expense was to be charged to earnings ratably over this restriction period.

Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at an exercise price of $11.38 (fair market value on the date of grant), effective as of September 1, 1997 and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested 33 1/3% on the date of grant and another 33 1/3% were to vest on each of the first and second anniversary of the date of grant. At the time of the Merger, the Initial Stock Awards then outstanding became fully vested and Metallurg, Inc. recorded additional compensation expense of approximately $355,000. In addition, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg, Inc. Metallurg, Inc. recorded compensation expense of $3,541,000, which represents the excess of the $30 per share purchase price over the exercise price noted above. Metallurg Inc. was reimbursed for such stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger.

On November 20, 1997, Metallurg, Inc. paid a special dividend of $3.90 per share to the holders of Metallurg, Inc.'s common stock and a dividend equivalent to the holders of stock options then outstanding. Also on November 20, 1997, Metallurg, Inc. sold $100,000,000 of 11% Senior Notes due 2007. The offering was made pursuant to Rule 144A under the Securities Act of 1933, as amended, through Salomon Brothers, Inc. and BancBoston Securities, Inc. as initial purchasers. The Rule 144A notes were subsequently exchanged for similar notes registered under the Securities Act of 1933, as amended. The net proceeds of the Senior Notes Offering were approximately $96,000,000. Metallurg used the proceeds to
(i) retire Metallurg's 12% senior-secured notes due 2007 ($42,953,000, including interest and prepayment penalty), (ii) repay the outstanding balance of the German Subfacility (but not reduce the commitment thereunder) ($11,666,000),
(iii) retire the LSM Term Loan Facility ($8,529,000, including prepayment penalty) and (iv) pay a cash dividend and dividend equivalent to the holders of Metallurg, Inc.'s common stock and stock options ($19,891,000). The remaining net proceeds of the 11% Senior Notes due 2007 were for general corporate purposes. "German Subfacility" and "LSM Term Loan Facility" are defined in "Item
8. Financial Statements and Supplementary Data."

Other than as set forth above in this section, the Company issued no securities during 1998.

Metallurg Holdings does not presently intend to pay any dividends, although it may choose to do so in the future. Metallurg Holdings is restricted from paying dividends to its shareholders as a result of the Indenture relating to the offering of its Senior Discount Notes, which, in general, prohibits Metallurg Holdings from making dividends in an amount greater than 50% of its net income, as defined in the Indenture.



Metallurg, Inc. is restricted from paying dividends to its shareholders as a result of the Indenture related to the Senior Notes Offering, which also, in general, prohibits Metallurg, Inc. from making dividends in an amount greater than 50% of its net income, as defined in the Indenture. In addition, Metallurg, Inc.'s revolving credit facility with BankBoston prohibits the payment of dividends.

Metallurg Holdings is a holding company with limited operations of its own. Substantially all of Metallurg Holdings' operating income is generated by its subsidiaries. As a result, Metallurg Holdings' will rely upon distributions or advances from its subsidiaries to provide the funds necessary to meet its debt service obligations. In some cases, however, Metallurg Holding's subsidiaries are restricted in their ability to pay dividends. Prior to 1998, Metallurg's German subsidiaries, EWW, in which Metallurg, Inc. owns a 98.0% interest, and GfE, in which Metallurg, Inc. owns a 99.2% interest, were prohibited from paying dividends under German law because their stated capital as reported in the commercial register was higher than their actual capital as reported under German accounting principles. In 1998, Metallurg made certain filings to reduce the stated capital of its German operating subsidiaries which eliminated such statutory restrictions on the payment of dividends. Metallurg's Turkish subsidiary is limited in its ability to pay dividends from retained earnings, as a result of historical currency devaluation. In addition, working capital facilities and other financing arrangements at Metallurg's subsidiaries restrict such subsidiaries' ability to pay dividends. For example, EWW must obtain the consent of a German governmental authority, which guarantees a portion of EWW's DM 15 million (approximately $9 million) working capital facility, in order to pay dividends to Metallurg. EWW's ability to pay dividends to Metallurg is also restricted by the terms of a settlement arrangement entered into with a German state pension board with regard to its pension liability. The stock of EWW has been pledged to secure obligations owed by EWW to the German governmental authority and the German state pension board. LSM is party to a working capital facility which limits its ability to pay dividends in an amount of up to 100% of LSM's annual net income. In addition, Metallurg's Swiss merchanting subsidiary may only pay dividends to Metallurg in amounts up to 50% of its net income.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data (dollars in thousands) of Metallurg Holdings for the period June 10, 1998 (inception) to January 31, 1999. Metallurg Holdings' results of operations and financial position reflect the acquisition of Metallurg on July 13, 1998. The acquisition was accounted for as a purchase and accordingly, Metallurg Holdings' consolidated financial statements are not directly comparable to prior period financial data presented herein. Also presented are selected historical financial data of Metallurg for each of the years in the three-year period ended December 31, 1996, the three months ended March 31, 1996, the nine months ended December 31, 1996, the quarter ended March 31, 1997, the three quarters ended January 31, 1998, and the year ended January 31, 1999. Information as of December 31, 1994 and 1995 and for the year ended December 31, 1994 is derived from the consolidated financial statements of Metallurg, which have been audited by Deloitte & Touche LLP, independent public accountants. The information as of March 31, 1997 and January 31, 1998 and for the year ended December 31, 1996, for the quarter ended March 31, 1997 and for the three quarters ended January 31, 1998 is derived from the consolidated financial statements of Metallurg included elsewhere herein, which have been audited by Deloitte & Touche LLP, independent public accountants. The information as of January 31, 1999 and for the year ended January 31, 1999 is derived from the consolidated financial statements of Metallurg Holdings and Metallurg, included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data for Metallurg as of March 31, 1996 and for the three months ended March 31, 1996, and for the nine months ended December 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods. Financial information contained herein for periods after March 31, 1997 reflects the effects of the Reorganization Plan, including the implementation of fresh-start reporting, as of March 31, 1997. Accordingly, Metallurg's consolidated financial statements for periods and dates prior to March 31, 1997 are not directly comparable to subsequent consolidated financial statements. The results of operations for the quarter ended March 31, 1997 and the three quarters ended January 31, 1998 are not necessarily indicative of results for the full year. The information in this table should be read in conjunction with "Item 7". Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Metallurg, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."


                                           SELECTED FINANCIAL DATA




                                                                                 Metallurg
                                        -------------------------------------------------------------------------------------------
                                                                              Pre-Confirmation
                                        -------------------------------------------------------------------------------------------
                                                                                            Three         Nine
                                                                                           Months         Months         Quarters
                                                                                           Ended          Ended            Ended
                                                  Years Ended December 31,                March 31,    December 31,       March 31
                                           ------------------------------------
                                           1994            1995            1996            1996            1996            1997
                                           ----            ----            ----            ----            ----            ----
STATEMENT OF OPERATIONS
DATA:
Sales ............................      $ 553,479       $ 688,002       $ 648,816       $ 165,294       $ 483,522       $ 155,427
Commission income ................            838           1,362           1,186             329             857             160
                                        ---------       ---------       ---------       ---------       ---------       ---------
  Total revenue ..................        554,317         689,364         650,002         165,623         484,379         155,587
Cost of sales ....................        496,218         603,535         566,538         144,474         422,064         134,060
                                        ---------       ---------       ---------       ---------       ---------       ---------
  Gross margin ...................         58,099          85,829          83,464          21,149          62,315          21,527

Selling, general and
  administrative expenses ........         50,652          52,842          57,103          13,922          43,181          15,046
Environmental expenses (a) .......          2,082           5,624          37,582             606          36,976              --
Merger-related costs .............             --              --              --              --              --              --
Restructuring charges ............          2,653          11,658              --              --              --              --
                                        ---------       ---------       ---------       ---------       ---------       ---------
Operating income (loss) ..........          2,712          15,705         (11,221)          6,621         (17,842)          6,481
Other:
  Other income (expense), net ......        7,477               7          (6,759)          1,656          (8,415)          3,179
  Interest income (expense), net ...       (2,555)         (1,949)          1,473            (452)          1,925            (245)
  Reorganization expense ...........       (7,118)         (3,927)         (3,535)           (610)         (2,925)         (2,663)
  Fresh-start revaluation ..........           --              --              --              --              --           5,107
                                        ---------       ---------       ---------       ---------       ---------       ---------
Income (loss) before income tax
  provision and extraordinary
  item ...........................            516           9,836         (20,042)          7,215         (27,257)         11,859
Income tax provision (benefit) ...          2,507           8,171           8,453           2,649           5,804          (3,063)
                                        ---------       ---------       ---------       ---------       ---------       ---------
Income (loss) before
    extraordinary item ...........         (1,991)          1,665         (28,495)          4,566         (33,061)         14,922
 Extraordinary item, net of
 tax (b) .........................             --              --              --              --              --          43,032
                                        ---------       ---------       ---------       ---------       ---------       ---------
Net income (loss) ................      $  (1,991)      $   1,665       $ (28,495)      $   4,566       $ (33,061)      $  57,954
                                        =========       =========       =========       =========       =========       =========


                                                                           Metallurg
                                                                            Holdings
                                        -----------------------------    ---------------
                                               Post-Confirmation
                                        -----------------------------    ---------------
                                            Three                        For the Period
                                           Quarter           Year        June 10, 1998
                                            Ended            Ended       (inception) to
                                          January 31,     January 31,      January 31,
                                             1998            1999            1999
                                             ----            ----            ----
STATEMENT OF OPERATIONS
DATA:
Sales ............................      $ 476,426       $ 606,334       $ 254,161
Commission income ................            541             835             397
                                        ---------       ---------       ---------
  Total revenue ..................        476,967         607,169         254,558
Cost of sales ....................        410,033         525,861         231,675
                                        ---------       ---------       ---------
  Gross margin ...................         66,934          81,308          22,883
Selling, general and
     administrative expenses .....         43,563          58,638          30,384
Environmental expenses (a) .......             --              --              --
Merger-related costs .............             --           7,888           4,347
Restructuring charges ............             --              --              --
                                        ---------       ---------       ---------
Operating income (loss) ..........         23,371          14,782         (11,848)
Other:
  Other income (expense), net ....          1,805           1,808           1,082
  Interest income (expense),
     net .........................         (5,653)         (9,870)        (10,322)
  Reorganization expense .........             --              --              --
  Fresh-start revaluation ........             --              --              --
                                        ---------       ---------       ---------
Income (loss) before income tax
  provision and extraordinary
  item............................         19,523           6,720         (21,088)
Income tax provision (benefit) ...         12,459           4,788          (5,623)
                                        ---------       ---------       ---------
Income (loss) before
    extraordinary item ...........          7,064           1,932         (15,465)
 Extraordinary item, net of
 tax (b) .........................           (792)             --              --
                                        ---------       ---------       ---------
Net income (loss) ................      $   6,272       $   1,932       $ (15,465)
                                        =========       =========       =========

                                                     Pre-Confirmation                        Post-Confirmation
                                          --------------------------------------        ------------------------------
                                                  December 31,             March          March    January     January     January
                                          --------------------------        31,             31,       31,        31,          31,
                                          1994       1995       1996       1996            1997       1998       1999       1999
                                          ----       ----       ----       ----            ----       ----       ----       ----
BALANCE SHEET DATA:
   Total assets .....................   $326,981   $342,610   $331,626   $348,420       $305,704   $319,786   $311,117   $414,356
   Working capital ..................    152,627    166,823    173,734    167,037        143,316    167,757    166,229    167,497
   Property, plant and equipment, net     65,921     53,516     47,885     51,664         38,907     41,502     49,018     49,018
   Total debt .......................     37,719     37,625     19,869     32,005         66,488    107,149    114,130    183,830
   Pension liabilities ..............     43,921     47,409     43,926     46,524         41,090     38,351     41,062     41,062
   Environmental liabilities ........     17,762     12,780     44,011      2,516         48,135     45,080     42,201     42,201
   Liabilities subject to  compromise    162,042    169,519    179,897    183,291             --         --         --         --


(a) As part of the Reorganization Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of Shieldalloy's known significant environmental remediation liabilities. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation, which as of January 31, 1999 had an estimated cost of completion of $40.4 million, including approximately $16.7 million to be incurred by Shieldalloy through the end of 2001. See "Items 1 and 2. Business and Properties-Environmental Regulation."

(b) Reflects (in 1997) discharge of indebtedness income, net of tax effects, relating to the consummation of the Reorganization Plan and (in 1998) the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto of Metallurg Holdings and Metallurg included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause Metallurg's results to be materially different include the cyclical nature of Metallurg's business, Metallurg's dependence on foreign customers (particularly customers in Europe), the economic strength of Metallurg's markets generally and particularly the strength of the demand for iron, steel, aluminum and superalloys and titanium alloy industries in those markets, the accuracy of Metallurg's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

OVERVIEW

The industries which Metallurg supplies are cyclical. See "Items 1 and 2. Business and Properties - Products and Markets - Dependence on Cyclical Markets." Throughout 1997 and into 1998, market conditions for most of Metallurg's products were favorable. However, sales prices and demand for several of Metallurg's major products declined during the second half of 1998. Metallurg believes that the price declines were the result of the economic turmoil seen in Asia, Latin America and Russia in 1997 and 1998. This led to lower steel production almost everywhere except in the U.S. during the first half of 1998. In the second half of 1998, Japan, Russia, Brazil and certain other Asian countries exported large volumes of steel to the U.S. causing domestic production to be drastically curtailed in the latter months of 1998. In addition, civilian airliner production did not reach the levels forecast by a major producer, and the economic turmoil abroad caused postponements and cancellation of orders for airliners as trans-Pacific and Asian air passenger volumes fell sharply. These factors contributed to lower sales of products to the superalloy and titanium alloy industries.

As a result of the negative developments in the steel industry, the market price of ferrovanadium, a significant product for Metallurg, declined from approximately $13 per pound in the middle of 1998 to approximately $6 per pound at the end of January 1999. The developments in the aerospace industry led to a reduction in superalloy and titanium alloy demand which impacted negatively on price and particularly on volumes of Metallurg's chromium and vanadium aluminum products. During the two quarters ended January 31, 1999, Metallurg recognized lower of cost or market inventory provisions of approximately $7.9 million relating to ferrovanadium and several chrome products. The market price of ferrovanadium has declined to approximately $5.25 per pound at mid-April 1999 and management anticipates additional inventory writedowns during the first quarter, the amount of which is indeterminable at this time because it is dependent on future market conditions.

Metallurg has substantial operations outside the United States. At January 31, 1999, Metallurg's operations located outside the United States represented approximately 62% of Metallurg's assets based on book values. Approximately 80% of Metallurg's employees were outside the United States. Approximately 41% of Metallurg's sales (based on customer location) for the year ended January 31, 1999 were made in North America, 46% in Europe, 4% in Asia, 2% in South America and 7% throughout the rest of the world. See "Items 1 and 2. Business and Properties -- Products and Markets - Foreign Operations and Currency Fluctuations."

Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund which is associated with Safeguard International.

On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a Delaware subsidiary and a wholly owned subsidiary of Metallurg Holdings, merging with and into Metallurg, Inc. with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc.

At the time of the Merger, each outstanding share of Metallurg, Inc. common stock was converted into the right to receive $30 in cash. In connection with the Merger, Metallurg, Inc. received the consents of 100% of the registered holders of its 11% Senior Notes due 2007 to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note Indenture to reflect the post-merger ownership of Metallurg, Inc. No other modifications to terms of outstanding debt were affected in this regard. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg, Inc. were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. On November 20, 1998, Metallurg, Inc. consummated a 50,000 for 1 stock split and, as a result, Metallurg, Inc. has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings and pledged as security to the holders of Metallurg Holdings' Senior Discount Notes.

In April 1997, Metallurg, Inc. and Shieldalloy consummated the Reorganization Plan. Metallurg, Inc. settled its prepetition liabilities by distributing cash and issuing shares of its common stock, $.01 par value, and its 12% senior-secured notes. As a result of the Plan, Metallurg, Inc. and Shieldalloy reduced their indebtedness and shareholder obligations (including undrawn letters of credit) from approximately $151.0 million to approximately $39.5 million. In addition, as part of the Reorganization Plan, LSM incurred an additional $8.1 million of indebtedness to fund a portion of the Reorganization Plan. As part of the Reorganization Plan, Shieldalloy entered into various settlements with the relevant environmental authorities with regard to its obligations to remediate certain conditions at its New Jersey and Ohio facilities.


As a result of Metallurg, Inc.'s change in its fiscal year from a calendar year to January 31, effective as of April 1, 1997, the consolidated operating results of Metallurg for the year ending January 31, 1999 include the results of Metallurg, Inc. (a holding company), for the year ended January 31, 1999 and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the year ended December 31, 1998. The consolidated balance sheet data of Metallurg at January 31, 1999 reflect the financial position of Metallurg, Inc. at January 31, 1999 and of the operating subsidiaries at December 31, 1998. The consolidated operating results of Metallurg for the four quarters ended January 31, 1998 include the results of Metallurg, Inc. for the thirteen months ended January 31, 1998 and the results of its operating subsidiaries for the year ended December 31, 1997. The consolidated balance sheet data of Metallurg at January 31, 1998 reflect the financial position of Metallurg, Inc. at January 31, 1998 and of the operating subsidiaries at December 31, 1997.

METALLURG HOLDINGS' RESULTS OF OPERATIONS - FOR THE PERIOD JUNE 10, 1998 (INCEPTION) TO JANUARY 31, 1999

The net loss of $15.5 million includes the consolidation of Metallurg for the period subsequent to the acquisition (a loss of $7.9 million, which excludes certain Merger-related costs of $3.5 million, relating to the cancellation of compensatory stock options, which are accounted for as purchase price by Metallurg Holdings), $4.5 million of interest expense on its Senior Discount Notes, $2.9 million of amortization of acquisition, goodwill and deferred issuance costs and $0.2 million of general overhead costs.

As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, the following discussion of the Company's business and properties relates to Metallurg, unless otherwise indicated.

METALLURG'S RESULTS OF OPERATIONS  -

Effective March 31, 1997, Metallurg implemented fresh-start reporting relating to its emergence from bankruptcy. Accordingly, all assets and liabilities were restated to reflect their respective fair values and the consolidated financial statements after that date are those of a new reporting entity and are not directly comparable to the pre-confirmation periods. The amounts presented below for Metallurg for the four quarters ended January 31, 1998 represent the mathematical addition of the historical amounts for the predecessor company and the reorganized company only for purposes of the discussion below. Significant differences between periods due to fresh-start reporting adjustments are explained below, when necessary.

(In thousands)

                                                          Year           Four Quarters       Year
                                                          Ended             Ended            Ended
                                                       January 31,        January 31,      December 31,
                                                          1999              1998              1996
                                                       ---------         ---------         ---------
Total revenue .................................        $ 607,169         $ 632,554         $ 650,002
                                                       ---------         ---------         ---------

Operating costs and expenses: .................          525,861           544,093           566,538
  Cost of sales
   Selling, general and administrative expenses           58,638            58,609            57,103
  Merger-related costs ........................            7,888                --                --
  Environmental expenses ......................               --                --            37,582
                                                       ---------         ---------         ---------
  Total operating costs and expenses ..........          592,387           602,702           661,223
                                                       ---------         ---------         ---------
  Operating income ............................           14,782            29,852           (11,221)

Other income (expense), net....................            1,808             4,984            (6,759)
   Interest income (expense), net .............           (9,870)           (5,898)            1,473
   Reorganization expense, net ................               --            (2,663)           (3,535)
  Fresh-start revaluation .....................               --             5,107                --
                                                       ---------         ---------         ---------
Income before tax (provision) benefit and                  6,720            31,382           (20,042)
     extraordinary item........................
Income tax provision ..........................           (4,788)           (9,396)           (8,453)
                                                       ---------         ---------         ---------
Income before extraordinary item ..............            1,932            21,986           (28,495)
Extraordinary item, net of tax ................               --            42,240                --
                                                       ---------         ---------         ---------
Net income ....................................        $   1,932         $  64,226         $ (28,495)
                                                       =========         =========         =========


RESULTS OF OPERATIONS - YEAR ENDED JANUARY 31, 1999 COMPARED TO THE FOUR QUARTERS ENDED JANUARY 31, 1998

Total revenues decreased by 4.0%, from $632.6 million in the four quarters ended January 31, 1998 to $607.2 million in the year ended January 31, 1999. Although volume and selling prices of ferrovanadium increased significantly in the first half of 1998, market prices then declined by over 30% in the fourth quarter of 1998, reducing the overall growth in revenues from ferrovanadium sales during the year. Revenues from sales of chromium metal increased in the year ended January 31, 1999, due primarily to increased volume. These increases were more than offset, however, by a reduction in sales of low carbon ferrochrome, ferroboron, aluminum master alloys and compacted products, due primarily to lower volumes. Revenues from sales of products not produced by Metallurg, primarily cobalt, silicon and manganese products, also declined during this period, due primarily to lower volumes.

Gross margins decreased from $88.5 million in the four quarters ended January 31, 1998 to $81.3 million in the year ended January 31, 1999, a decrease of 8.1%, due principally to the decreases in low carbon ferrochrome margins resulting from lower selling prices and less favorable product mix. In aluminum master alloys and compacted products, a decrease in volume was more than offset by improvements in product mix and cost reductions. Gross margins also reflect lower of cost or market inventory provisions of approximately $7.9 million relating to ferrovanadium and several chrome products, which Metallurg recognized during the last two quarters ended January 31, 1999. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense by $1.4 million and $1.1 million in the year ended January 31, 1999 and the four quarters ended January 31, 1998, respectively, and increasing gross margins by equal amounts.

Selling, general and administrative expenses (SG&A) were comparable in the two periods. For the four quarters ended January 31, 1998, SG&A represented 9.3% of Metallurg's sales compared to 9.7% for the year ended January 31, 1999.

Operating income decreased from $29.9 million in the four quarters ended January 31, 1998 to $14.8 million in the year ended January 31, 1999, a decrease of 50.5%. The decrease in operating income reflected the decrease in gross margin, discussed above, as well as Merger-related costs of $7.9 million incurred in the year ended January 31, 1999. These costs included: (a) $3.5 million for payments to cancel compensatory stock options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the Indenture with regard to Metallurg's Senior Notes and to amend the Indenture to reflect the post-Merger ownership of Metallurg, Inc.; (c) $2.8 million for payments made pursuant to existing employment agreements with Metallurg management; and (d) approximately $1.0 million of other Merger-related costs.

Interest income (expense), net is as follows (in thousands):

                                    Year          Four Quarters
                                    Ended            Ended
                                  January 31,      January 31,
                                    1999             1998
                                    ----             ----
Interest income ..........        $  2,963         $ 4,078
Interest expense .........         (12,833)         (9,976)
                                  --------         -------
     Interest expense, net        $ (9,870)        $(5,898)
                                  ========         =======

Interest expense increased significantly in the year ended January 31, 1999, as Metallurg accrued approximately $11 million of interest expense on its $100 million aggregate principal amount of 11% Senior Notes due 2007, which were issued in November 1997. Metallurg used a portion of the proceeds from the 11% Senior Notes to retire $39.5 million of the then outstanding 12% Senior-Secured Notes of Metallurg, Inc. due 2007. In the four quarters ended January 31, 1998, Metallurg accrued approximately $4.6 million of interest expense on these 12% Senior-Secured Notes and approximately $2.0 million of interest expense on the 11% Senior Notes. Metallurg did not accrue interest on debt incurred prior to entering Chapter 11 proceedings. As a result, approximately $2.1 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, was not reflected in the quarter ended March 31, 1997.

Income tax provision, net of tax benefits, is as follows (in thousands):

                                           Year                Year
                                           Ended               Ended
                                         January 31,         January 31,
                                            1999                1998
                                          -------             -------
Total current ................            $(5,489)            $(7,825)
Total deferred ...............                701              (1,571)
                                          -------             -------
     Income tax provision, net            $(4,788)            $(9,396)
                                          =======             =======


The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of the statutory Federal income tax rate over foreign tax rates; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.1 million in the year ended January 31, 1999; and (v) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.7 million the year ended January 31, 1999. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods.

Net income decreased from $64.2 million for the four quarters ended January 31, 1998 to $1.9 million for the year ended January 31, 1999. Included in prior year net income is an extraordinary item of $42.2 million, representing primarily the cancellation of debt resulting from the consummation of Metallurg's Reorganization Plan, and a $5.1 million credit, representing the effects of revaluing Metallurg's assets and liabilities under fresh-start reporting. In addition, other income included gains on the sales of Metallurg's New York office building and of certain plant assets of one of Metallurg's German subsidiaries totaling $4.4 million. The decrease in the current year results from reduced gross margins, Merger-related costs and increased interest expenses, is noted above.

RESULTS OF OPERATIONS -- FOUR QUARTERS ENDED JANUARY 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Total revenue for Metallurg decreased from $650.0 million in the year ended December 31, 1996 to $632.6 million in the four quarters ended January 31, 1998, a decrease of 2.7%. Sales attributable to Frankel Metal Company ("FMC"), Metallurg's former titanium scrap processing subsidiary, accounted for a decrease of $10.3 million. Reduced volumes and selling prices for manganese and ferrosilicon products in the U.S., resulting from strong competition and lack of supply at competitive prices, respectively, accounted for a decrease in sales. In addition, sales of low carbon ferrochrome declined as customers slowed down their buying in the quarter ended January 31, 1998. Offsetting this decrease, however, were increased volumes and selling prices for ferrovanadium and ferrotitanium, resulting from a strong steel market. In addition, the installation in 1997 of a new plant for the production of chromium metal in the U.K. contributed to an increase in sales.

Gross margins increased from $83.5 million in the year ended December 31, 1996 to $88.5 million in the four quarters ended January 31, 1998, an increase of 6.0%. Increases in volumes and selling prices of ferrovanadium and ferrotitanium, as discussed above, accounted for much of the increase. Although Metallurg's United Kingdom aluminum powder producing division recorded decreased sales in the four quarters ended January 31, 1998 compared to the year ended December 31, 1996, margins relating to such division increased due to a change in product mix. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in the four quarters ended January 31, 1998 by $1.1 million and increasing gross margin by an equal amount. Gross margins related to ferrosilicon products, however, declined as a result of reduced volumes and selling prices, as discussed above. In aluminum master alloys and compacted products, increased volumes improved production variances and significantly offset a decrease in margins at Metallurg's United Kingdom operations caused by the impact of a strong British pound. Gross margins related to FMC accounted for a further decrease in gross margins of $1.6 million during this period.

SG&A increased from $57.1 million in the year ended December 31, 1996 to $58.6 million in the four quarters ended January 31, 1998, an increase of 2.6%. For the year ended December 31, 1996, SG&A represented 8.8% of Metallurg's sales compared to 9.3% for the four quarters ended January 31, 1998. SG&A increased principally as a result of increased bonus accruals and awards under the Stock Award and Stock Option Plan of Metallurg incurred in connection with the consummation of the Reorganization Plan, additional costs related to the audit of the March 31, 1997 financial statements and the inclusion of an extra month of the holding company's operations.

Operating loss was $11.2 million in the year ended December 31, 1996, compared to operating income of $29.9 million in the four quarters ended January 31, 1998. The loss in 1996 was due principally to an environmental provision of $37.6 million, representing the anticipated future costs of remediation and maintenance of various environmental projects, primarily at Shieldalloy. The improvement resulted from an increase in margins on sales of ferrovanadium, ferrotitanium and aluminum powders due to the strength of the steel, superalloy and chemical industries, partially offset by a decrease in margins on aluminum master alloys and briquettes resulting from a highly competitive marketplace. Operating income for the year ended December 31, 1996 included $1.5 million of environmental expenses related to the operation of the water remediation facility at Shieldalloy's Newfield NJ site. As a result of Metallurg's adoption of SOP 96-1, "Environmental Remediation Liabilities", operating income in the four quarters ended January 31, 1998 does not include such water remediation expenses. In addition, as discussed above, as a result of the change of the holding company's fiscal year, operating income of $29.9 million in the four quarters ended January 31, 1998 included approximately $0.4 million of expenses related to the operations of the holding company for the month of January 1998.

Interest income (expense), net is as follows (in thousands):

                                         Four Quarters          Year
                                            Ended              Ended
                                         January 31,         December 31,
                                            1998                1996
                                            ----                ----
Interest income ..............            $ 4,078             $ 4,516
Interest expense .............             (9,976)             (3,043)
                                          -------             -------
Interest (expense) income, net            $(5,898)            $ 1,473
                                          =======             =======

Interest expense increased in the four quarters ended January 31, 1998, as Metallurg recognized interest expense of $4.6 million on its 12% senior-secured notes through November 1997 and accrued interest expense of $2.0 million on its 11% Senior Notes which were issued in November 1997. As a result of the change in the fiscal year, the four quarters ended January 31, 1998 contain an additional month of interest expense of approximately $0.9 million. Metallurg did not accrue interest on debt incurred prior to entering Chapter 11 proceedings and therefore, approximately $2.1 million and $8.6 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, were not reflected in the four quarters ended January 31, 1998 and the year ended December 31, 1996, respectively.

Income tax provision, net of tax benefits is as follows (in thousands):

                                     Four Quarters         Year
                                        Ended              Ended
                                     January 31,         December 31,
                                        1998                1996
                                        ----                ----
Total current ............            $(7,825)            $(8,504)
Total deferred ...........             (1,571)                 51
                                      -------             -------
Income tax provision, net             $(9,396)            $(8,453)
                                      =======             =======

The differences between the statutory Federal income tax rate and Metallurg's effective rate are principally due to: (i) the excess of foreign tax rates over the statutory Federal income tax rate (ii) certain deductible temporary differences which, in the absence of fresh-start reporting would have generated a deferred tax benefit, have been fully provided for in a valuation allowance,
(iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $2.3 million in the four quarters ended January 31, 1998 and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $2.9 million in the four quarters ended January 31, 1998. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net income was $64.2 million for the four quarters ended January 31, 1998 compared to a loss of $28.5 million for the year ended December 31, 1996 due primarily to an extraordinary item of $42.2 million, representing the cancellation of debt resulting from the consummation of Metallurg's Reorganization Plan, and a $5.1 million credit, representing the effects of revaluing Metallurg's assets and liabilities under fresh-start reporting. Net income for the four quarters ended January 31, 1998 included a loss of approximately $1.2 million related to the operations of Metallurg, Inc. for the month of January 1998. Reorganization expenses for the year ended December 31, 1996 totaled $3.5 million compared to $2.7 million in the four quarters ended January 31, 1998. In the four quarters ended January 31, 1998, other income included gains on the sales of Metallurg's New York office building and of certain plant assets of one of Metallurg's German subsidiaries. In the year ended December 31, 1996, other income included an additional gain on the sale of land in Turkey.


RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Total revenues for Metallurg decreased by 5.7%, from $689.4 million in 1995 to $650.0 million in 1996, due to a significant decrease in prices of certain products, particularly ferrovanadium and ferrotitanium, and a decrease in the availability to Metallurg of raw materials from the former Soviet Union. As described below, worldwide consumption of aluminum was unchanged from 1995, but pricing competition among suppliers adversely affected Metallurg's sales.

Gross margins decreased by 2.8% in 1996 compared to 1995. The price increase of ferrovanadium in the first quarter of 1995 was not repeated in 1996, as quoted prices stayed relatively steady throughout 1996. As a result, margins on vanadium products fell by 45% in 1996, compared to the prior year. Tonnage sales and prices of low carbon ferrochrome continued to improve in 1996 as demand from the expanding aerospace industry increased, resulting in a 20% rise in margins from 1995. Chromium metal margins increased by almost 80% due to price improvements resulting from the strength of the aerospace industry and the closure of an important competitor. Sales of aluminum products fell by 8% and margins by 40%, as LSM declined to compete at some of the very low prices offered by competitors. In the fourth quarter of 1996, a sharp appreciation of sterling by almost 20% against the European currencies also negatively impacted LSM. Gross margins of aluminum products at Metallurg's Brazilian operations fell by 40% as overseas competition cut prices in an effort to penetrate the South American market.

SG&A increased by 8.1% from $52.8 million in 1995 to $57.1 million in 1996 due principally to the restructuring of German operations into a holding company with several operating subsidiaries. In connection with this restructuring, certain personnel who had previously concentrated solely on production aspects of the business became more involved in general management and administrative functions. This resulted in lower costs of production and increased SG&A expenses being reported in 1996. SG&A represented 8.8% of Metallurg's sales in 1996, compared to 7.7% in 1995.

Operating loss was $11.2 million in 1996, compared to operating income of $15.7 million in 1995. The loss in 1996 was principally due to an environmental provision of $37.6 million, representing the anticipated future costs of remediation and maintenance of various environmental projects, primarily at Shieldalloy. In 1995, operating income included a charge of

$11.7 million for a restructuring of Metallurg's principal German subsidiary into separate business units and a restructuring of Metallurg's mining operations in Brazil. In connection with the restructuring of Metallurg's principal German subsidiary into separate business units, certain manufacturing facilities were decommissioned and environmental expenses of $3.6 million were recognized representing the estimated costs of remedial cleanup of the decommissioned areas. Operating income in 1996 also was negatively impacted by the increase in SG&A and decrease in gross margins in 1996, compared to 1995 as described above.

Other expense for 1996 was $6.8 million. The significant items included in this expense consisted of the allowance of additional unsecured prepetition claims of $10.5 million relating to withdrawal by Shieldalloy from a multi-employer pension plan, the settlement of certain environmental claims and additional claims by institutional debtholders. This was partially offset by the gain on the sale in 1996 of a parcel of land owned by Metallurg's Turkish subsidiary.

For the years ended December 31, 1996 and 1995, Metallurg recorded tax provisions of $8.5 million and $8.2 million, respectively, including current foreign tax provisions of $8.1 million, and $8.3 million, respectively, on net foreign income of $25.8 million and $2.7 million, respectively. These foreign tax provisions were calculated on a jurisdiction by jurisdiction basis and resulted from income producing jurisdictions aggregating income of $36.1 million and $27.1 million in the years ended December 31, 1996 and 1995, respectively. Due to domestic losses in 1996 and utilization of net operating loss carryforwards in 1995, no U.S. current tax provisions were recorded in each of the years. Metallurg did not record benefits for foreign operations with losses based on the uncertainty of realization of such benefits.

Net loss was $28.5 million in 1996, compared to net income of $1.7 million in 1995. As discussed above, the principal reasons for this net loss were the environmental provision of $37.6 million and the other expense of $6.8 million, offset partially by $11.7 million in restructuring charges relating to Metallurg's German and Brazilian subsidiaries recorded in 1995.


LIQUIDITY AND FINANCIAL RESOURCES

General. The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. In July 1998, Metallurg Holdings issued the Senior Discount Notes which yielded gross proceeds of $65.2 million, which proceeds were used, in part, to consummate the acquisition of Metallurg, Inc. In November 1997, Metallurg, Inc. issued $100 million principal amount of 11% Senior Notes due 2007, the proceeds of which were used to retire Metallurg, Inc.'s then existing 12% senior-secured notes (approximately $39.5 million), repay certain debt of the UK and German subsidiaries (approximately $20.0 million) and to pay a cash dividend (approximately $20.0 million). The balance of the net proceeds were for general corporate purposes. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least January 31, 2000.

At January 31, 1999, the Company had $38.4 million of cash and cash equivalents and working capital of $167.5 million. Metallurg had $37.3 million in cash and cash equivalents and working capital of $166.2 million, as compared to $43.0 million and $167.8 million, respectively, at January 31, 1998. For the year ended January 31, 1999, Metallurg generated $3.6 million in cash from operations and received proceeds of approximately $1.1 million on the sale of its Luxembourg affiliate. Capital expenditures approximated $15.7 million and in February 1998, Metallurg purchased an additional 5% interest in a Russian magnesium metal producer for approximately $2.0 million.

Credit Facilities and Other Financing Arrangements. Metallurg Holdings is a holding company, and its ability to meet its payment obligations on the Senior Discount Notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries. Metallurg Holdings does not have, and may not in the future have, any material assets other than the common stock of Metallurg, Inc. Metallurg, Inc. and its subsidiaries are parties to various credit agreements, including the Senior Note Indenture and the Revolving Credit Facility (as defined below), which impose substantial restrictions on Metallurg, Inc.'s ability to pay dividends to Metallurg Holdings.

Metallurg, Inc. has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum, (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%), or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the United States. Pursuant to the Revolving Credit Facility, BankBoston, N.A. through its Frankfurt office, is providing up to DM 20.5 million (approximately $12.3 million) of financing to GfE and its subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg, Inc. and the other U.S. borrowers. Outstanding obligations under the Revolving Credit Facility are limited to a borrowing base based on eligible accounts receivable, eligible inventory and certain equipment. To the extent that the outstanding amounts to GfE and its subsidiaries exceed the borrowing base of those companies, a reserve will be established against the U.S. borrowing base. At January 31, 1999, there were no outstanding loans; however, there were $23.8 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility and immaterial amounts outstanding under the German Subfacility. Substantially all of the assets of the U.S. borrowers and guarantors under the Revolving Credit Facility are pledged to secure all of the obligations under the Revolving Credit Facility (including the German Subfacility), and all accounts receivable, inventory, the stock of GfE's subsidiaries and certain other assets are pledged to secure the German Subfacility. The Revolving Credit Facility and the German Subfacility contain various covenants that restrict, among other things, payments of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. The revolving credit agreement, which expires on April 14, 2000, also requires Metallurg, Inc. and certain subsidiaries to comply with various covenants, including the maintenance of minimum levels of quarterly earnings before interest, taxes, depreciation and amortization, as defined in the Indenture ("Adjusted EBITDA"). These companies were required to maintain quarterly Adjusted EBITDA of $1.0 million. For the quarter ended December 31, 1998, Adjusted EBITDA of such companies was a loss of $7.3 million; accordingly, BankBoston waived that requirement of the agreement as of, and for the quarter ended, December 31, 1998 and amended the agreement to eliminate the Adjusted EBITDA quantitative covenants so long as certain other defined cash positions are maintained as prescribed in the agreement.

In August 1998, GfE entered into a term loan with IKB Deutsche Industriebank in the amount of DM 10.0 million (approximately $6.0 million). The loan, which matures in 2008, bears interest at a rate of 4.5% and is secured by certain property of GfE. The GfE group also has unsecured term loans approximating DM
3.0 million (approximately $1.8 million) maturing through 2004 and bearing interest at a weighted average rate of 6%.

LSM has several credit facilities which provide LSM and its subsidiaries with up to pound sterling 7.0 million (approximately $11.6 million) of borrowings, up to pound sterling 3.3 million (approximately $5.5 million) of foreign exchange exposure and up to pound sterling 2.3 million (approximately $3.8 million) for other ancillary banking arrangements including bank guarantees (the "LSM Credit Facility"). Borrowings under the LSM Credit Facility are payable on demand. The facility expires in October 1999 and outstanding loans under the LSM Credit Facility bear interest at the lender's base rate plus 1.0%. At January 31, 1999, there were no outstanding borrowings under the LSM Credit Facility. In 1998, LSM increased a facility for borrowings and foreign exchange exposure to pound sterling 4.0 million (approximately $6.6 million). This facility, which expires in December 1999, is unsecured and borrowings bear interest at a rate of 1% over the bank's base rate. At January 31, 1999, there were no borrowings under these facilities.

On April 11, 1997, LSM entered into a term loan facility with NM Rothschild & Sons Limited in the amount of pound sterling 5.0 million (approximately $8.1 million) (the "LSM Term Loan Facility"), the proceeds of which were used to make a dividend to Metallurg in order to fund the Reorganization Plan.

EWW has committed lines of credit with several banks in the aggregate amount of DM 15.2 million (approximately $9.1 million) which reduce on an annual basis by DM 3.0 million beginning July 1, 1999 and currently bear interest at rates from 7.5% to 8.5%. As of January 31, 1999, there was DM 3.6 million (approximately $2.1 million) outstanding under this facility.

In addition, several of the other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions which vary from company to company. At January 31, 1999, there were $1.0 million of outstanding loans under these local credit facilities.

Metallurg's subsidiaries are, in certain circumstances, subject to restrictions under local law and under their credit facilities that limit their ability to pay dividends to Metallurg.

EWW has a contingent obligation to a German state pension authority which as of January 31, 1999, was DM 1.7 million (approximately $1.0 million). Metallurg expects that EWW will pay approximately DM 0.8 million (approximately $0.5 million) to the pension authority in 1999 in respect of this obligation.

Capital Expenditures. Metallurg invested $15.7 million in capital projects during the year ended January 31, 1999. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs"). Capital expenditures are budgeted to increase significantly over prior year levels to approximately $23.2 million in the year ended January 31, 2000, including $13.8 million of capital investments which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and major repairs of existing facilities, some of which were deferred from earlier periods. Although Metallurg has budgeted these items in the year ended January 31, 2000,

Metallurg has not committed to complete these projects during that period as such commitments are contingent on senior management approval and other conditions. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

Market Risk. Metallurg uses financial instruments to manage the impact of foreign exchange rate changes on earnings and cash flows. Accordingly, Metallurg enters into forward exchange contracts to protect the value of existing foreign currency assets and liabilities and to hedge future foreign currency product costs. Gains and losses on these contracts are offset by the gains and losses on the underlying transactions.

Metallurg uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk here is defined as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% depreciation movement in foreign currency rates could result in a net loss of $3.2 million on Metallurg's foreign currency exchange contracts and a 10% appreciation movement in foreign currency rates could result in a net gain of $2.8 million on Metallurg's contracts. In either scenario, the gain or loss on the forward contract is offset by the gain or loss on the underlying transaction and therefore, has no impact on future earnings and cash flows. Metallurg does not enter into financial instruments for trading or speculative purposes.

Year 2000 Readiness. Metallurg has completed an internal review of its subsidiaries' information technology systems in connection with its assessment of Year 2000 readiness and is in the process of replacing or modifying some of the management and accounting systems at its subsidiaries to upgrade them generally and to make them Year 2000 ready. Metallurg expects to spend between $1.0 million and $2.0 million on these systems changes. Metallurg expects that the information technology systems for all of its subsidiaries will be Year 2000 ready by August 31, 1999, and a substantial percentage has been completed to date. Those systems that are not being replaced are being, or have been, modified by Metallurg personnel to assure that they are Year 2000 ready. Accordingly, no additional cost has been recognized for such internal upgrades. Metallurg is currently assessing whether any of its non-information technology will need to be modified to become Year 2000 ready.

Metallurg has not received written assurances from its significant suppliers and customers to determine the state of their readiness with regard to Year 2000. Metallurg believes that they will be prepared for Year 2000 based on its normal interactions with its customers and suppliers and because of the wide attention that the issue has received. Metallurg has not yet seen the need for contingency plans for the Year 2000 issue, but this need will continue to be monitored as it obtains more information about the state of readiness of its suppliers and customers.

Metallurg presently believes that the Year 2000 issue will not pose significant operational problems for its business systems as it believes that all needed modifications and conversions will be timely made. If any of Metallurg's suppliers or customers do not, or if Metallurg itself does not, successfully deal with the Year 2000 issue, Metallurg could experience delays in receiving or shipping products and in receiving payments. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

The anticipated costs for Metallurg to become Year 2000 ready and the anticipated timing to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including timely performance by third parties who will provide Metallurg with the software for its new systems. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the ability to successfully integrate new business systems with existing operations and similar uncertainties. Some risks of the Year 2000 issue are beyond the control of Metallurg and its suppliers and customers. In particular, Metallurg cannot predict the effect that the Year 2000 issue will have on the general economy.

Environmental Remediation Costs. In 1996, Metallurg elected early adoption of the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the year ended January 31, 1999, Metallurg expended $3.0 million for environmental remediation.

As part of the Reorganization Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of January 31, 1999, had an estimated cost of completion of $40.4 million. Of this amount, approximately $3.6 million is expected to be expended in 1999, $5.7 million in 2000 and $7.4 million in 2001. In addition, Metallurg estimates it will make expenditures of $4.8 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $2.0 million is expected to be expended in 1999, $0.9 million in 2000 and $0.8 million in 2001. These amounts are not included in the calculation of operating income.

Metallurg believes that while its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

Effects of Recently Issued Accounting Standards. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Metallurg is currently evaluating the impact SFAS No. 133 will have on its financial statements.

EFFECTS OF INFLATION

Inflation has not had a significant effect on Metallurg's operations. However, there can be no assurance that inflation will not have a material effect on Metallurg's operations in the future. Metallurg is subject to price fluctuations in its raw materials and products. These fluctuations have affected and will continue to affect Metallurg's results of operations. See "Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following audited consolidated financial statements of Metallurg Holdings, Inc. and Metallurg, Inc. are presented herein, pursuant to the requirements of
Item 8, on the pages indicated below:


METALLURG HOLDINGS, INC.  AND  CONSOLIDATED  SUBSIDIARIES -

Audited Financial Statements:                                                                              PAGE
Report of Independent Accountants - PricewaterhouseCoopers LLP
   for the Period June 10, 1998 (inception) to January 31, 1999 ....................................        28

Statement of Consolidated Operations for the Period June 10, 1998 (inception) to January 31, 1999 ..        29

Consolidated Balance Sheet at January 31, 1999 .....................................................        30

Statement of Consolidated Cash Flows for the Period June 10, 1998 (inception) to January 31, 1999 ..        31

Notes to Consolidated Financial Statements for the Period  June 10, 1998 (inception) to
   January 31, 1999 ................................................................................        32

Selected Quarterly Financial Data (unaudited) for the Period June 10, 1998 (inception)
   to January 31, 1999 .............................................................................        55

AUDITED FINANCIAL STATEMENT SCHEDULE:

Report of Independent Accountants - PricewaterhouseCoopers LLP .....................................        56

Schedule VIII - Valuation and Qualifying Accounts and Reserves .....................................        57


METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES -

AUDITED FINANCIAL STATEMENTS:

Report of Independent Accountants - Pricewaterhouse Coopers LLP
   for the Year Ended January 31, 1999 .............................................................        58

Independent Auditors' Report - Deloitte and Touche LLP
   for the Three Quarters Ended January 31, 1998, the Quarter Ended March 31, 1997
   and the Year Ended December 31, 1996 ............................................................        59

Statements of Consolidated Operations for the Year Ended January 31, 1999,
   the Three Quarters Ended January 31, 1998, the Quarter Ended March 31, 1997
   and the Year Ended December 31, 1996 ............................................................        60

Consolidated Balance Sheets at January 31, 1999, January 31, 1998 and March 31, 1997 ...............        61

Statements of Consolidated Cash Flows for the Year Ended January 31, 1999, the
   Three Quarters Ended January 31, 1998, the Quarter Ended March 31, 1997 and
   the Year Ended December 31, 1996 ................................................................        62

Notes to Consolidated Financial Statements for the Year Ended January 31, 1999,
   the Three Quarters Ended January 31, 1998, the Quarter Ended March 31, 1997
   and the Year Ended December 31, 1996 ............................................................        63

Selected Quarterly Financial Data (unaudited) for the Years Ended January 31, 1999
   and January 31, 1998 ............................................................................        102

AUDITED FINANCIAL STATEMENT SCHEDULE:

Report of Independent Accountants - PricewaterhouseCoopers LLP for the Year Ended January 31, 1999..        103

Schedule VIII - Valuation and Qualifying Accounts and Reserves .....................................        104

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Metallurg Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet as of January 31, 1999 and the related statements of consolidated operations and of consolidated cash flows of Metallurg Holdings, Inc. and its subsidiaries (the "Company") present fairly, in all material respects, the financial position of the Company at January 31, 1999, and the results of its operations and its cash flows for the period June 10, 1998 (inception) to January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
New York, New York
April 23, 1999

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                           For the Period
                                                                           June 10, 1998
                                                                           (inception) to
                                                           Notes          January 31, 1999
                                                           -----          ----------------
Sales .......................................                1               $ 254,161
Commission income ...........................                1                     397
                                                                             ---------
  Total revenue .............................                                  254,558
Cost of sales ...............................                1                 231,675
                                                                             ---------
  Gross margin ..............................                                   22,883

Selling, general, and administrative expenses                                   30,384
Merger-related costs ........................                2                   4,347
                                                                             ---------
  Operating loss ............................                                  (11,848)
Other:
  Other income, net .........................               13                   1,082
  Interest expense, net .....................                9                 (10,322)
                                                                             ---------
Loss before income tax benefit ..............                                  (21,088)
Income tax benefit ..........................               1,11                 5,623
                                                                             ---------
Net loss ....................................                                  (15,465)

Other comprehensive income (loss):
   Foreign currency translation adjustment ..               1,12                    72
   Minimum pension liability adjustment .....                8                     (57)
                                                                             ---------
Comprehensive loss ........................                                  $ (15,450)
                                                                             =========


                See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

--------------------------------------------------------------------------------

                                                                                                           January 31,
                                                                                         Notes                1999
ASSETS
Current Assets:
   Cash and cash equivalents ...............................................                1               $  38,395
   Trade receivables, less allowance  for  doubtful accounts ($1,770) ......                1                  63,745
   Inventories .............................................................               1,5                120,658
   Prepaid expenses and other current assets ...............................                                   16,395
   Assets held for sale ....................................................                1                     711
                                                                                                            ---------
     Total current assets ..................................................                                  239,904
Investments in affiliates ..................................................                1                   5,396
Goodwill ...................................................................               1,6                 98,794
Property, plant and equipment, net .........................................               1,7                 49,018
Other assets ...............................................................                                   21,244
                                                                                                            ---------
     Total .................................................................                                $ 414,356
                                                                                                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt .........................................................                9               $   3,871
   Current portion of long-term debt .......................................                9                   1,074
   Trade payables ..........................................................                                   37,460
   Accrued expenses ........................................................                                   19,309
   Current portion of environmental liabilities ............................               1,14                 6,738
   Taxes payable ...........................................................               11                   3,955
                                                                                                            ---------
     Total current liabilities .............................................                                   72,407
                                                                                                            ---------
Long-term Liabilities:
   Long-term debt ..........................................................                9                 178,885
   Accrued pension liabilities .............................................               1,8                 41,062
   Environmental liabilities, net ..........................................               1,14                35,463
   Other liabilities .......................................................                                    5,556
                                                                                                            ---------
     Total long-term liabilities ...........................................                                  260,966
                                                                                                            ---------
     Total liabilities .....................................................                                  333,373
                                                                                                            ---------

Commitments and Contingencies ..............................................               15

Shareholders' Equity:
Common stock - par value $.01 per share, authorized 30,000 shares, no shares
   issued and outstanding ..................................................               12                      --
Series A Voting Convertible Preferred Stock - par value $.01 per share,
   authorized 10,000 shares, issued and outstanding 5,202.335 shares .......               12                      --
Series B Non-Voting Preferred Stock - par value $.01 per share,
   authorized 10,000 shares, issued and outstanding 4,524 shares ...........               12                      --
Additional paid-in capital .................................................               12                  96,433
Accumulated other comprehensive income .....................................               12                      15
Retained earnings ..........................................................               12                 (15,465)
                                                                                                            ---------
     Total shareholders' equity ............................................                                   80,983
                                                                                                            ---------
     Total .................................................................                                $ 414,356
                                                                                                            =========


                See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)


                                                                            For the Period
                                                                            June 10, 1998
                                                                            (inception) to
                                                                           January 31, 1999
                                                                           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ....................................................               $ (15,465)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Executive stock awards ....................................                     354
   Depreciation and amortization .............................                   7,035
   Gain on sales of assets ...................................                     268
   Interest accretion on Discount Notes ......................                   4,523
   Deferred income taxes .....................................                  (3,021)
   Provision for doubtful accounts ...........................                    (536)
   Environmental payments ....................................                  (2,023)
   Other, net ................................................                    (789)
                                                                             ---------
     Total ...................................................                  (9,654)
 Changes in operating assets and liabilities:
  Decrease in trade receivables ..............................                  35,544
  Decrease in inventories ....................................                   4,799
  Increase in other current assets ...........................                  (3,010)
  Decrease in trade payables and accrued expenses ............                 (33,167)
  Other assets and liabilities, net ..........................                     338
                                                                             ---------
     Net cash used in operating activities ...................                  (5,150)
                                                                             ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment ..................                  (8,687)
 Proceeds from asset sales ...................................                     133
 Cash paid for Metallurg, net of cash acquired ...............                (112,345)
 Other, net ..................................................                  (1,647)
                                                                             ---------
     Net cash used in investing activities ...................                (122,546)
                                                                             ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contribution from Safeguard International ...........                  97,023
 Proceeds from long-term debt ................................                  69,493
 Short-term borrowings, net ..................................                   2,483
 Repayment of long-term debt .................................                  (1,541)
 Other .......................................................                  (1,770)
                                                                             ---------
     Net cash provided by financing activities ...............                 165,688
                                                                             ---------
 Effects of exchange rate changes on cash and cash equivalents                     403
                                                                             ---------
 Net increase in cash and cash equivalents ...................                  38,395
 Cash and cash equivalents-beginning of period ...............                      --
                                                                             ---------
 Cash and cash equivalents-end of period .....................               $  38,395
                                                                             =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for income taxes ..................................               $   7,939
                                                                             =========
 Cash paid for interest ......................................               $  12,372
                                                                             =========


                 See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Metallurg Holdings, a Delaware corporation, was formed on June 10, 1998 and is owned by Safeguard International, an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg.

Metallurg manufactures and sells high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys and chemicals and other metal consuming industries. Metallurg sells more than 500 different products to over 3,000 customers worldwide (primarily in North America and Europe). Metallurg, Inc. and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("Shieldalloy"), emerged from bankruptcy on April 14, 1997.

Basis of Presentation and Consolidation - Metallurg Holdings and Metallurg, Inc. both report on a fiscal year ending January 31. The operating subsidiaries of Metallurg, Inc. report on a calendar year ending December 31. Accordingly, the consolidated financial statements of Metallurg Holdings include the accounts of Metallurg Holdings for the period June 10, 1998 (inception) to January 31, 1999, of Metallurg, Inc. for the period July 13, 1998 to January 31, 1999 (post-Merger) and of Metallurg, Inc.'s operating subsidiaries for the period July 13, 1998 to December 31, 1998 (post-Merger). All material intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company presents all highly liquid instruments, maturing within 30 days or less when purchased, as cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is determined using principally the average cost and specific identification methods.

Assets Held for Sale - Assets held for sale are stated at the lower of cost or estimated net realizable value which, for long-lived assets, is calculated in accordance with SFAS No. 121, as discussed below. Metallurg's Brazilian operating subsidiary adopted a plan to restructure mining and certain other operations in 1995. The remaining carrying amount of assets no longer needed in these operations, and which are being held for sale in 1999, totaled $711,000.

Goodwill - Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired in business combinations, is being amortized on a straight-line basis over 20 years. The Company assesses whether its long-lived assets are impaired, based on an evaluation of undiscounted projected cash flows, whenever significant events or changes occur that might impair recovery of recorded costs through the remaining amortization period. In the event an impairment of long-lived assets is present, the recoverability of goodwill will be assessed.

Investments in Affiliates - Investments in affiliates in which the Company has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method. Investments in which the Company has less than a 20% interest are carried at cost. The Company's investments in affiliates consist primarily of a $3.2 million or 10% interest in Solikamsk Magnesium Works, a Russian magnesium metal producer.

Property and Depreciation - Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line or declining-balance methods over the estimated useful lives of the assets. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Revenue Recognition - Sales represent amounts invoiced to customers by Metallurg and such revenue is recognized when the product is shipped and title to the product passes to the customer. In certain instances, Metallurg arranges sales for which the supplier invoices the customer directly. In such cases, Metallurg receives commission income, which is recognized when the supplier passes title to the customer.

Environmental Remediation Costs - In accordance with SOP No. 96-1, "Environmental Remediation Liabilities", losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are generally not discounted to their present value.

Valuation of Long-Lived Assets - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Income Taxes - The Company uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company does not provide for U.S. Federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries which approximated $40,000,000 at January 31, 1999. These earnings have been invested in facilities and other assets and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their remittance and inclusion in U.S. taxable income. Accordingly, the Company does not provide for U.S. income taxes on foreign currency translation adjustments related to these foreign subsidiaries.

Retirement Plans - Pension costs of Metallurg and its domestic consolidated subsidiaries are funded or accrued currently. Metallurg's foreign subsidiaries maintain separate pension plans for their employees. Such foreign plans are either funded currently or accruals are recorded in the respective balance sheets to reflect pension plan liabilities.

Stock-Based Compensation - Metallurg accounts for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of Metallurg's common stock at the date of grant over the amount an employee must pay to acquire the stock. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" are presented in Note 12.

Foreign Exchange Gains and Losses - Metallurg recognized foreign exchange transaction losses of approximately $192,000 for the period June 10, 1998 (inception) to January 31, 1999. Translation gains and losses resulting from reporting foreign subsidiaries in U.S. dollars are recorded directly to shareholders' equity.

Financial Instruments - Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. Unrealized gains and losses are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions are included in income. Gains and losses on unhedged foreign currency transactions are included in income. Metallurg does not hold or issue financial instruments for trading purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which Metallurg also has other financial relationships. Metallurg is exposed to credit risk generally limited to unrealized gains in such contracts in the event of nonperformance by counterparties of those financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Recently Issued Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.


2. ACQUISITION TRANSACTIONS

On July 13, 1998, Metallurg was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, a Delaware corporation, merging with and into Metallurg, with Metallurg being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg. Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund.

At the time of the Merger, each outstanding share of Metallurg, Inc. common stock, par value $.01 per share, was converted into the right to receive $30 in cash, representing an aggregate cash price of approximately $152,200,000 (including payments for cancellation of compensatory options). Metallurg Holding's purchase of Metallurg was recorded under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The total value of the transaction, including existing indebtedness and environmental, pension and other liabilities, net of cash, was approximately $300,000,000. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $101,500,000 and is being amortized over a period of 20 years. The purchase price allocation is subject to finalization in 1999.

In order to finance the Merger, (i) Safeguard International and certain of its limited partners contributed approximately $97,000,000 of capital to Metallurg Holdings (the "Equity Contribution"); and (ii) Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering (the "Offering") of $121,000,000 aggregate principal amount at maturity of 12-3/4% Senior Discount Notes due 2008 (the "Discount Notes"). As used herein, the term "Acquisition Transactions" means the Equity Contribution, the Offering, the Merger, the Consent Solicitation (as defined herein) and the execution of a supplemental indenture to the indenture governing Metallurg's 11% Senior Notes due 2007 (the "Senior Notes").

In connection with the Merger, Metallurg received the consents (the "Consents Solicitation") of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders".

Merger-related costs of $7,888,000 were incurred, and recorded as expense by Metallurg, in the year ended January 31, 1999 and included (a) $3,541,000 for payments to cancel compensatory stock options; (b) $625,000 in consent fees incurred in order to obtain the one-time waiver of the change of control provisions of the Senior Note Indenture; (c) $2,822,000 for payments made pursuant to existing employment agreements with Metallurg management and (d) $900,000 of other merger-related costs. Metallurg was reimbursed for the compensatory stock option cancellation costs of $3,541,000 by a capital contribution from Safeguard International at the time of the Merger, which amount is included in Metallurg Holdings' acquisition cost. Accordingly, Metallurg Holdings recognized the balance of such costs, totaling $4,347,000, in the post-Merger period ended January 31, 1999.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

PRO FORMA RESULTS (UNAUDITED)

The pro forma information presented herein is based upon the historical financial statements of Metallurg Holdings and Metallurg included elsewhere herein. The pro forma information illustrate the estimated effects of (i) the adoption of fresh-start reporting following the consummation of the Reorganization Plan of Metallurg in March 1997 (ii) the issuance of Senior Notes of Metallurg due 2007 and the application of the proceeds thereto, (iii) the issuance of the 12-3/4% Senior Discount Notes of Metallurg Holdings due 2008 and
(iv) the Merger and the transactions related thereto (collectively, the "Pro Forma Transactions"), as if each of the listed transactions had occurred as of January 1, 1997.

                                           Year          Three Quarters        Quarter
                                           Ended              Ended             Ended
                                        January 31,        January 31,        March 31,
                                           1999               1998               1997
                                           ----               ----               ----
Revenues .......................        $607,169           $476,967           $155,587
Operating income ...............          17,668             18,932              6,016
Net income (loss) ..............          (5,299)            (7,130)             2,674


4.  SEGMENTS AND RELATED INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the period ended January 31, 1999 which changes the way the Company reports information about its reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements.

The financial data of Metallurg Holdings include the accounts of Metallurg Holdings for the period June 10, 1998 (inception) to January 31, 1999, of Metallurg, Inc. for the period July 13, 1998 to January 31, 1999 (post-Merger) and of Metallurg, Inc.'s operating subsidiaries for the period July 13, 1998 to December 31, 1998 (post-Merger). The results of Metallurg Holdings, Inc., the parent holding company, consist primarily of interest expense on the Discount Notes, amortization of acquisition goodwill and deferred debt issuance costs and general overhead expenses. Such costs are reported in the segment "Other" below. Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around its core production facilities in the United States, the United Kingdom and Germany. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties.

Reportable Segments

Shieldalloy: This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium based chemicals used mostly in the steel and petrochemical industries. In addition to its manufacturing operations, Shieldalloy imports and distributes complementary products manufactured by affiliates and third parties.

LSM: This unit is comprised mainly of three production facilities in the UK which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

GfE: This unit is comprised of two production facilities and a sales office in Germany. The Nuremburg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

EWW: This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). See "Notes to Consolidated Financial Statements - 1. Summary of Significant Accounting Policies - Basis of Presentation and Consolidation." Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items, fresh-start adjustments and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. The Company does not allocate general corporate overhead expenses to operating segments.

                                                                                                     Intersegment    Consolidated
                           Shieldalloy       LSM           GfE           EWW            Other        Eliminations        Totals
                           -----------       ---           ---           ---            -----        ------------        ------
FOR THE PERIOD JUNE 10,
  1998 (INCEPTION) TO
  JANUARY 31, 1999
Revenues from external
  customers ..........      $ 70,454       $53,717      $ 46,181       $  6,666       $  77,540              --       $ 254,558
Intergroup revenue ...         2,303        20,311        12,006         12,091          25,087       $ (71,798)             --
Interest income ......           790           114           122             42           1,953          (1,511)          1,510
Interest expense .....            93            36           748             74          12,392          (1,511)         11,832
Depreciation and
  amortization .......           737         1,234         1,155            501           3,408              --           7,035
Income tax provision
  (benefit) ..........        (2,690)          614        (1,107)        (2,014)           (426)             --          (5,623)
Net income (loss) ....        (1,498)        2,501         1,294           (593)        (17,169)             --         (15,465)
Assets ...............        88,601        75,221        43,927         36,148         395,927        (225,468)        414,356
Capital expenditures .         1,441         2,238         2,637            712           1,659              --           8,687

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Metallurg sells its products in over fifty countries. The following full year revenue by country, based on the location of the user, (in thousands) is of the Company and the portion of such revenue arising prior to the Merger date is deducted therefrom.

                                                                  For the period
                                                                   June 10, 1998
                                                                     (inception)
                                                                      to January
                                                                        31, 1999
                                                                       =========
 United States ............................................           $ 206,958
 Germany ..................................................              83,911
 United Kingdom ...........................................              53,974
 Canada ...................................................              37,695
 Sweden ...................................................              28,557
 South Africa .............................................              28,520
 Italy ....................................................              18,029
 Other ....................................................             148,690
 Commission income ........................................                 835
                                                                      ---------

Metallurg revenue for the year
    ended January 31, 1999 ................................             607,169

Elimination of revenue prior to the
    Merger date ...........................................            (352,611)
                                                                      ---------

Metallurg Holdings revenue for
   the period June 10, 1998
    (inception) to January 31, 1999 .......................           $ 254,558
                                                                      =========

The following table presents property, plant and equipment by country based on the location of the assets.

                                                                       January 31,
                                                                          1999
                                                                         -------
United Kingdom .........................................                 $18,260
Germany ................................................                  14,783
United States ..........................................                   8,563
Brazil .................................................                   4,406
Other ..................................................                   3,006
                                                                         -------
   Total ...............................................                 $49,018
                                                                         =======


5. INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

                                                                       January 31,
                                                                          1999
                                                                        --------
Raw materials .........................................                 $ 29,096
Work in process .......................................                    3,249
Finished goods ........................................                   83,116
Other .................................................                    5,197
                                                                        --------
     Total ............................................                 $120,658
                                                                        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

6. GOODWILL

Goodwill represents the excess of the purchase price and related costs over the estimated fair value of the net assets of Metallurg, Inc. acquired by Metallurg Holdings on July 13, 1998. See Notes "1. Summary of Significant Accounting Policies -- Goodwill" and "2. Acquisition Transactions". Goodwill is being amortized on a straight-line basis over 20 years. For the period June 10, 1998 (inception) to January 31, 1999, amortization expense was $2,750,000.


7. PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment are as follows (in thousands):

                                                         January 31,     Estimated
                                                            1999           Lives
                                                           -------        -------
                                                                         (in years)
Land .............................................         $ 2,937
Buildings and leasehold improvements .............          14,872         10-32
Machinery ........................................          33,440          3-17
Office furniture and equipment ...................           4,177          3-17
Transportation equipment .........................           1,981          3-5
Construction in progress .........................           3,529
                                                           -------
   Total .........................................          60,936
Less: accumulated depreciation ...................          11,918
                                                           -------
Property, plant and equipment, net ...............         $49,018
                                                           =======

Depreciation expense related to property, plant and equipment charged to operations for the period June 10, 1998 (inception) to January 31, 1999 was approximately $3,700,000.


8. RETIREMENT PLANS

Metallurg Holdings does not have any benefit plans. The following data represents Metallurg's defined benefit plans for the year ended January 31, 1999.

Metallurg adopted SFAS No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits" in the year ended January 31, 1999. SFAS No. 132 changes current financial disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Defined Benefit Plans

The following table summarizes the changes in benefit obligation and changes in plan assets of Metallurg for the year ended January 31, 1999 (in thousands):

                                                                     January 31,
                                                                        1999
                                                                      ---------
 CHANGE IN BENEFIT OBLIGATION
 Benefit obligation at beginning of year ......................       $ 106,285
 Service cost .................................................           1,970
 Interest cost ................................................           7,104
 Actuarial gain ...............................................          11,339
 Employee contributions .......................................             336
 Benefits paid ................................................          (4,684)
 Foreign currency translation adjustment ......................           3,081
                                                                      ---------
 Benefit obligation at end of year ............................         125,431
                                                                      ---------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ................          77,216
Actual return on plan assets ..................................          14,308
Employer/employee contributions ...............................           1,590
Plan administrative expenses ..................................             (56)
Benefits paid .................................................          (2,397)
 Foreign currency translation adjustment ......................             328
                                                                      ---------
Fair value of plan assets at end of year ......................          90,989
                                                                      ---------


Funded status .................................................         (34,442)
Unrecognized net actuarial loss (gain) ........................           2,773
                                                                      ---------
Accrued benefit cost, net .....................................       $ (31,669)
                                                                      =========


Amounts recognized in the statement of
   financial position consist of:
   Accrued pension liabilities ................................       $ (31,669)
   Adjustment required to recognize minimum liability..........             (57)
                                                                      ---------
Net amount recognized in balance sheet ........................       $ (31,726)
                                                                      =========


                                                                    For the Year
                                                                       Ended
                                                                     January 31,
                                                                        1999
                                                                      ---------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate .................................................      5.5% - 6.5%
Rate of compensation increase .................................      3.0% - 4.5%
Expected return on plan assets ................................      8.0% - 9.0%

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table summarizes the components of net periodic benefit cost (in thousands):


                                                                     For the Year
                                                                         Ended
                                                                      January 31,
                                                                         1999
                                                                       --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ................................................          $  1,970
Interest cost ...............................................             7,104
Expected return on plan assets ..............................           (11,164)
Net amortization and deferral ...............................             4,613
                                                                       --------
Metallurg pension cost for the year ended
   January 31, 1999 .........................................             2,523

Elimination of pension cost prior to the
   Merger date ..............................................            (1,251)
                                                                       --------

Metallurg Holdings pension cost for the
   period June 10, 1998 (inception) to
   January 31, 1999 .........................................          $  1,272
                                                                       ========

Metallurg and its domestic consolidated subsidiaries have defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. The funded status of these plans are as follows (in thousands):

                                                                      January 31,
                                                                         1999
                                                                       --------
Benefit obligation ..........................................          $(19,297)
Plan assets .................................................            20,055
                                                                       --------
   Net ......................................................               758
Unrecognized actuarial gain .................................            (2,681)
Adjustment to recognize minimum liability ...................               (57)
                                                                       --------
  Accrued pension liability .................................          $ (1,980)
                                                                       ========

Metallurg's United Kingdom subsidiary maintains a defined benefit pension plan covering all eligible employees. Substantially all plan assets are invested in listed stocks and bonds. The funded status of this plan is as follows (in thousands):

                                                                     January 31,
                                                                        1999
                                                                       --------
Benefit obligation ......................................              $(67,558)
Plan assets .............................................                70,934
                                                                       --------
   Net ..................................................                 3,376
Unrecognized actuarial loss .............................                 5,454
                                                                       --------
  Prepaid pension cost ..................................              $  8,830
                                                                       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Metallurg's German subsidiaries maintain unfunded defined benefit pension plans covering substantially all eligible employees. The plans had been amended in 1992 in a manner that terminated any credit for future service. These plans were amended in 1998 and accordingly, (i) credit for future service was reinstated, retroactive to January 1, 1993, for certain employees and (ii) benefits were adjusted for cost of living increases not recognized subsequent to 1992. Accrued pension liabilities were $38,576,000 at January 31, 1999.

Other Benefit Plans

Metallurg maintains a discretionary defined contribution profit sharing plan covering substantially all of the salaried employees of Metallurg and its domestic consolidated subsidiaries. The related expense was approximately $104,000 in the period June 10, 1998 (inception) to January 31, 1999.

Balance sheet accruals for pension plans of Metallurg's other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Accrued pension liabilities for these plans were $506,000 at January 31, 1999. Pension expense relating to Metallurg's other foreign subsidiaries' pension plans was $115,000 for the period June 10, 1998 (inception) to January 31, 1999.


9. BORROWINGS

Long-term debt consists of the following (in thousands):

                                                                     January 31,
                                                                         1999
                                                                        --------

Metallurg Holdings -
   12 3/4% senior discount notes ....................................   $ 69,700
                                                                        --------

Metallurg -
   Parent company and domestic subsidiaries:
     11% senior notes ........................................           100,000
                                                                        --------
        Subtotal .............................................           100,000
                                                                        --------

   Foreign subsidiaries:
     Germany .................................................            10,151
     Other ...................................................               108
                                                                        --------
        Subtotal .............................................            10,259
                                                                        --------
   Less: amounts due within one year .........................             1,074
                                                                        --------
      Net ....................................................           109,185
                                                                        --------

      Total long-term debt ...................................          $178,885
                                                                        ========

Metallurg Holdings

At the time of the Merger, Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering of $121,000,000 aggregate principal amount at maturity of Senior Discount Notes due 2008 in a Rule 144A private placement to qualified institutional investors (the "Offering"). In October 1998, Metallurg Holdings completed the exchange of its 12 3/4% Series A Senior Discount Notes due 2008 for an identical face amount of Senior Discount Notes. The Discount Notes will accrete at a rate of 12 3/4%, compounded semi-annually, to July 15, 2003. Cash interest will not accrue or be payable prior to such date. Commencing July 15, 2003, the Senior Discount Notes will accrue cash interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Discount Notes are redeemable at the option of Metallurg Holdings, in whole or in part, at any time on or after July 15, 2003. Prior to July 15, 2001, a maximum of 34% of the Senior Discount Notes may be redeemed with net proceeds of one or more public equity offerings of Metallurg Holdings. The Senior Discount Notes are senior, secured obligations of Metallurg Holdings and rank pari passu in right of payment with all existing and future unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness of Metallurg Holdings. However, the Senior Discount Notes are effectively subordinated to all existing and future liabilities of Metallurg, Inc. and its subsidiaries.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

The Senior Discount Notes are secured by an assignment and pledge to a trustee of (a) all of the outstanding equity interests held by Metallurg Holdings in Metallurg, Inc. and (b) all promissory notes issued from time to time to Metallurg Holdings by Metallurg, Inc. The Indenture contains limitations on, among other things, the ability of Metallurg Holdings to incur indebtedness and enter into certain mergers, consolidations or assets sales. In the period June 10, 1998 (inception) to January 31, 1999, Metallurg Holdings recognized approximately $4,523,000 of interest expense related to the Senior Discount Notes. Other interest expense, including that of Metallurg, totaled $7,309,000 during this period.


Metallurg Holdings is a holding company, and its ability to meet its payment obligations on the Senior Discount Notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries. Metallurg Holdings does not have, and may not in the future have, any material assets other than the common stock of Metallurg. Metallurg, Inc. and its subsidiaries are parties to various credit agreements, including the Senior Note Indenture and the Revolving Credit Facility, which impose substantial restrictions on Metallurg, Inc.'s ability to pay dividends to Metallurg Holdings.


Metallurg, Inc. and Domestic Subsidiaries

In November 1997, Metallurg, Inc. sold the $100,000,000 Senior Notes which mature in 2007 and accrue interest at a rate of 11% per annum, payable semi-annually commencing in June 1998. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 2002. Prior to December 1, 2000, a maximum of 34% of the Senior Notes may be redeemed with net proceeds of one or more public equity offerings of Metallurg. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg on a senior unsecured basis. The Indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, Metallurg is prohibited from making dividends in an amount greater than 50% of its net income under terms of the Indenture.


Pursuant to the Plan, Metallurg, Inc. and Shieldalloy (the "Borrowers") entered into an agreement with certain financial institutions led by BankBoston, N.A., as agent, for a Revolving Credit Facility, in the amount of $40,000,000, to provide working capital and to finance other general corporate purposes. In October 1997, this facility was increased to $50,000,000 and the German Subfacility (as discussed below) was established. Borrowings under this facility bear interest at a rate per annum equal to (i) the Base Rate plus 1% per annum (the Base Rate is the greater of BankBoston N.A.'s base rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months.


Metallurg, Inc. is required to pay a fee of 0.375% per annum on the unused portion of the commitment. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At January 31, 1999, there were no borrowings under this facility; however, outstanding letters of credit approximated $23,789,000. Substantially all assets of the Borrowers are pledged as collateral under this agreement. The revolving credit agreement, which expires on April 14, 2000, prohibits Metallurg, Inc. from making dividends and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum levels of quarterly earnings before interest, taxes, depreciation and amortization, as defined in the Indenture ("Adjusted EBITDA"). These companies were required to maintain quarterly Adjusted EBITDA of $1,000,000. For the quarter ended December 31, 1998, Adjusted EBITDA of such companies was a loss of $7,300,000; accordingly, BankBoston waived that requirement of the agreement as of, and for the quarter ended, December 31, 1998 and amended the agreement to eliminate the Adjusted EBITDA quantitative covenants so long as certain other defined cash positions are maintained as prescribed in the agreement.

Metallurg's Foreign Subsidiaries

Pursuant to the Revolving Credit Facility, BankBoston, N.A., through its Frankfurt office, is providing to GfE and its subsidiaries, up to DM 20,500,000 (approximately $12,300,000) of financing. The German Subfacility is guaranteed by Metallurg, Inc. and the other U.S. borrowers and outstanding obligations are limited to a borrowing base which is based on eligible accounts receivable, eligible inventory and certain equipment. The German Subfacility contains various covenants that restrict, among other things, the payment of dividends, share repurchases, capital expenditures, investments to subsidiaries and borrowings. All accounts receivable, inventory, the stock of GfE's subsidiaries and certain other assets are pledged to secure the German Subfacility.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

At January 31, 1999, borrowings under the German Subfacility were immaterial. Short-term unsecured borrowings of the GfE group with local banks totaled DM 1,200,000 (approximately $700,000) at January 31, 1999. In August 1998, GfE entered into a term loan with IKB Deutsche Industrie Bank in the amount of DM 10,000,000 (approximately $6,000,000). The loan, which matures in 2008, bears interest at a rate of 4.5% and is secured by certain property of GfE. The GfE group also has term loans approximating DM 3,027,000 (approximately $1,800,000) maturing through 2004 and bearing interest at a weighted average rate of 6.0%.

LSM, a United Kingdom subsidiary, has several credit facilities which provide LSM and its subsidiaries up to pound sterling 7,000,000 (approximately $11,600,000) of borrowings, up to pound sterling 3,300,000 (approximately $5,500,000) of foreign exchange exposure and up to pound sterling 2,300,000 (approximately $3,800,000) for other ancillary banking arrangements, including bank guarantees. The facility expires in October 1999 and bears interest at the lender's base rate plus 1.0%. The facility is unsecured and contains restrictions on dividends. In 1998, LSM increased a facility for borrowings and foreign exchange exposure to pound sterling 4,000,000 (approximately $6,600,000). This facility, which expires in December 1999, is unsecured and borrowings bear interest at a rate of 1% over the bank's base rate. At January 31, 1999, there were no borrowings under these facilities.

EWW, a German subsidiary, has committed lines of credit with several banks in the aggregate amount of DM 15,200,000 (approximately $9,100,000). The credit facilities decrease by DM 3,000,000 per year beginning in 1999 and currently bear interest at rates from 7.5% to 8.5%. The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At January 31, 1999, there were DM 3,600,000 (approximately $2,100,000) of borrowings under these agreements. EWW also has a term loan of DM 2,400,000 (approximately $1,400,000) maturing in 2001. The term loan is secured by a mortgage on certain real property and bears interest at 4.5%.

In 1998, EWW borrowed DM 1,500,000 (approximately $900,000) to fund capital additions. The loan, which matures in 2008, bears interest at 4.25%.

Metallurg's other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks. Borrowings under these arrangements aggregated $1,021,000 at January 31, 1999 at a weighted average interest rate of 10.9%.

Interest expense totaled $11,832,000 for the year period June 10 (inception) to January 31, 1999.

The scheduled maturities of long-term debt during the next five years are $1,074,000 in 1999, $989,000 in 2000, $963,000 in 2001, $413,000 in 2002,
$285,000 in 2003 and $227,535,000 thereafter.


10. FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Fair values for investments in affiliates are not readily available.

The aggregate fair value of short-term bank debt approximates its carrying amount because of recent and frequent repricing based on market conditions.

Based on quoted market prices, the fair value of Metallurg Holdings' Senior Discount Notes, issued in July 1998, approximates $40,000,000. Based on quoted market prices, the fair value of Metallurg, Inc.'s $100,000,000 Senior Notes, issued in November 1997, approximates $89,000,000 at January 31, 1999. The carrying amount of other long-term debt approximates fair value.

Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts generally mature within 12 months and are principally unsecured foreign exchange contracts with carefully selected banks.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

The aggregate notional amounts of the contracts outstanding as of January 31, 1999 were approximately $29,800,000 and were predominately denominated in the following currencies: Deutsche Marks, Pounds Sterling and U.S. Dollars. The notional values provide an indication of the extent of Metallurg's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. Unrealized gains on these contracts at January 31, 1999 were approximately $117,000.


11. INCOME TAXES

For financial reporting purposes, income (loss) before income tax provision includes the following components (in thousands):

                                                                    For the Period
                                                                    June 10, 1998
                                                                    (inception) to
                                                                      January 31,
                                                                         1999
                                                                       --------
United States ........................................                 $(24,343)
Foreign ..............................................                    3,255
                                                                       --------
    Total ............................................                 $(21,088)
                                                                       ========

The reconciliation of income tax from continuing operations computed at the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows (in thousands):

                                                               For the Period
                                                                June 10, 1998
                                                               (inception) to
                                                                 January 31,
                                                                    1999
                                                              -----------------
                                                               Tax
                                                             Provision
                                                             (Benefit)   Percent
                                                              -------      ----
Income tax provision at statutory
   rate ..................................................    $(7,170)     34.0%
State and local income taxes, net
   of federal income tax effect ..........................       (202)      1.0
Effect of increase of foreign  valuation allowance and
   differences between U.S. and foreign rates ............     (2,510)     11.9
Foreign dividends ........................................      2,233     (10.6)
Changes in domestic valuation allowance ..................      1,916      (9.1)
Other ....................................................        110      (0.5)
                                                              -------      ----
Total ....................................................    $(5,623)     26.7%
                                                              =======      ====

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

The income tax provision (benefit) represents the following (in thousands):

                                                                    For the Period
                                                                     June 10, 1998
                                                                    (inception) to
                                                                      January 31,
                                                                         1999
                                                                        -------
Current:
U.S. Federal ................................................           $(3,657)
Foreign .....................................................             1,568
State and local .............................................              (513)
                                                                        -------
  Total current .............................................            (2,602)
                                                                        -------
Deferred:
U.S Federal and State .......................................               (50)
Foreign .....................................................            (2,971)
                                                                        -------
   Total deferred ...........................................            (3,021)
                                                                        -------
   Total income tax provision (benefit) .....................           $(5,623)
                                                                        =======

U.S. Federal income tax refunds receivable of $4,180,000 at January 31, 1999 relate primarily to the Federal tax deposits in excess of estimated liabilities and carryback claims related to environmental expenses and net operating losses, are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                      January 31,
                                                                         1999
                                                                       --------
Deferred Tax Assets:
NOL and other credit carryforwards ..............................      $ 41,083
Retirement benefits .............................................        17,366
Environmental liabilities .......................................        13,760
Goodwill ........................................................         7,233
Allowance for doubtful accounts .................................         3,974
Fixed assets ....................................................           307
Other ...........................................................           777
                                                                       --------
         Total deferred assets ..................................        84,500
Deferred tax asset valuation allowance ..........................       (75,000)
                                                                       --------
                                                                          9,500
                                                                       --------

Deferred Tax Liabilities:
Pension credits .................................................        (2,595)
Tax write-offs and reserves .....................................        (2,268)
Fixed assets ....................................................        (1,710)
Inventories .....................................................          (827)
Earnings of foreign subsidiaries expected to be remitted ........            --
Other ...........................................................          (400)
                                                                       --------
         Total deferred tax liabilities .........................        (7,800)
                                                                       --------
         Net deferred tax asset (liability) .....................      $  1,700
                                                                       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

At January 31, 1999, the Company has net operating loss carryforwards relating to domestic operations of approximately $4,953,000 (subject to certain limitations relative to utilization) which expire through 2010 and Alternative Minimum Tax Credit carryforwards of approximately $700,000 which can be carried forward indefinitely. The Company's consolidated foreign subsidiaries have income tax loss carryforwards aggregating approximately $76,973,000, a substantial portion of which relates to German operations which do not expire under current regulations and certain Brazilian operations which partially expire through 2004. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowances at January 31, 1999. However, during the period ended March 31, 1997, the Company determined that a German subsidiary has sufficiently demonstrated the ability to generate earnings and the valuation allowance of $6,032,000 relating to that subsidiary was appropriately reversed. Such benefit from a reduction in valuation allowance was partly offset by a deferred tax provision relating to an adjustment of U.K. pension liabilities. For the year ended January 31, 1999, none of the deferred tax benefit, which amounts to approximately $3,000,000, will result in cash payments in future periods. Included within the deferred tax benefit are the deferred tax effects of certain deferred tax assets for which a corresponding debit has been recorded to "Additional paid-in capital" approximating $1,300,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit has previously been recognized in the amount of $572,000.

The adoption of fresh-start reporting results in an increase of additional paid-in capital, rather than an income tax benefit, as the benefits relating to existing deferred tax assets are recognized.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

12. SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                           Accumulated                  Total
                                                                             Additional      Other        Retained   Shareholders'
                                                        Capital Stock         Paid-In     Comprehensive   Earnings      Equity
                                                      Shares      Amount      Capital        Income       (Deficit)    (Deficit)
                                                    ---------    --------     --------       --------     --------      --------
                                                                        (in thousands, except share and per share amounts)
Issuance of common stock
  at inception .................................          350         --

Cancellation of old common stock and issuance of
  new Preferred Stock at time of the Merger ....    9,352.335          --     $ 97,023                                  $ 97,023

Issuance of Preferred Stock in December, 1998 ..           24                      240                                       240
Net income .....................................           --                                             $(15,465)      (15,465)
Change in translation adjustment ...............           --          --           --       $     72           --            72
Minimum pension liability.......................           --          --           --            (57)          --           (57)
Deferred tax effects of fresh-
start adjustments of Metallurg .................           --          --         (830)            --           --          (830)
                                                    ---------    --------     --------       --------     --------      --------
 Balance at January 31, 1999 ...................    9,726.335          --     $ 96,433       $     15     $(15,465)     $ 80,983
                                                    =========    ========     ========       ========     ========      ========

Metallurg Holdings was formed on June 10, 1998 with 1,000 shares of common stock, par value $.01, authorized. On June 29, 1998, Metallurg Holdings issued 350 such shares. At the time of the Merger, this common stock was cancelled and the total number of shares of all classes of stock which Metallurg Holdings was authorized to issue was changed to 50,000 shares, of which 30,000 shares shall be Common Stock, $.01 par value ("Common Stock") 10,000 shares shall be Series A Voting Convertible Preferred Stock, $.01 par value ("Series A Preferred Stock") and 10,000 shares shall be Series B Non-Voting Preferred Stock, $.01 par value ("Series B Preferred Stock").

In connection with the Merger, 5,202.335 shares of Series A Preferred Stock and 4,500 shares of Series B Preferred Stock were issued. In December 1998, an additional 24 shares of Series B Preferred Stock were issued to investors. At January 31, 1999, no Common Stock was issued and outstanding; however 5,202.335 shares of Series A Preferred Stock and 4,524 shares of Series B Preferred Stock were issued and outstanding.

Total comprehensive loss was $15,450,000 for the period June 10, 1998 (inception) to January 31, 1999.

Stock Compensation Plans

On November 20, 1998, the Board of Directors adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"). Pursuant to Metallurg's ECP, the Compensation Committee of Metallurg's Board awarded to eligible executives and non-employee Board members options to purchase up to 450,000 and 12,500 shares of common stock at an exercise price of $30.00 per share, effective as of November 20, 1998 and January 4, 1999, respectively. Such options have a term of ten years and vest 20% on the date of grant and will vest 20% on each of the first four anniversaries of the date of grant.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

Metallurg has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had Metallurg used the fair value method at the date of grant of the stock options, additional compensation expense of $2,235,000 would have been recorded, resulting in a pro forma net loss of $17,700,000.

The weighted average fair value of Metallurg options granted was $4.83 per share at January 31, 1999. This fair value was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


Expected volatility ..........................................                0%
Expected dividend yield ......................................    Not applicable
Expended life ................................................           4 years
Risk-free interest rate ......................................             4.49%

On April 14, 1997, Metallurg had adopted the Metallurg, Inc. Management Stock Award and Stock Option Plan (the "SASOP"). Certain eligible employees were granted options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997 and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested 33 1/3% on the date of grant and 33 1/3% were to vest on the first and second anniversary of the date of grant. At the time of the Merger, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg. Metallurg recorded compensation expense of $3,541,000, which represented the excess of the $30 per share purchase price over the exercise prices noted above. Metallurg was reimbursed for such stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):

                                                                    For the Period
                                                                     June 10, 1998
                                                                    (inception) to
                                                                      January 31,
                                                                         1999
                                                                        -------
Net loss on asset sales ....................................            $  (269)
Gain on settlement of German lawsuit .......................              1,351
                                                                        -------
   Total ...................................................            $ 1,082
                                                                        =======

In August 1998, one of the Company's German subsidiaries was successful in recovering approximately $1,351,000 of additional proceeds from a government-owned insurance agency representing final settlement for claims under the company's political risk insurance policy related to an investment in the former Zaire.


14. ENVIRONMENTAL LIABILITIES

Shieldalloy operates manufacturing facilities in Newfield, New Jersey and Cambridge, Ohio, which produce alloys and other specialty products. The historical manufacture of several products at the two facilities has resulted in the production of various by-products, which Shieldalloy is obligated to clean up under Federal and state environmental laws and regulations. These clean-up obligations are under the jurisdiction of the United States Environmental Protection Agency, the New Jersey Department of Environmental Protection, the Ohio Environmental Protection Agency, the United States Nuclear Regulatory Commission ("NRC"), the United States Department of Interior and the Ohio Department of Health. The Company has also provided for certain estimated costs associated with its sites in Germany and Brazil.

Total environmental liabilities consist of the following (in thousands):

                                                                       January 31,
                                                                          1999
                                                                         -------
Domestic:
  Shieldalloy - New Jersey .................................             $28,876
  Shieldalloy - Ohio .......................................              11,557
                                                                         -------
                                                                          40,433
Foreign ....................................................               4,832
                                                                         -------
  Total environmental liabilities ..........................              45,265
Less: trust funds ..........................................               3,064
                                                                         -------
  Net environmental liabilities ............................              42,201
Less: current portion ......................................               6,738
                                                                         -------
  Environmental liabilities ................................             $35,463
                                                                         =======

Shieldalloy entered into Administrative Consent Orders ("ACO's") with the State of New Jersey, dated October 5, 1988 and September 5, 1984, under which Shieldalloy, as required, has conducted a remedial investigation and feasibility study ("RI/FS") of alternatives to remedy groundwater contamination at the Newfield facility. The ACO's also require Shieldalloy to evaluate, and where appropriate remediate certain additional environmental conditions pursuant to state laws and regulations. These activities include the closure of nine wastewater lagoons, soil remediation, surface water and sediment clean up, as well as miscellaneous operation and maintenance activities and onsite controls. Metallurg accrued its best estimate of the associated costs with respect to remedial activities at the site which it expects to disburse over the next thirteen years. During 1995, $8,000,000 in a prepetition letter of credit was drawn upon and deposited in a trust fund.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

During the quarter ended March 31, 1997, remaining prepetition letters of credit, in the amount of $8,200,000, were drawn upon and deposited in a trust fund. Subsequently, pursuant to an agreement with the State of New Jersey, Metallurg was permitted to withdraw cash from the environmental trust and substitute letters of credit in an equivalent dollar amount. At January 31, 1999, outstanding letters of credit issued as financial assurances in favor of various environmental agencies total $21,419,000. The costs of providing financial assurance over the term of the remediation activities have been contemplated in the accrued amounts.

As a result of NRC-regulated manufacturing activities, slag piles have accumulated at the Cambridge and Newfield sites which contain low levels of naturally occurring radioactivity. As related production has ceased at the Cambridge location, Shieldalloy required to decommission the slag piles. Shieldalloy obtained approval from the State of Ohio and is currently awaiting approval from the NRC to stabilize and cap the slag piles in situ. As long as production continues at the Newfield location, the NRC will allow the slag pile to remain in place, subject to submission of a conceptual decommissioning plan and financial assurance for implementation of that plan. The Company obligation of the decommissioning plan and financial assurance for implementation of that plan for these sites is partially assured by cash funds held in trust. As a condition precedent to consummation of the Plan, $1,500,000 in a prepetition letter of credit, relating to both the Newfield and Cambridge facilities, was drawn upon and deposited in a trust fund.

In 1987, Shieldalloy purchased the Cambridge manufacturing facility from Foote Mineral Company. Cyprus Foote Mineral Company ("Cyprus Foote") is the successor in interest to Foote. During 1995, Shieldalloy, Cyprus Foote and the State of Ohio entered into a Consent Order for Permanent Injunction (the "Consent Order") under which Shieldalloy and Cyprus Foote agreed to conduct an RI/FS of the Cambridge site and the State of Ohio agreed to review such information on an expedited basis and issue a Preferred Plan setting forth a final remedy for the site. On December 16, 1996, the State of Ohio issued its Preferred Plan and, subsequently, Shieldalloy and Cyprus Foote agreed to perform remedial design and remedial action at the site. These activities include remediation of slag piles, clean up of wetland soils and clean up of on-site and off-site sediments. Pursuant to the Consent Order, Shieldalloy and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, Shieldalloy has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, the Company has accrued its best estimate of associated costs which it expects to substantially disburse over the next five years.

With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide financial assurance of approximately $9,000,000 as required by the State of Ohio and Shieldalloy has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

Metallurg's German subsidiaries have accrued environmental liabilities in the amount of $4,443,000 at January 31, 1999, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $389,000 have been accrued at January 31, 1999, to cover reclamation costs of the closed mine sites.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

15. CONTINGENT LIABILITIES

In addition to environmental matters, which are discussed in Note 14, Metallurg continues defending various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or liquidity. There can be no assurance that existing or future litigation will not result in an adverse judgment against Metallurg which could have a material adverse effect on Metallurg's future results of operations or cash flows.


16. LEASES

Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At January 31, 1999, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

January 31,
2000 ..............................................................       $1,530
2001 ..............................................................        1,365
2002 ..............................................................        1,167
2003 ..............................................................          844
2004 ..............................................................          418
Thereafter ........................................................        3,607
                                                                          ------
Total .............................................................       $8,931
                                                                          ======

Rent expense under operating leases for the period June 10, 1998 (inception) to January 31, 1999 was approximately $885,000.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION

Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc. and MIR (China), Inc. (collectively, the "Guarantors"), wholly-owned domestic subsidiaries of Metallurg, Inc., will fully and unconditionally guarantee on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest in respect of the Senior Notes due 2007. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below:


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)


                                                                    Combined         Combined
                                                   Metallurg,       Guarantor      Non-Guarantor
                                                      Inc.        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                   ---------        ---------        ---------        ---------        ---------
Total revenue ..............................       $  47,264        $ 191,401        $ 460,468        $ (91,964)       $ 607,169
                                                   ---------        ---------        ---------        ---------        ---------
Operating costs and expenses:
   Cost of sales ...........................          43,826          170,762          403,864          (92,591)         525,861

Selling, general and administrative expenses           7,894            9,987           40,757               --           58,638
Merger-related costs .......................           7,888               --               --               --            7,888
                                                   ---------        ---------        ---------        ---------        ---------
Total operating costs and expenses .........          59,608          180,749          444,621          (92,591)         592,387
                                                   ---------        ---------        ---------        ---------        ---------
Operating income (loss) ....................         (12,344)          10,652           15,847              627           14,782
Other:
Other income (expense), net ................             878             (258)           1,188               --            1,808
Interest income (expense), net .............          (9,767)           1,293           (1,396)              --           (9,870)
Equity in earnings of subsidiaries .........          19,755           11,189               --          (30,944)              --
                                                   ---------        ---------        ---------        ---------        ---------
Income before income tax provision .........          (1,478)          22,876           15,639          (30,317)           6,720
Income tax (benefit) provision .............          (3,410)           3,736            4,462               --            4,788
                                                   ---------        ---------        ---------        ---------        ---------
Net income .................................       $   1,932        $  19,140        $  11,177        $ (30,317)       $   1,932
                                                   =========        =========        =========        =========        =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)


            CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 1999
                                 (IN THOUSANDS)


                                                             Combined        Combined
                                                             Guarantor      Non-Guarantor
                                         Metallurg, Inc.   Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            ---------        ---------        ---------        ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents .........       $  25,613        $   1,095        $  16,663        $  (6,078)       $  37,293
  Accounts and notes receivables, net          24,180           28,178           51,373          (40,051)          63,680
  Inventories .......................           9,459           38,405           75,912           (3,118)         120,658
  Assets held for sale ..............              --               --              711               --              711
  Other assets ......................          10,807              105            8,125           (2,989)          16,048
                                            ---------        ---------        ---------        ---------        ---------
     Total current assets ...........          70,059           67,783          152,784          (52,236)         238,390
Investments - intergroup ............         102,102           53,965               --         (156,067)              --
Investments - other .................             304               --            5,092               --            5,396
Property, plant and equipment, net ..           1,016            7,547           40,455               --           49,018
Other assets ........................           5,052           17,179           13,298          (17,216)          18,313
                                            ---------        ---------        ---------        ---------        ---------
     Total ..........................       $ 178,533        $ 146,474        $ 211,629        $(225,519)       $ 311,117
                                            =========        =========        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and current portion
    of long-term debt ...............                                         $  11,023        $  (6,078)       $   4,945
  Accounts and notes payables .......       $   8,952        $  15,078           63,481          (50,051)          37,460
  Accrued expenses ..................           3,100            8,426           14,275               --           25,801
  Other current liabilities .........              --            3,111            3,833           (2,989)           3,955
                                            ---------        ---------        ---------        ---------        ---------
       Total current liabilities ....          12,052           26,615           92,612          (59,118)          72,161
                                            ---------        ---------        ---------        ---------        ---------
Long-term Liabilities:
   Long-term debt ...................         100,000               --            9,185               --          109,185
   Accrued pension liabilities ......             220            1,760           39,082               --           41,062
   Environmental liabilities, net ...              --           32,669            2,794               --           35,463
   Other liabilities ................          18,571               --            4,201          (17,216)           5,556
                                            ---------        ---------        ---------        ---------        ---------
       Total long-term liabilities ..         118,791           34,429           55,262          (17,216)         191,266
                                            ---------        ---------        ---------        ---------        ---------
       Total liabilities ............         130,843           61,044          147,874          (76,334)         263,427
                                            ---------        ---------        ---------        ---------        ---------

Shareholders' Equity:
   Common stock .....................              50            1,227           49,691          (50,918)              50
   Additional paid-in capital .......          45,257           90,867            1,014          (91,881)          45,257
   Cumulative foreign currency
     translation adjustment .........            (388)            (928)          21,345          (20,417)            (388)
   Retained earnings (deficit) ......           2,771           (5,736)          (8,295)          14,031            2,771
                                            ---------        ---------        ---------        ---------        ---------
     Shareholders' equity ...........          47,690           85,430           63,755         (149,185)          47,690
                                            ---------        ---------        ---------        ---------        ---------
           Total ....................       $ 178,533        $ 146,474        $ 211,629        $(225,519)       $ 311,117
                                            =========        =========        =========        =========        =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         FOR YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                                                       Combined
                                                                        Combined         Non-
                                                        Metallurg,     Guarantor       Guarantor
                                                          Inc.        Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                        --------        --------        --------        --------        --------
 Cash Flows from Operating Activities ...........       $(27,297)       $ 13,707        $ 17,207                        $  3,617
                                                        --------        --------        --------        --------        --------

 Cash Flows from Investing Activities:
 Additions to property plant and equipment ......           (133)         (2,310)        (13,239)                        (15,682)
 Proceeds from asset sales ......................          1,135             170             114                           1,419
   Other, net ...................................           (231)             --          (3,670)                         (3,901)
                                                        --------        --------        --------        --------        --------
 Net cash (used in) provided by
 investing activities ...........................            771          (2,140)        (16,795)                        (18,164)
                                                        --------        --------        --------        --------        --------

 Cash Flows From Financing Activities:
 Capital contribution from Safeguard International         3,541              --              --                           3,541
 Intergroup borrowings (repayments) .............         23,822         (11,196)        (12,626)                             --
 Proceeds from long-term debt, net ..............             --              --           4,509                           4,509
 Net short-term debt borrowings .................             --              --           6,710        $ (6,078)            632
 Intergroup dividends received (paid) ...........          8,893              --          (8,893)             --              --
                                                        --------        --------        --------        --------        --------
 Net cash provided by (used in)
 financing activities ...........................         36,256         (11,196)        (10,300)         (6,078)          8,682
                                                        --------        --------        --------        --------        --------
 Effects of exchange rate changes on
 cash and cash equivalents ......................             --              --             155              --             155
                                                        --------        --------        --------        --------        --------
 Net increase (decrease) in cash and
 cash equivalents ...............................          9,730             371          (9,733)         (6,078)         (5,710)
 Cash and cash equivalents-beginning of period ..         15,883             724          26,396              --          43,003
                                                        --------        --------        --------        --------        --------
 Cash and cash equivalents -
 end of period ..................................       $ 25,613        $  1,095        $ 16,663        $ (6,078)       $ 37,293
                                                        ========        ========        ========        ========        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)


                                 (IN THOUSANDS)


                                        1st           2nd           3rd          4th
                                      Quarter       Quarter       Quarter       Quarter        Year
                                     ---------     ---------     ---------     ---------     ---------
PERIOD ENDED JUNE 10, 1998
  (INCEPTION) TO JANUARY 31, 1999
Sales ...........................            -     $   2,274     $ 125,504       126,383     $ 254,161
Gross profit ....................            -           100        15,946         6,837        22,883
Net loss ........................            -        (1,820)       (3,774)       (9,871)      (15,465)

         The management company of Safeguard International was paid a one-time financial advisory fee in 1998 of $2.5 million for services performed, and reimbursed for various expenses incurred, in connection with the acquisition of Metallurg, Inc. See Note "2. Acquisition Transactions." Dr. Schimmelbusch and Messrs. Spector and Holly each received $400,000 of the proceeds from the financial advisory fee in their capacities as members of the management company. Dr. Schimmelbusch and Messrs. Plum, Holly and Spector, all of whom are directors of Holdings, and Mr. Fastuca, an executive officer of Holdings, are directors and/ or officers of various companies that are associated, directly or indirectly, with Safeguard Scientifics, Inc., which has an ownership interest in Safeguard International Fund. Pursuant to these positions, they receive compensation from such entities.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Metallurg Holdings, Inc.

Our audit of the consolidated financial statements referred to in our report dated April 23, 1999 appearing in this Annual Report on Form 10-K also included an audit of Financial Statement Schedule VIII of this Form 10-K. In our opinion, this Financial Statement Schedule VIII presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
April 29, 1999

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



                                       Balance at    Charged to     Charged to                     Balance at
                                        Beginning    Costs and    Other Accounts    Deductions        End
                                        of Period     Expenses     --Describe--    --Describe--    of Period
                                        ---------     --------     ------------    ------------    ---------
DESCRIPTION

FOR THE PERIOD JUNE 10, 1998
(INCEPTION) TO JANUARY 31, 1999
   Accounts receivable allowance
      for doubtful accounts .........      $-0-          $33         $2,306(a)       $(569)(b)       $1,770

NOTES:

(a)   Allowance account value at the time of the Merger.

(b)   Uncollectible accounts written off, less recoveries.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Metallurg, Inc.

In our opinion, the accompanying consolidated balance sheet as of January 31, 1999 and the related statements of consolidated operations and of consolidated cash flows present fairly, in all material respects, the financial position of Metallurg, Inc. and its subsidiaries (the "Company") at January 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated balance sheet of the Company as of January 31, 1998 and March 31, 1997 and the related statements of consolidated operations and consolidated cash flows for the three quarters ended January 31, 1998 (Reorganized Company), the quarter ended March 31, 1997 and the year ended December 31, 1996 (Predecessor Company) were audited by other independent accountants whose report dated April 1, 1998 expressed an unqualified opinion on those statements.


PricewaterhouseCoopers LLP
New York, New York
March 31, 1999

INDEPENDENT AUDITORS' REPORT

Metallurg, Inc.:

We have audited the accompanying consolidated balance sheets of Metallurg, Inc. and consolidated subsidiaries as of January 31, 1998 and March 31, 1997 (Reorganized Company balance sheets) and the related statements of consolidated operations and of consolidated cash flows for the three quarters ended January 31, 1998 (Reorganized Company operations), the quarter ended March 31, 1997 and for the year ended December 31, 1996 (Predecessor Company operations). Our audits also included the financial statement schedule, Schedule VIII - Valuation and Qualifying Accounts and Reserves for the three quarters ended January 31, 1998 and the quarter ended March 31, 1997 (Reorganized Company) and the year ended December 31, 1996 (Predecessor Company), appearing on page 104. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the consolidated financial statements, on April 14, 1997, the U.S. Bankruptcy Court for the Southern District of New York entered an order confirming the Company's plan of reorganization which became effective after the close of business on that day. Accordingly, the accompanying consolidated balance sheets as of January 31, 1998 and March 31, 1997 and the statements of consolidated operations and of consolidated cash flows for the three quarters ended January 31, 1998 have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with the prior periods as described in Notes 1 and 3.

In our opinion, the Reorganized Company's balance sheets present fairly, in all material respects, the financial position of Metallurg, Inc. and consolidated subsidiaries at January 31, 1998 and March 31, 1997 and the results of their consolidated operations and their consolidated cash flows for the three quarters ended January 31, 1998, and the Predecessor Company consolidated financial statements, referred to above, present fairly, in all material respects, the results of their consolidated operations and their consolidated cash flows for the quarter ended March 31, 1997 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1996, the Company elected early adoption of the American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities."




DELOITTE & TOUCHE LLP
New York, New York
April 1, 1998

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)



                                                                        Reorganized Company               Predecessor Company
                                                                     --------------------------        --------------------------
                                                                       Year       Three Quarters        Quarter           Year
                                                                      Ended            Ended            Ended            Ended
                                                                    January 31,      January 31,       March 31,       December 31,
                                                      Notes            1999             1998             1997             1996
                                                    ---------        ---------        ---------        ---------        ---------
Sales .......................................               1        $ 606,334        $ 476,426        $ 155,427        $ 648,816
Commission income ...........................               1              835              541              160            1,186
                                                                     ---------        ---------        ---------        ---------
  Total revenue .............................                          607,169          476,967          155,587          650,002
Cost of sales ...............................               1          525,861          410,033          134,060          566,538
                                                                     ---------        ---------        ---------        ---------
  Gross margin ..............................                           81,308           66,934           21,527           83,464
Selling, general, and
  administrative expenses ...................                           58,638           43,563           15,046           57,103
Environmental expenses ......................               1               --               --               --           37,582
Merger-related costs ........................               2            7,888               --               --               --
                                                                     ---------        ---------        ---------        ---------
  Operating income (loss) ...................                           14,782           23,371            6,481          (11,221)

Other:
Other income (expense), net .................              13            1,808            1,805            3,179           (6,759)
Interest income (expense), net ..............             3,9           (9,870)          (5,653)            (245)           1,473
Reorganization expense ......................               3               --               --           (2,663)          (3,535)
Fresh-start revaluation .....................               3               --               --            5,107               --
                                                                     ---------        ---------        ---------        ---------
Income (loss) before income tax provision and
   extraordinary item .......................                            6,720           19,523           11,859          (20,042)
Income tax provision (benefit) ..............            1,11            4,788           12,459           (3,063)           8,453
                                                                     ---------        ---------        ---------        ---------
Income (loss) before extraordinary
   item .....................................                            1,932            7,064           14,922          (28,495)
Extraordinary item, net of tax ..............             1,3               --             (792)          43,032               --
                                                                     ---------        ---------        ---------        ---------
Net income (loss) ...........................                            1,932            6,272           57,954          (28,495)

Other comprehensive income:
   Foreign currency translation adjustment ..            1,12           (1,004)             673           (1,224)           4,268
   Minimum pension liability adjustment .....                              (57)              --               --               --
                                                                     ---------        ---------        ---------        ---------
  Comprehensive income (loss) ...............                        $     871        $   6,945        $  56,730        $ (24,227)
                                                                     =========        =========        =========        =========

                 See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 January 31,      January 31,      March 31,
                                                                    Notes           1999             1998            1997
                                                                  ---------       ---------        ---------       ---------
ASSETS                                                                                                             (Note 3)
Current Assets:
   Cash and cash equivalents ..............................               1       $  37,293        $  43,003       $  30,340
   Trade receivables, less allowance  for  doubtful
        accounts (1999: $1,770; 1998: $1,700; 1997 $-0-) ..               1          63,680           83,931          94,150
   Inventories ............................................             1,6         120,658          117,589         109,258
   Prepaid expenses and other current assets ..............                          16,048           14,239          16,312
   Assets held for sale ...................................               1             711               --           1,180
                                                                                  ---------        ---------       ---------
     Total current assets .................................                         238,390          258,762         251,240
Investments in affiliates .................................             1,5           5,396            1,610           1,461
Property, plant and equipment, net ........................             1,7          49,018           41,502          38,907
Other assets ..............................................                          18,313           17,912          14,096
                                                                                  ---------        ---------       ---------
     Total ................................................                       $ 311,117        $ 319,786       $ 305,704
                                                                                  =========        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
   Short-term debt ........................................               9       $   3,871        $   2,836       $  13,500
   Current portion of long-term debt ......................               9           1,074            1,180           1,277
   Trade payables .........................................                          37,460           51,308          55,947
   Accrued expenses .......................................                          19,063           24,022          25,351
   Current portion of environmental liabilities ...........            1,14           6,738            6,553           5,270
   Taxes payable ..........................................              11           3,955            5,106           6,579
                                                                                  ---------        ---------       ---------
     Total current liabilities ............................                          72,161           91,005         107,924
                                                                                  ---------        ---------       ---------
Long-term Liabilities:
   Long-term debt .........................................               9         109,185          103,133          51,711
   Accrued pension liabilities ............................             1,8          41,062           38,351          41,090
   Environmental liabilities, net .........................            1,14          35,463           38,527          42,865
   Other liabilities ......................................                           5,556            6,999          12,114
                                                                                  ---------        ---------       ---------
Total long-term liabilities ...............................                         191,266          187,010         147,780
                                                                                  ---------        ---------       ---------
Total liabilities .........................................                         263,427          278,015         255,704
                                                                                  ---------        ---------       ---------

Commitments and Contingencies .............................              15

Shareholders' Equity:
Common stock - 1999: par value $.01 per share, authorized
 10,000,000 shares, issued and outstanding 5,000,000 shares;
 1998 and 1997: par value $.01 per share, authorized
 15,000,000 shares, issued and outstanding 4,956,406 shares              12              50               50              50
Additional paid-in capital ................................              12          45,257           40,209          49,950
Accumulated other comprehensive income ....................              12            (388)             673              --
Retained earnings .........................................                           2,771              839              --
                                                                                  ---------        ---------       ---------
     Total shareholders' equity ...........................                          47,690           41,771          50,000
                                                                                  ---------        ---------       ---------
       Total ..............................................                       $ 311,117        $ 319,786       $ 305,704
                                                                                  =========        =========       =========

                 See notes to consolidated financial statements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)


                                                                       Reorganized Company               Predecessor Company
                                                                    --------------------------        --------------------------
                                                                     Year         Three Quarters       Quarter          Year
                                                                     Ended            Ended             Ended           Ended
                                                                   January 31,      January 31,       March 31,       December 31,
                                                                      1999             1998             1997             1996
                                                                    ---------        ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................       $   1,932        $   6,272        $  57,954        $ (28,495)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Executive stock awards ....................................             750            1,250              500               --
  Extraordinary item, net of taxes ..........................              --               --          (43,032)              --
  Fresh-start revaluation ...................................              --               --           (5,107)              --
  Depreciation and amortization .............................           8,580            5,320            2,143           10,688
  Gain on sales of assets ...................................            (324)          (1,848)          (3,266)          (3,597)
  Reorganization expense, net of payments ...................              --           (4,298)           1,538              894
  Deferred income taxes .....................................            (701)           5,338           (3,767)             (51)
  Provision for doubtful accounts ...........................             109            1,100              162              696
  Environmental payments, net of provision in 1996 ..........          (3,029)          (2,468)            (256)          32,473
   Provision for allowed claims .............................              --               --               --           10,547
  Other, net ................................................           1,856            3,659            3,057            5,961
                                                                    ---------        ---------        ---------        ---------
  Total .....................................................           9,173           14,325            9,926           29,116
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables ....................          22,230            8,791          (20,272)           9,916
(Increase) decrease in inventories ..........................            (975)         (14,853)          (6,120)          14,308
(Increase) decrease in other current assets .................          (1,424)           1,961             (355)          (1,210)
(Decrease) increase in trade payables and accrued expenses ..         (17,253)          (5,650)          18,895            1,412
Decrease in prepetition liabilities .........................              --               --              (39)            (189)
Receipt from environmental trust, net .......................              --               --            5,928               --
Other assets and liabilities, net ...........................          (8,134)          (4,920)          (1,547)          (5,688)
                                                                    ---------        ---------        ---------        ---------
         Net cash provided by (used in) operating activities            3,617             (346)           6,416           47,665
                                                                    ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment ..................         (15,682)          (9,447)          (2,774)          (9,531)
Proceeds from asset sales ...................................           1,419            3,747            4,966            5,806
Other, net ..................................................          (3,901)              14              (25)          (1,294)
                                                                    ---------        ---------        ---------        ---------
         Net cash (used in) provided by investing activities          (18,164)          (5,686)           2,167           (5,019)
                                                                    ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING AND REORGANIZATION ACTIVITIES:
Capital contribution from Safeguard International ...........           3,541               --               --               --
Cash distribution pursuant to Plan of Reorganization ........              --               --          (59,366)              --
Drawdown of prepetition letters of credit ...................              --               --            9,700               --
Proceeds from long-term debt ................................           6,598          100,000            8,100               --
Fees paid to issue long-term debt ...........................              --           (4,000)              --               --
Net borrowing (repayment) of short-term debt ................             632           (9,313)           1,062          (14,709)
Repayment of long-term debt .................................          (2,089)         (48,309)            (487)          (1,408)
Payment of dividends ........................................              --          (19,330)              --               --
                                                                    ---------        ---------        ---------        ---------
    Net cash provided by (used in) financing
    and reorganization activities ...........................           8,682           19,048          (40,991)         (16,117)
                                                                    ---------        ---------        ---------        ---------
Effects of exchange rate changes on cash and cash equivalents             155             (353)            (526)             (83)
                                                                    ---------        ---------        ---------        ---------
Net (decrease) increase in cash and cash equivalents ........          (5,710)          12,663          (32,934)          26,446
Cash and cash equivalents-beginning of period ...............          43,003           30,340           63,274           36,828
                                                                    ---------        ---------        ---------        ---------
Cash and cash equivalents-end of period .....................       $  37,293        $  43,003        $  30,340        $  63,274
                                                                    =========        =========        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes ..................................       $   7,939        $   6,859        $   1,524        $   5,817
                                                                    =========        =========        =========        =========
Cash paid for interest ......................................       $  12,372        $   6,715        $     619        $   3,021
                                                                    =========        =========        =========        =========
Cash paid for reorganization expense ........................       $     186        $   5,423        $   1,125        $   2,641
                                                                    =========        =========        =========        =========

                 See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys and chemicals and other metal consuming industries. Metallurg sells more than 500 different products to over 3,000 customers worldwide (primarily in North America and Europe).

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52.

On July 13, 1998, Metallurg was acquired by a group of institutional co-investors led by Safeguard International Fund, L.P. ("Safeguard International"). Metallurg is now a wholly owned subsidiary of Metallurg Holdings Inc., ("Metallurg Holdings") a Delaware corporation formed on June 10, 1998 by Safeguard International to effect the acquisition. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Plan") of Metallurg, Inc. and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("Shieldalloy") (collectively, the "Debtors"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, Metallurg has reflected the effects of the Plan consummation as of March 31, 1997. As a result of the consummation of the Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", Metallurg was required to report its financial results for the period ended January 31, 1998 in two separate periods. One period contains financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Plan and is referred to as the "Predecessor Company". The other period contains financial statements for the three quarters ended January 31, 1998 for the reorganized Company. The financial statements of Metallurg after consummation of the Plan are not directly comparable to Metallurg's financial statements of prior periods.

Effective April 1, 1997, the reporting period of Metallurg, Inc. was changed from a calendar year ending December 31 to a fiscal year ending January 31 and began reporting the results of its operating subsidiaries, which retained a calendar year-end, on a one-month lag. As a result of this change, the three quarters ended January 31, 1998 include the results of Metallurg, Inc. for the ten months ended January 31, 1998 and the results of its operating subsidiaries for the nine months ended December 31, 1997.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Metallurg presents all highly liquid instruments, maturing within 30 days or less when purchased, as cash equivalents.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Inventories - Inventories are stated at the lower of cost or market. The cost of inventories is determined using principally the average cost and specific identification methods.

Assets Held for Sale - Assets held for sale are stated at the lower of cost or estimated net realizable value which, for long-lived assets, is calculated in accordance with SFAS No. 121, as discussed below. Metallurg's Brazilian operating subsidiary adopted a plan to restructure mining and certain other operations in 1995. The remaining carrying amount of assets no longer needed in these operations, and which are being held for sale in 1999, totaled $711,000. At March 31, 1997, an office building owned by Metallurg's United Kingdom subsidiary, valued at approximately $1,180,000 was held for sale.

Investments in Affiliates - Investments in affiliates in which Metallurg has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method. Investments in which the Company has less than a 20% interest are carried at cost.

Property and Depreciation - In accordance with fresh-start reporting, property, plant and equipment previously stated at cost have been restated to the estimated fair value as of March 31, 1997 and historical accumulated depreciation has been eliminated. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line or declining-balance methods over the estimated useful lives of the assets. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

Revenue Recognition - Sales represent amounts invoiced to customers by Metallurg and such revenue is recognized when the product is shipped and title to the product passes to the customer. In certain instances, Metallurg arranges sales for which the supplier invoices the customer directly ("agency sales"). In such cases, Metallurg receives commission income, which is recognized when the supplier passes title to the customer.

Environmental Remediation Costs - In accordance with SOP No. 96-1, "Environmental Remediation Liabilities", losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are generally not discounted to their present value.

Valuation of Long-Lived Assets - In 1995, Metallurg adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with this standard, Metallurg periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Income Taxes - Metallurg uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Metallurg's assets and liabilities. Metallurg does not provide for U.S. Federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries which approximated $40,000,000, $37,000,000 and $38,000,000 at January 31, 1999, January 31, 1998
and March 31, 1997, respectively.

These earnings have been invested in facilities and other assets and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their remittance and inclusion in U.S. taxable income. Accordingly, Metallurg does not provide for U.S. income taxes on foreign currency translation adjustments related to these foreign subsidiaries.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Retirement Plans - Pension costs of Metallurg and its domestic consolidated subsidiaries are funded or accrued currently. Metallurg's foreign subsidiaries maintain separate pension plans for their employees. Such foreign plans are either funded currently or accruals are recorded in the respective balance sheets to reflect pension plan liabilities.

Stock-Based Compensation - Metallurg accounts for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of Metallurg's common stock at the date of grant over the amount an employee must pay to acquire the stock. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" are presented in Note 12.

Foreign Exchange Gains and Losses - Foreign exchange transaction gains of $618,000, $987,000, $712,000 and $1,853,000 were recorded for the year ended
January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively. Translation gains and losses resulting from reporting foreign subsidiaries in U.S. dollars are recorded directly to shareholders' equity.

Financial Instruments - Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. Unrealized gains and losses are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions are included in income. Gains and losses on unhedged foreign currency transactions are included in income. Metallurg does not hold or issue financial instruments for trading purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which Metallurg also has other financial relationships. Metallurg is exposed to credit risk generally limited to unrealized gains in such contracts in the event of nonperformance by counterparties of those financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

Extraordinary Item - In November 1997, Metallurg recognized an extraordinary charge of $792,000, net of tax of $473,600, as a result of the early retirement of Metallurg's 12% senior-secured notes due 2007 and the United Kingdom subsidiary's term loan due 2000. The notes were redeemed at 103% and 101% of principal amount, respectively, with accrued interest to the date of redemption. In the quarter ended March 31, 1997, Metallurg recognized an extraordinary gain of $43,032,000 net of tax of nil, relating to the discharge of indebtedness at the consummation of the Plan of Metallurg, Inc. and Shieldalloy.

Recently Issued Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Metallurg is currently evaluating the impact SFAS No. 133 will have on its financial statements.

Reclassification - Certain prior year amounts were reclassified to conform to 1999 presentations.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

2.   MERGER

On July 13, 1998, Metallurg was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, a Delaware corporation, merging with and into Metallurg, with Metallurg being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg. Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund.

In connection with the Merger, Metallurg received the consents of 100% of the registered holders of its $100,000,000 Senior Notes to a one-time waiver of the change of control provisions of the Senior Note Indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note Indenture to reflect the post-merger ownership of Metallurg. No other modifications to terms of outstanding debt were affected in this regard. At the time of the Merger, each outstanding share of Metallurg common stock was converted into the right to receive $30 in cash. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings.

Merger-related costs of $7,888,000 were incurred, and recorded as expense by Metallurg, in the year ended January 31, 1999 and included (a) $3,541,000 for payments to cancel compensatory stock options; (b) $625,000 in consent fees incurred in order to obtain the one-time waiver of the change of control provisions of the Senior Note Indenture; (c) $2,822,000 for payments made pursuant to existing employment agreements with Metallurg management and (d) $900,000 of other merger-related costs.

3.   PLAN OF REORGANIZATION AND FRESH-START REPORTING

Costs of administration of the Chapter 11 proceedings approximating $2,663,000 and $3,535,000 were recorded by the Debtors during the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively, and have been included as reorganization expense in the Statements of Consolidated Operations. Those expenses consisted primarily of legal, administration, consulting and other similar expenses.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Condensed financial statements for the Debtors follow (in thousands):


               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                          For the Quarter          For the Year
                                                              Ended                   Ended
                                                             March 31,              December 31,
                                                               1997                     1996
                                                             --------                ---------
Total revenue ................................               $ 56,858                $ 224,572
                                                             --------                ---------
Operating costs and expenses:
  Cost of sales ..............................                 51,630                  208,733
  Selling, general and administrative expenses                  4,942                   14,440
  Environmental expenses .....................                     --                   35,176
                                                             --------                ---------
    Total operating costs and expenses .......                 56,572                  258,349
                                                             --------                ---------
Operating income (loss) ......................                    286                  (33,777)

Other:
  Other income (expense), net ................                 (7,269)                 (21,778)
  Interest (expense) income, net .............                   (239)                   2,775
  Reorganization expense .....................                 (2,663)                  (3,535)
  Fresh-start revaluation ....................                  1,050                       --
  Equity in earnings of subsidiaries .........                 19,367                   28,012
                                                             --------                ---------
Income (loss) before income tax provision and
    extraordinary item .......................                 10,532                  (28,303)
Income tax (benefit) provision ...............                   (211)                     192
                                                             --------                ---------
Income (loss) before extraordinary item ......                 10,743                  (28,495)
Extraordinary item, net of tax ...............                 47,211                       --
                                                             --------                ---------
Net income (loss) ............................               $ 57,954                $ (28,495)
                                                             ========                =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                            CONDENSED BALANCE SHEET

                                                     March 31,
                                                       1997
                                                    ---------
ASSETS
Current Assets:
   Cash and cash equivalents ........               $   9,991
   Accounts and notes receivable, net                  40,796
   Inventories ......................                  36,200
   Other assets .....................                   4,643
                                                    ---------
      Total current assets ..........                  91,630

Property, plant and equipment, net ..                   9,375
Investments - intergroup ............                  64,773
Investments - other .................                     244
Other assets ........................                  (4,177)
                                                    ---------
      Total .........................               $ 161,845
                                                    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Trade payables ...................               $  15,326
   Accrued expenses .................                  16,006
   Other current liabilities ........                     565
                                                    ---------
      Total current liabilities .....                  31,897
                                                    ---------
Long-term Liabilities:
    Long-term debt ..................                  39,461
    Accrued pension liabilities .....                   2,143
    Environmental liabilities, net ..                  36,949
    Other liabilities ...............                   1,395
                                                    ---------
      Total long-term liabilities ...                  79,948
                                                    ---------
         Total liabilities ..........                 111,845
                                                    ---------
Shareholders' Equity:
   Common stock outstanding .........                      50
   Additional paid-in capital .......                  49,950
   Retained earnings ................                      --
                                                    ---------
      Total shareholders' equity ....                  50,000
                                                    ---------
         Total ......................               $ 161,845
                                                    =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

               METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       For the Quarter           For the Year
                                                                            Ended                   Ended
                                                                          March 31,              December 31,
                                                                            1997                    1996
                                                                          --------                --------
Net Cash Flows from Operating Activities ..................               $  5,891                $ 11,723
                                                                          --------                --------
Cash Flows from Investing Activities:
  Additions to property, plant and equipment ..............                 (1,022)                   (679)
  Proceeds from asset sales ...............................                  4,215                     493
  Other, net ..............................................                     --                  (6,192)
                                                                          --------                --------
        Net cash provided by (used in) investing activities                  3,193                  (6,378)
                                                                          --------                --------

Cash Flows from Financing and Reorganization Activities:
  Cash distribution pursuant to Plan of Reorganization ....                (59,366)                     --
  Drawdown of prepetition letters of credit ...............                  9,700                      --
  Intergroup (repayments) borrowings ......................                   (579)                  5,835
  Dividends received ......................................                  9,423                   5,091
                                                                          --------                --------
     Net cash (used in) provided by financing and
        reorganization activities .........................                (40,822)                 10,926
                                                                          --------                --------
Net (decrease) increase in cash and cash equivalents ......                (31,738)                 16,271
Cash and cash equivalents - beginning of period ...........                 41,729                  25,458
                                                                          --------                --------
Cash and cash equivalents - end of period .................               $  9,991                $ 41,729
                                                                          ========                ========

On the Effective Date, claims related to prepetition liabilities and administrative expenses were discharged through distributions of $59,366,000 in cash, the issuance of $39,461,000 of senior-secured notes and 4,706,406 shares of new common stock. The value of the cash and securities distributed was less than the recorded liabilities and the resultant net gain of $47,211,000 was recorded as an extraordinary item, net of tax effects of nil due to statutory exemption and utilization of net operating loss carryforwards. Such net operating loss carryforwards had previously been offset in full by a valuation allowance.

Metallurg was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims. SOP 90-7 required Metallurg to revalue its assets and liabilities to their estimated fair value and to recognize as a reduction of long-term assets the excess of the fair value of its identifiable assets over the total reorganization value of its assets as of the Effective Date. Accordingly, Metallurg's property, plant and equipment and other noncurrent assets were reduced by approximately $5,520,000. In addition, Metallurg's accumulated equity of approximately $4,733,000 and cumulative foreign currency translation adjustment of approximately $14,587,000 were eliminated. As a result of the adjustments made to reflect fresh-start reporting, a pre-tax revaluation credit of $5,107,000 is included in Metallurg's results of operations for the quarter ended March 31, 1997.

The total reorganization value assigned to Metallurg's assets was estimated by calculating projected cash flows before debt service requirements for a three-year period, plus an estimated terminal value of Metallurg calculated using an estimate of normalized operating performance and discount rates ranging from 13.5% to 16.5%. This amount was increased by (i) the estimated net realizable value of assets to be sold and (ii) estimated cash in excess of normal operating requirements.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

The effect of the Plan and the implementation of fresh-start reporting on Metallurg's consolidated balance sheet as of March 31, 1997 were as follows (in thousands):

                                                                Prior to          Effects         Adoption of             Opening
                                                               Joint Plan           of            Fresh-Start             Balance
                                                              Effectiveness    Joint Plan (a)      Reporting               Sheet
                                                              -------------    --------------      ---------               -----
ASSETS
Current Assets:
  Cash and cash equivalents .............................       $  66,670        $ (36,330)                              $ 30,340
  Trade receivables, less allowance for doubtful accounts          94,255             (105)                                94,150
  Inventories ...........................................         109,258               --                                109,258
  Prepaid expenses and other current assets .............          16,382              180        $      (250)(b)          16,312
  Assets held for sale ..................................             341               --                839 (b)           1,180
                                                                ---------        ---------        -----------            --------
    Total current assets ................................         286,906          (36,255)               589             251,240
Investments in affiliates ...............................           2,779               --             (1,318)(c)           1,461
Property, plant and equipment, net ......................          42,348               --             (3,441)(c)          38,907
Other assets ............................................          14,243              614               (761)(c)          14,096
                                                                ---------        ---------        -----------            --------
    Total ...............................................       $ 346,276        $ (35,641)       $    (4,931)           $305,704
                                                                =========        =========        ===========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term debt .......................................       $  13,500                                                $ 13,500
  Current portion of long-term debt .....................           1,277                                                   1,277
  Trade payables ........................................          55,947                                                  55,947
  Accrued expenses ......................................          22,736        $   2,338        $       277(b)           25,351
  Current portion of environmental liabilities ..........           5,270               --                 --               5,270
  Taxes payable .........................................           7,136             (557)                --               6,579
                                                                ---------        ---------        -----------            --------
    Total current liabilities ...........................         105,866            1,781                277             107,924
                                                                ---------        ---------        -----------            --------
Long-term Liabilities:
  Long-term debt ........................................           4,248           47,463                 --              51,711
  Accrued pension liabilities ...........................          39,610           (1,345)             2,825 (b)          41,090
  Environmental liabilities, net ........................          37,495            5,370                 --              42,865
  Other liabilities .....................................          10,293               --              1,821 (b)          12,114
                                                                ---------        ---------        -----------            --------
    Total long-term liabilities .........................          91,646           51,488              4,646             147,780
                                                                ---------        ---------        -----------            --------
Liabilities Subject to Compromise .......................         180,247         (180,247)                --                  --
                                                                ---------        ---------        -----------            --------
    Total liabilities ...................................         377,759         (126,978)             4,923             255,704
                                                                ---------        ---------        -----------            --------

Commitments and Contingencies

Shareholders' Equity (Deficit):
  Common stock ..........................................              20               30                 --                  50
  Additional paid-in capital ............................              --           49,950                 --              49,950
  Cumulative foreign currency translation adjustment ....          14,531               56            (14,587)(d)              --

  Retained (deficit) earnings ...........................         (46,034)          41,301              4,733(d)               --
                                                                ---------        ---------        -----------            --------
    Total shareholders' equity (deficit) ................         (31,483)          91,337             (9,854)             50,000
                                                                ---------        ---------        -----------            --------
      Total .............................................       $ 346,276        $ (35,641)       $    (4,931)           $305,704
                                                                =========        =========        ===========            ========

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

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

4.  SEGMENTS AND RELATED INFORMATION

Metallurg adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the year ended January 31, 1999 which changes the way Metallurg reports information about its reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Information for prior periods presented have been restated in order to conform to the current year presentation.

Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around Metallurg's core production facilities in the United States, the United Kingdom and Germany. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties.

Reportable Segments

Shieldalloy: This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium based chemicals used mostly in the steel and petrochemical industries. In addition to its manufacturing operations, Shieldalloy imports and distributes complementary products manufactured by affiliates and third parties.

LSM: This unit is comprised mainly of three production facilities in the UK which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

GfE: This unit is comprised of two production facilities and a sales office in Germany. The Nuremburg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

EWW: This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Summarized financial information concerning the Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items, fresh-start adjustments and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments.

                                                                                                         Intersegment  Consolidated
                             Shieldalloy       LSM            GfE             EWW           Other        Eliminations      Totals
                             -----------       ---            ---             ---           -----        ------------      ------
FOR THE YEAR
  ENDED JANUARY 31, 1999
Revenues from external
  customers ............      $186,062      $ 119,158       $109,817      $  17,140       $ 174,992                      $ 607,169
Intergroup revenue .....         5,214         52,039         20,382         30,645          55,293       $(163,573)            --
Interest income ........         1,507            286            242            105           4,630          (3,807)         2,963
Interest expense .......           208            614          1,331            120          14,367          (3,807)        12,833
Depreciation and
  amortization.. .......         1,669          2,515          2,433          1,044             919              --          8,580
Income tax provision
  (benefit).............         3,529          1,835            174           (857)            107              --          4,788
Net income .............         7,617          5,301          2,985            429           4,739         (19,139)         1,932
Assets .................        88,601         75,221         43,927         36,148         245,063        (177,843)       311,117
Capital expenditures ...         2,310          4,594          4,560          1,527           2,691              --         15,682

FOR THE THREE QUARTERS
  ENDED JANUARY 31, 1998
Revenues from external
  customers ............      $147,332      $  93,100       $ 65,327      $  14,841       $ 156,367                      $ 476,967
Intergroup revenue .....         3,178         40,016          8,686         27,117          57,491       $(136,488)            --
Interest income ........           841            187             46             40           3,412          (1,909)         2,617
Interest expense .......           230            829          1,020             71           8,029          (1,909)         8,270
Depreciation and
  amortization..........         1,553          1,626          1,039            935             167              --          5,320
Income tax provision ...         2,757          1,630          2,097          2,613           3,362              --         12,459
Extraordinary items ....            --            (82)            --             --            (710)             --           (792)
Net income .............         5,575          5,695          1,380            747           1,953          (9,078)         6,272
Assets .................        91,969         83,711         40,889         37,239         245,230        (179,252)       319,786
Capital expenditures ...         1,086          4,795          1,363            792           1,411              --          9,447

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                                                                                        Intersegment   Consolidated
                                Shieldalloy        LSM           GfE           EWW          Other       Eliminations      Totals
                                -----------        ---           ---           ---          -----       ------------      ------
FOR THE QUARTER
 ENDED MARCH 31, 1997
Revenues from external
   customers ...............     $  51,757      $ 32,621      $ 21,192       $  5,380      $  44,637                     $ 155,587
Intergroup revenue .........           704        12,236         2,445          9,217         18,338      $ (42,940)            --
Interest income ............           808            61             7             24          1,692         (1,131)         1,461
Interest expense ...........           252             8           408             48          2,121         (1,131)         1,706
Depreciation and
  amortization..............           560           470           409            329            375             --          2,143
Income tax provision
  (benefit).................            30         2,998          (428)        (6,176)           513             --         (3,063)
Extraordinary items ........       (16,903)       (1,985)       (1,573)          (420)        63,913             --         43,032
Net income (loss) ..........       (19,700)        1,826        (1,547)         8,999         68,716           (340)        57,954
Assets .....................        85,161        84,885        41,422         40,209        200,408       (146,381)       305,704
Capital expenditures .......           311         1,294           130             94            945             --          2,774
Significant non-cash item:
Fresh start revaluation ....        (4,719)        5,739        (1,040)         1,216          3,911                         5,107

FOR THE YEAR
 ENDED DECEMBER 31, 1996
Revenues from external
   customers ...............     $ 197,057      $125,583      $ 78,988       $ 28,805      $ 219,569                     $ 650,002
Intergroup revenue .........         2,714        41,390        13,112         42,392         49,520      $(149,128)            --
Interest income ............         2,160           209            37            113          5,488         (3,491)         4,516
Interest expense ...........           639           105         2,755            678          2,357         (3,491)         3,043
Depreciation and
  amortization..............         3,016         2,391         2,661          2,526             94             --         10,688
Income tax provision .......           119         1,752           915             --          5,667             --          8,453
Net income (loss) ..........       (40,822)        3,558         8,917         10,574        (26,701)        15,979        (28,495)
Assets .....................       105,260        78,729        64,225         52,154        201,760       (170,502)       331,626
Capital expenditures .......           589         4,593         2,772            754            823             --          9,531
Significant non-cash items:
  Environmental provision ....      33,600            --            --             --             --             --         33,600
  Provision for allowed claims       8,983            --            --             --          1,564             --         10,547


The following table presents revenue by region based on the location of the user of the product.

                                                                       For the
                              For the Year       Three Quarters      For the Quarter       For the Year
                                 Ended               Ended               Ended               Ended
                               January 31,        January 31,          March 31,          December 31,
                                 1999                1998                1997                1996
                                 ----                ----                ----                ----
North America .....            $249,151            $181,042            $ 59,062            $259,526
Europe ............             281,206             223,920              73,051             291,967
Asia ..............              26,057              23,821               7,771              32,441
South America .....               9,602               9,529               3,109              12,976
Other .............              40,318              38,114              12,434              51,906
Commission income .                 835                 541                 160               1,186
                               --------            --------            --------            --------
     Total revenues            $607,169            $476,967            $155,587            $650,002
                               ========            ========            ========            ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Metallurg sells its products in over fifty countries. Information regarding sales by country is not readily available for prior periods. In the year ended January 31, 1999, however, sales by country include:

            United States ...            $206,958
            Germany .........              83,911
            United Kingdom ..              53,974
            Canada ..........              37,695
            Sweden ..........              28,557
            South Africa ....              28,520
            Italy ...........              18,029
            Other ...........             148,690
            Commission income                 835
                                         --------
               Total revenues            $607,169
                                         ========

The following table presents property, plant and equipment by country based on the location of the assets.

                        January 31,        January 31,         March 31,
                           1999               1998               1997
                          -------            -------            -------
United Kingdom            $18,260            $16,265            $12,867
Germany ......             14,783             10,892             11,390
United States               8,563              7,825              7,789
Brazil .......              4,406              2,970              3,225
Other ........              3,006              3,550              3,636
                          -------            -------            -------
Total ........            $49,018            $41,502            $38,907
                          =======            =======            =======

5. INVESTMENT IN AFFILIATES

In February 1998 and in August 1996, Metallurg purchased 5% interests, respectively, in Solikamsk Magnesium Works, a Russian magnesium metal producer, for approximately $2,000,000 and $1,000,000, respectively. Also during March 1998, Metallurg sold its minority investment in Compagnie des Mines et Metaux S.A., a Luxembourg affiliate, for proceeds of approximately $1,100,000, resulting in a gain of approximately $900,000.

In March 1997, Metallurg sold its 50% interest in AMPAL for proceeds approximating book value of $1,200,000.

In December 1996, SMC sold its wholly owned subsidiary, Frankel Metal Company, a processor of titanium scrap, to FMC's management and recorded a net loss on the sale of $460,000.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6.  INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

                          January 31,         January 31,           March 31,
                             1999                1998                1997
                             ----                ----                ----
Raw materials .            $ 29,096            $ 32,938            $ 21,769
Work in process               3,249               1,981               2,330
Finished goods               83,116              77,473              80,500
Other .........               5,197               5,197               4,659
                           --------            --------            --------
     Total ....            $120,658            $117,589            $109,258
                           ========            ========            ========

7. PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment are as follows (in thousands):

                                               January 31,        January 31,         March 31,       Estimated
                                                  1999               1998               1997            Lives
                                                  ----               ----               ----            -----
                                                                                                       (in years)
Land ...............................            $ 2,937            $ 2,899            $ 3,019
Buildings and leasehold improvements             14,872             13,766             13,205            10-32
Machinery ..........................             33,440             22,388             17,729            3-17
Office furniture and equipment .....              4,177              2,797              2,046            3-17
Transportation equipment ...........              1,981              1,844              1,588            3-5
Construction in progress ...........              3,529              3,106              1,320
                                                -------            -------            -------

 Total .............................             60,936             46,800             38,907
Less: accumulated depreciation .....             11,918              5,298                 --
                                                -------            -------            -------
Property, plant and equipment, net .            $49,018            $41,502            $38,907
                                                =======            =======            =======

Depreciation expense related to property, plant and equipment charged to operations for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996 was $7,959,000, $5,320,000, $2,126,000 and $10,621,000, respectively.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8.  RETIREMENT PLANS

Metallurg adopted SFAS No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits" in the year ended January 31, 1999. SFAS No. 132 changes current financial disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Defined Benefit Plans

The following table summarizes the changes in benefit obligation and changes in plan assets for the periods presented (in thousands):


                                                                January 31,           January 31,            March 31,
                                                                   1999                  1998                 1997
                                                                ---------             ---------             --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ............            $ 106,285             $  99,039             $ 96,900
Service cost .......................................                1,970                 1,152                  357
Interest cost ......................................                7,104                 5,096                1,710
Actuarial gain .....................................               11,339                 6,609                6,303
Employee contributions .............................                  336                   326                   --
Benefits paid ......................................               (4,684)               (3,660)              (1,139)
Foreign currency translation adjustment ............                3,081                (2,277)              (5,092)
                                                                ---------             ---------             --------
Benefit obligation at end of year ..................              125,431               106,285               99,039
                                                                ---------             ---------             --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year .....               77,216                66,023               62,763
Actual return on plan assets .......................               14,308                11,176                5,684
Employer/employee contributions ....................                1,590                 1,620                   --
Plan administrative expenses .......................                  (56)                  (47)                  (5)
Benefits paid ......................................               (2,397)               (1,966)                (332)
Foreign currency translation adjustment ............                  328                   410               (2,087)
                                                                ---------             ---------             --------
Fair value of plan assets at end of year ...........               90,989                77,216               66,023
                                                                ---------             ---------             --------

Funded status ......................................              (34,442)              (29,069)             (33,016)
Unrecognized net actuarial loss (gain) .............                2,773                  (659)                  --
                                                                ---------             ---------             --------
Accrued benefit cost, net ..........................            $ (31,669)            $ (29,728)            $(33,016)
                                                                =========             =========             ========
Amounts recognized in the statement of financial
  position consist of:
  Accrued pension liabilities ......................            $ (31,669)            $ (29,728)            $(33,016)
  Adjustment required to recognize minimum liability                  (57)                   --                   --
                                                                ---------             ---------             --------
Net amount recognized in balance sheet .............            $ (31,726)            $ (29,728)            $(33,016)
                                                                =========             =========             ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                                     For the Year      For the Three    For the Quarter   For the Year
                                                        Ended         Quarters Ended         Ended            Ended
                                                     January 31,       January 31,          March 31,      December 31,
                                                         1999              1998               1997             1996
                                                         ----              ----               ----             ----
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate .................................        5.5% - 6.5%      6.0% - 7.5%      6.0% - 8.5%       6.0% - 8.5%
Rate of compensation increase .................        3.0% - 4.5%      3.0% - 6.0%      3.0% - 6.5%       3.0% - 6.5%
Expected return on plan assets ................        8.0% - 9.0%      7.5% - 9.0%      7.5% - 9.0%       7.5% - 9.0%

The following table summarizes the components of net periodic benefit cost (in thousands):


COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ..................................       $  1,970         $  1,152       $     357          $ 1,447
Interest cost .................................          7,104            5,096           1,710            6,499
Expected return on plan assets ................        (11,164)         (10,803)         (1,978)          (5,660)
Net amortization and deferral .................          4,613            6,807           1,204            1,075
                                                      --------         --------        --------         --------
Net periodic benefit cost .....................       $  2,523         $  2,252        $  1,293         $  3,361
                                                      ========         ========        ========         ========

Metallurg and its domestic consolidated subsidiaries have defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. The funded status of these plans are as follows (in thousands):


                                                      January 31,     January 31,      March 31,
                                                         1999            1998             1997
                                                         ----            ----             ----
Benefit obligation ............................       $(19,297)        $(17,071)       $(16,489)
Plan assets ...................................         20,055           17,543          14,346
                                                      --------         --------        --------
   Net ........................................            758              472          (2,143)
Unrecognized actuarial gain ...................         (2,681)          (2,555)             --
Adjustment to recognize minimum liability                  (57)              --              --
                                                      --------         --------        --------
   Accrued pension liability ..................       $ (1,980)        $ (2,083)       $ (2,143)
                                                      ========         ========        ========

Metallurg's United Kingdom subsidiary maintains a defined benefit pension plan covering all eligible employees. Substantially all plan assets are invested in listed stocks and bonds. The funded status of this plan is as follows (in thousands):

                                                     January 31,      January 31,       March 31,
                                                        1999             1998             1997
                                                        ----             ----             ----
Benefit obligation ............................       $(67,558)        $(53,331)       $(44,022)
Plan assets ...................................         70,934           59,673          51,677
                                                      --------         --------         -------
   Net ........................................          3,376            6,342           7,655
Unrecognized actuarial loss                              5,454            1,896              --
                                                      --------         --------        --------
   Prepaid pension cost .......................       $  8,830         $  8,238        $  7,655
                                                      ========         ========        ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Metallurg's German subsidiaries maintain unfunded defined benefit pension plans covering substantially all eligible employees. The plans had been amended in 1992 in a manner that terminated any credit for future service. These plans were amended in 1998 and accordingly, (i) credit for future service was reinstated, retroactive to January 1, 1993, for certain employees and (ii) benefits were adjusted for cost of living increases not recognized subsequent to 1992. Accrued pension liabilities were $38,576,000, $35,883,000 and $38,528,000 at January 31,
1999, January 31, 1998 and March 31, 1997, respectively.

Other Benefit Plans

Metallurg maintains a discretionary defined contribution profit sharing plan covering substantially all of the salaried employees of Metallurg and its domestic consolidated subsidiaries. The related expense was $207,000, $165,000, $62,000 and $229,000 in the year ended January 31, 1999, the three quarters ended January 31,1998, the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively.

Balance sheet accruals for pension plans of Metallurg's other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Accrued pension liabilities for these plans were $506,000, $385,000 and $419,000 at January 31, 1999, January 31, 1998 and
March 31, 1997, respectively. Pension expense relating to Metallurg's other foreign subsidiaries' pension plans was $213,000, $353,000, $96,000 and $228,000 for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996.

Metallurg maintained certain non-qualified retirement benefit arrangements for certain individuals. Pension expense relating to certain of those arrangements was $300,000 in the year ended December 31, 1996. No expense was recorded for these arrangements subsequent to 1996.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

BORROWINGS

Long-term debt consists of the following (in thousands):

                                                     January 31,        January 31,         March 31,
                                                       1999                1998               1997
                                                       ----                ----               ----
Parent company and domestic subsidiaries:
  11% senior notes ......................            $100,000            $100,000
  12% senior-secured notes ..............                  --                  --            $39,461
                                                     --------            --------            -------
     Subtotal ...........................             100,000             100,000             39,461
                                                     --------            --------            -------
Foreign subsidiaries:
  Germany ...............................              10,151               4,123              5,133
  United Kingdom ........................                  --                  --              8,100
  Other .................................                 108                 190                294
                                                     --------            --------            -------
     Subtotal ...........................              10,259               4,313             13,527
                                                     --------            --------            -------
Less: amounts due within one year .......               1,074               1,180              1,277
                                                     --------            --------            -------
      Total long-term debt ..............            $109,185            $103,133            $51,711
                                                     ========            ========            =======

Metallurg, Inc. and Domestic Subsidiaries

In November 1997, Metallurg, Inc. sold the $100,000,000 Senior Notes which mature in 2007 and accrue interest at a rate of 11% per annum, payable semi-annually commencing in June 1998. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, at any time on or after December 2002. Prior to December 1, 2000, a maximum of 34% of the Senior Notes may be redeemed with net proceeds of one or more public equity offerings of Metallurg. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis. The Indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, Metallurg, Inc. is prohibited from making dividends in an amount greater than 50% of its net income under terms of the Indenture.

Pursuant to the Plan, Metallurg, Inc. and Shieldalloy (the "Borrowers") entered into an agreement with certain financial institutions led by BankBoston, N.A., as agent, for a revolving credit facility (the "Revolving Credit Facility"), in the amount of $40,000,000, to provide working capital and to finance other general corporate purposes. In October 1997, this facility was increased to $50,000,000 and the German Subfacility (as discussed below) was established. Borrowings under this facility bear interest at a rate per annum equal to (i) the Base Rate plus 1% per annum (the Base Rate is the greater of BankBoston N.A.'s base rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months.

Metallurg, Inc. is required to pay a fee of 0.375% per annum on the unused portion of the commitment. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At January 31, 1999, there were no borrowings under this facility; however, outstanding letters of credit approximated $23,789,000. Substantially all assets of the Borrowers are pledged as collateral under this agreement. The revolving credit agreement, which expires on April 14, 2000, prohibits Metallurg, Inc. from making dividends and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum levels of quarterly earnings before interest, taxes, depreciation and amortization, as defined in the Indenture ("Adjusted EBITDA"). These companies were required to maintain quarterly Adjusted EBITDA of $1,000,000. For the quarter ended December 31, 1998, Adjusted EBITDA of such companies was a loss of $7,300,000; accordingly, BankBoston waived that requirement of the agreement as of, and for the quarter, ended December 31, 1998 and amended the agreement to eliminate the Adjusted EBITDA quantitative covenants so long as certain other defined cash positions are maintained as prescribed in the agreement.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

At September 2, 1993 (the "Petition Date"), the Debtors were in default of certain provisions of certain debt agreements. With minor exceptions, repayment of the amounts outstanding at that date had been deferred pursuant to the Chapter 11 proceedings. Subsequent to the Chapter 11 filings, the Debtors did not accrue interest on any of these obligations, except for secured debt, incurred on or before the Petition Date. Contractual interest on these unsecured obligations approximated $2,136,000 and $8,600,000 in excess of interest expense reflected in the Statements of Consolidated Operations for the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively.

Foreign Subsidiaries

Pursuant to the Revolving Credit Facility, BankBoston, N.A., through its Frankfurt office, is providing to GfE and its subsidiaries, up to DM 20,500,000 (approximately $12,300,000) of financing (the "German Subfacility"). The German Subfacility is guaranteed by Metallurg, Inc. and the other U.S. borrowers and outstanding obligations are limited to a borrowing base which is based on eligible accounts receivable, eligible inventory and certain equipment. The German Subfacility contains various covenants that restrict, among other things, the payment of dividends, share repurchases, capital expenditures, investments in subsidiaries and borrowings. All accounts receivable, inventory, the stock of GfE's subsidiaries and certain other assets are pledged to secure the German Subfacility. At January 31, 1999, borrowings under the German Subfacility were immaterial. Short-term unsecured borrowings of the GfE group with local banks totaled DM 1,200,000 (approximately $700,000) at January 31, 1999. In August 1998, GfE entered into a term loan with IKB Deutsche Industrie Bank in the amount of DM 10,000,000 (approximately $6,000,000). The loan, which matures in 2008, bears interest at a rate of 4.5% and is secured by certain property of GfE. The GfE group also has term loans approximating DM 3,027,000 (approximately $1,800,000) maturing through 2004 and bearing interest at a weighted average rate of 6.0%.

LSM, a United Kingdom subsidiary, has several credit facilities which provide LSM and its subsidiaries up to pound sterling 7,000,000 (approximately $11,600,000) of borrowings, up to pound sterling 3,300,000 (approximately $5,500,000) of foreign exchange exposure and up to pound sterling 2,300,000 (approximately $3,800,000) for other ancillary banking arrangements, including bank guarantees. The facility expires in October 1999 and bears interest at the lender's base rate plus 1.0%. The facility is unsecured and contains restrictions on dividends. In 1998, LSM increased a facility for borrowings and foreign exchange exposure to pound sterling 4,000,000 (approximately $6,600,000). This facility, which expires in December 1999, is unsecured and borrowings bear interest at a rate of 1% over the bank's base rate. At January 31, 1999, there were no borrowings under these facilities.

EWW, a German subsidiary, has committed lines of credit with several banks in the aggregate amount of DM 15,200,000 (approximately $9,100,000). The credit facilities decrease by DM 3,000,000 per year beginning in 1999 and currently bear interest at rates from 7.5% to 8.5%. The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At January 31, 1999, there were DM 3,600,000 (approximately $2,100,000) of borrowings under these agreements. EWW also has a term loan of DM 2,400,000 (approximately $1,400,000) maturing in 2001. The term loan is secured by a mortgage on certain real property and bears interest at 4.5%.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

In 1998, EWW borrowed DM 1,500,000 (approximately $900,000) to fund capital additions. The loan, which matures in 2008, bears interest at 4.25%.

Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks. Borrowings under these arrangements aggregated $1,021,000 at January 31, 1999 at a weighted average interest rate of 10.9%.

Interest expense totaled $12,833,000, $8,270,000, $1,706,000 and $3,043,000 for
the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996.

The scheduled maturities of long-term debt during the next five years are $1,074,000 in 1999, $989,000 in 2000, $963,000 in 2001, $413,000 in 2002,
$285,000 in 2003 and $106,535,000 thereafter.

10. FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Fair values for investments in affiliates are not readily available.

The aggregate fair value of short-term bank debt approximates its carrying amount because of recent and frequent repricing based on market conditions.

Based on quoted market prices, the fair value of Metallurg, Inc.'s $100,000,000 Senior Notes, issued in November 1997, approximates $89,000,000 and $103,700,000 at January 31, 1999 and 1998, respectively. The carrying amount of other long-term debt approximates fair value.

Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts generally mature within 12 months and are principally unsecured foreign exchange contracts with carefully selected banks. The aggregate notional amounts of the contracts outstanding as of January 31, 1999, January 31, 1998 and March 31, 1997 were approximately $29,800,000,
$44,200,000 and $42,000,000, respectively. These contracts are predominately denominated in the currencies: Deutsche Marks, Pounds Sterling and U.S. Dollars. The notional values provide an indication of the extent of Metallurg's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. Unrealized gains on these contracts at January 31, 1999, January 31, 1998 and March 31, 1997 were approximately $117,000, $231,000 and $1,493,000, respectively.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

11. INCOME TAXES

For financial reporting purposes, income (loss) before income tax provision and extraordinary item includes the following components (in thousands):

                          For the Year             For the Three       For the Quarter        For the Year
                             Ended                Quarters Ended           Ended                 Ended
                           January 31,              January 31,           March 31,            December 31,
                              1999                    1998                  1997                  1996
                            --------                -------               -------               --------
United States               $ (9,546)               $ 3,871               $ 1,472               $(45,882)
Foreign .....                 16,266                 15,652                10,387                 25,840
                            --------                -------               -------               --------
    Total ...               $  6,720                $19,523               $11,859               $(20,042)
                            ========                =======               =======               ========

The reconciliation of income tax from continuing operations computed at the U.S. Federal statutory tax rate to Metallurg's effective tax rate is as follows (in thousands):

                                                            For the Three
                                      For the Year             Quarters             For the Quarter          For the Year
                                          Ended                 Ended                    Ended                   Ended
                                     January 31, 1999         January 31, 1998        March 31, 1997           December 31, 1996
                                    ----------------------------------------------------------------------------------------------
                                       Tax                     Tax                     Tax                      Tax
                                    Provision               Provision                Provision               Provision
                                    (Benefit)   Percent     (Benefit)    Percent     (Benefit)    Percent     (Benefit)    Percent
                                    ---------   -------     ---------    -------     ---------    -------     ---------    -------
Income tax provision at
   statutory rate ...............    $ 2,285      34.0%      $  6,833      35.0%      $  4,032      34.0%      $ (6,814)     34.0%
State and local income taxes, net
   of Federal income tax effect..        346       5.1            163       0.8             86       0.7            280      (1.4)
Effect of net increase of
  foreign valuation allowance
  and differences between U.S.
  and foreign rates .............     (1,085)    (16.2)         5,190      26.6         (6,886)    (58.1)          (757)      3.8
Foreign dividends, less benefit
  of foreign tax credit .........      3,254      48.4            185       0.9             --        --             --        --
Changes in domestic
   valuation allowance ..........        290       4.3             --        --           (500)     (4.2)        15,600     (77.8)
Other ...........................       (302)     (4.4)            88       0.5            205       1.7            144      (0.7)
                                     -------      ----       --------      ----       --------      ----       --------      ----
Total ...........................    $ 4,788      71.2%      $ 12,459      63.8%      $ (3,063)    (25.9%)     $  8,453     (42.1%)
                                     =======      ====       ========      ====       ========      ====       ========      ====

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

The income tax provision (benefit) represents the following (in thousands):

                                                   For the Year          For the Three       For the Quarter       For the Year
                                                      Ended             Quarters Ended           Ended                 Ended
                                                    January 31,            January 31,          March 31,            December 31,
                                                       1999                  1998                 1997                  1996
                                                     -------               -------              -------               -------
Current:
U.S. Federal ..........................              $  (340)              $   600
Foreign ...............................                5,512                 6,270              $   573               $ 8,080
State and local .......................                  317                   251                  131                   424
                                                     -------               -------              -------               -------
  Total current .......................                5,489                 7,121                  704                 8,504
                                                     -------               -------              -------               -------
Deferred:
U.S Federal and state .................                  366                   940                  160                    --
Foreign ...............................               (1,067)                4,398               (3,927)                  (51)
                                                     -------               -------              -------               -------
   Total deferred .....................                 (701)                5,338               (3,767)                  (51)
                                                     -------               -------              -------               -------
   Total income tax provision (benefit)              $ 4,788               $12,459              $(3,063)              $ 8,453
                                                     =======               =======              =======               =======

U.S. Federal income tax refunds receivable of $4,180,000, $2,070,000 and $1,043,000 at January 31, 1999, January 31, 1998, and March 31, 1997,
respectively, relate primarily to the Federal tax deposits in excess of estimated liabilities and carryback claims related to environmental expenses and net operating losses, and are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Metallurg's deferred tax assets and liabilities are as follows (in thousands):

                                                                January 31,      January 31,        March 31,
                                                                    1999             1998             1997
Deferred Tax Assets:
  NOL and other credit carryforwards .....................        $ 40,957         $ 37,295         $ 39,160
  Retirement benefits ....................................          17,366           17,193           18,359
  Environmental liabilities ..............................          13,760           16,090           16,976
  Goodwill ...............................................           7,233            6,574            7,188
  Allowance for doubtful accounts ........................           2,302            3,646            2,762
  Fixed assets ...........................................             307              309            1,848
  Other ..................................................             775            1,393            3,907
                                                                  --------         --------         --------
    Total deferred assets ................................          82,700           82,500           90,200
Deferred tax asset valuation allowance ...................         (73,200)         (72,300)         (76,400)
                                                                  --------         --------         --------
                                                                     9,500           10,200           13,800
                                                                  --------         --------         --------

Deferred Tax Liabilities:
  Pension credits ........................................          (2,595)          (2,549)          (2,968)
  Tax write-offs and reserves ............................          (2,268)          (1,790)          (3,339)
  Fixed assets ...........................................          (1,710)          (2,827)          (2,088)
  Inventories ............................................            (827)          (1,461)            (712)
  Earnings of foreign subsidiaries expected to be remitted              --               --             (558)
  Other ..................................................            (400)          (1,673)          (1,835)
                                                                  --------         --------         --------
    Total deferred tax liabilities .......................          (7,800)         (10,300)         (11,500)
                                                                  --------         --------         --------
      Net deferred tax asset (liability) .................        $  1,700         $   (100)        $  2,300
                                                                  ========         ========         ========

At January 31, 1999, Metallurg has net operating loss carryforwards relating to domestic operations of approximately $4,637,000 (subject to certain limitations relative to utilization) which expire through 2010 and Alternative Minimum Tax Credit carryforwards of approximately $700,000 which can be carried forward indefinitely. Metallurg, Inc.'s consolidated foreign subsidiaries have income tax loss carryforwards aggregating approximately $76,973,000, a substantial portion of which relates to German operations which do not expire under current regulations and certain Brazilian operations which partially expire through 2004. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowances at January 31, 1999. However, during the period ended March 31, 1997, Metallurg determined that a German subsidiary has sufficiently demonstrated the ability to generate earnings and the valuation allowance of $6,032,000 relating to that subsidiary was appropriately reversed. Such benefit from a reduction in valuation allowance was partly offset by a deferred tax provision relating to an adjustment of U.K. pension liabilities. Included within the deferred tax benefit are the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $700,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit has previously been recognized in the amount of $130,000.

The adoption of fresh-start reporting results in an increase of additional paid-in capital, rather than an income tax benefit, as the benefits relating to existing deferred tax assets are recognized.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

12. SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                        Accumulated                     Total
                                                                          Additional      Other         Retained     Shareholders'
                                                  Common Stock             Paid-In     Comprehensive    Earnings        Equity
                                              Shares         Amount        Capital        Income        (Deficit)      (Deficit)
                                            ----------     ----------     ----------     ----------     ----------     ----------
                                                              (in thousands, except share and per share amounts)
PREDECESSOR COMPANY:
Balance at December 31, 1995 ............        2,005     $       20                    $   11,487     $  (29,459)    $  (17,952)
  Net loss ..............................           --             --                            --        (28,495)       (28,495)
  Change in translation adjustment ......           --             --                         4,268             --          4,268
                                            ----------     ----------                    ----------     ----------     ----------
Balance at December 31, 1996 ............        2,005             20                        15,755        (57,954)       (42,179)
Net income (excluding effects of
  the consummation) .....................           --             --                            --         11,920         11,920
  Change in translation adjustment ......           --             --                        (1,224)            --         (1,224)
Issuance of new common stock and
consummation adjustments ................    4,954,401             30     $   49,950        (14,531)        46,034         81,483
                                            ----------     ----------     ----------     ----------     ----------     ----------

REORGANIZED COMPANY:
Balance at March 31, 1997 ...............    4,956,406             50         49,950             --             --         50,000
Net income ..............................           --             --             --             --          6,272          6,272
Change in translation adjustment ........           --             --             --            673             --            673
Amortization of stock awards ............           --             --          1,250             --             --          1,250
Deferred tax effects of fresh-start
adjustments, certain deferred tax assets
and NOL carryforwards ...................           --             --          2,906             --             --          2,906
Dividends paid ($3.90 per share) ........           --             --        (13,897)            --         (5,433)       (19,330)
                                            ----------     ----------     ----------     ----------     ----------     ----------
Balance at January 31, 1998 .............    4,956,406             50         40,209            673            839         41,771
Net income ..............................           --             --             --             --          1,932          1,932
Change in translation adjustment ........           --             --             --         (1,004)            --         (1,004)
Minimum pension liability
   adjustment ...........................           --             --             --            (57)            --            (57)
Amortization of stock awards ............           --             --            750             --             --            750
Deferred tax effects of fresh-start
   adjustments ..........................           --             --            757             --             --            757
Capital contribution from
   Safeguard International ..............           --             --          3,541             --             --          3,541
Merger adjustments ......................   (4,956,306)           (50)            50             --             --             --

Stock split .............................    4,999,900             50            (50)            --             --             --
                                            ----------     ----------     ----------     ----------     ----------     ----------
Balance at January 31, 1999 .............    5,000,000     $       50     $   45,257     $     (388)    $    2,771     $   47,690
                                            ==========     ==========     ==========     ==========     ==========     ==========

At December 31, 1996, 10,000 shares of common stock were authorized, of which 2,005 shares were outstanding. This stock had no par value and a stated value of $10 per share. In addition, 300,000 shares of preferred stock were authorized, having a par value of $100 per share, of which no shares were outstanding at December 31, 1996.

Effective April 14, 1997, the Certificate of Incorporation of Metallurg, Inc. was amended, whereby the authorized number of shares of common stock was increased to 15,000,000 shares with a par value of $.01 per share, and each original outstanding share of common stock of Metallurg, Inc. was subsequently canceled. In addition, in accordance with the Plan, 4,706,406 shares were issued to prepetition unsecured claimholders. Metallurg, Inc. was subsequently merged into a new corporation, organized under the laws of the State of Delaware, and all common shares then outstanding were exchanged on a one-for-one basis for shares in the new corporation.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

At the time of the Merger, each outstanding share of Metallurg, Inc. common stock was converted into the right to receive $30 in cash. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg, Inc. were canceled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. In November 1998, the Certificate of Incorporation of Metallurg, Inc. was amended to provide for 10,000,000 authorized shares of common stock and Metallurg, Inc. consummated a 50,000 for 1 stock split and, as a result, Metallurg, Inc. has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings.

Total comprehensive income (loss) totaled $871,000, $6,945,000, $56,730,000 and $(24,227,000) for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996.

Stock Compensation Plans

On November 20, 1998, the Board of Directors adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"), to provide (i) designated employees of Metallurg, Inc. and its subsidiaries, (ii) certain advisors who perform services for Metallurg, Inc. or its subsidiaries and (iii) non-employee members of the Board of Directors of Metallurg, Inc. (the "Board") with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units. Under the ECP, 500,000 shares of common stock were made available for stock awards and stock options. Metallurg believes that the ECP will encourage the participants to contribute materially to the growth of Metallurg, thereby benefiting
Metallurg's shareholders, and will align the economic interests of the participants with those of the shareholders. Pursuant to the Company's ECP, the Compensation Committee of Metallurg's Board awarded to eligible executives and non-employee Board members options to purchase up to 450,000 and 12,500 shares of common stock at an exercise price of $30.00 per share, effective as of November 20, 1998 and January 4, 1999, respectively. Such options have a term of ten years and vest 20% on the date of grant and will vest 20% on each of the first four anniversaries of the date of grant.

On April 14, 1997, Metallurg, Inc. had adopted the Metallurg, Inc. Management Stock Award and Stock Option Plan (the "SASOP"), which was to be administered by the Compensation Committee of the Board of Directors for a term of 10 years. Under the terms of the SASOP, the Board was to grant stock awards and stock options (including incentive stock options, nonqualified stock options or a combination of both) to officers and key employees of Metallurg. Under the SASOP, 500,000 shares of common stock were made available for stock awards and stock options. Pursuant to the Plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards"). Twenty percent of each Initial Stock Award was transferable on the date of grant and 40 percent was to become transferable on the first and second anniversary of the date of grant. Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997, and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested 33 1/3% on the date of grant and 33 1/3% were to vest on the first and second anniversary of the date of grant. At the time of the Merger, the Initial Stock Awards then outstanding became fully vested and Metallurg recorded additional compensation expense of approximately $355,000. In addition, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg. Metallurg recorded compensation expense of $3,541,000, which represents the excess of the $30 per share purchase price over the exercise prices noted above. Metallurg was reimbursed for such stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger.

Metallurg accounted for the SASOP using the intrinsic value method in accordance with APB No. 25. Accordingly, compensation expense related to the Initial Stock Awards of $750,000, $1,250,000 and $500,000 was recognized in the year ended January 31, 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively, and no compensation expense was recognized for the stock options granted. Metallurg has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Had Metallurg used the fair value method at the date of grant of the stock options, additional compensation expense would have been recorded, resulting in the following pro forma amounts (in thousands):

                                                                Year                Three Quarters
                                                                Ended                    Ended
                                                           January 31, 1999         January 31, 1998
                                                              --------                   -------
Pro forma net income:
  Earnings before extraordinary item ...........               $  (303)                  $ 6,818
  Extraordinary item, net of tax ...............                    --                      (792)
                                                               -------                   -------
  Net income (loss) ............................               $  (303)                  $ 6,026
                                                               =======                   =======


The weighted average fair value of options granted were $4.83 and $1.47 per share at January 31, 1999 and 1998, respectively. This fair value was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


Expected volatility ............................                    0%                       13%
Expected dividend yield ........................        Not Applicable            Not Applicable
Expected life ..................................               4 years                   2 years
Risk-free interest rate ........................                 4.49%                     5.25%

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

13. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):

                                                          For the        For the
                                          For the      Three Quarters    Quarter        For the
                                         Year Ended        Ended          Ended        Year Ended
                                         January 31,     January 31,     March 31,     December 31,
                                            1999            1998           1997           1996
                                           -------         -------        -------        -------
Net gain on asset sales ............       $   324         $ 1,888        $ 3,266        $ 3,597
Gain on settlement of German lawsuit         1,351              --             --             --
Additional institutional claims ....            --              --             --         (1,706)
District 65 pension plan claims ....            --              --             --         (5,050)
Prepetition environmental claims ...            --              --             --         (3,791)
Other, net .........................           133             (83)           (87)           191
                                           -------         -------        -------        -------
   Total ...........................       $ 1,808         $ 1,805        $ 3,179        $(6,759)
                                           =======         =======        =======        =======

In the year ended January 31, 1999, one of Metallurg, Inc.'s German subsidiaries was successful in recovering approximately $1,351,000 of additional proceeds from a government-owned insurance agency representing final settlement for claims under the company's political risk insurance policy related to an investment in the former Zaire.

In the three quarters ended January 31, 1998, one of Metallurg, Inc.'s German subsidiaries sold certain plant assets no longer in productive use and recorded a gain of approximately $1,700,000.

During 1997, Metallurg, Inc, sold one of its commercial real estate properties located in New York City in contemplation of the Plan. A gain of $2,747,000 is reflected in other income in the quarter ended March 31, 1997.

Upon reaching settlement in 1996 with various prepetition creditors, the District 65 Pension Plan and certain environmental regulatory authorities, the Debtors recorded additional expenses of approximately $10,500,000. Turk Maadin Sirketi A.S., a Turkish chrome ore mining operation, entered into an agreement in 1995 to sell a parcel of land no longer in productive use in an installment sale arrangement. As a result, a gain on this transaction of $3,787,000 has been reflected in other income in 1996.

14. ENVIRONMENTAL LIABILITIES

Shieldalloy operates manufacturing facilities in Newfield, New Jersey and Cambridge, Ohio, which produce alloys and other specialty products. The historical manufacture of several products at the two facilities has resulted in the production of various by-products, which Shieldalloy is obligated to clean up under Federal and state environmental laws and regulations. These clean-up obligations are under the jurisdiction of the United States Environmental Protection Agency, the New Jersey Department of Environmental Protection, the Ohio Environmental Protection Agency, the United States Nuclear Regulatory Commission ("NRC"), the United States Department of Interior and the Ohio Department of Health. Metallurg has also provided for certain estimated costs associated with its sites in Germany and Brazil.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Total environmental liabilities consist of the following (in thousands):

                                           January 31    January 31     March 31,
                                              1999          1998          1997
                                             -------       -------       -------
Domestic:
  Shieldalloy - New Jersey ...........       $28,876       $30,925       $32,584
  Shieldalloy - Ohio .................        11,557        11,797        12,264
                                             -------       -------       -------
                                              40,433        42,722        44,848
Foreign ..............................         4,832         5,201         6,086
                                             -------       -------       -------
  Total environmental liabilities ....        45,265        47,923        50,934
Less: trust funds ....................         3,064         2,843         2,799
                                             -------       -------       -------
  Net environmental liabilities ......        42,201        45,080        48,135
Less: current portion ................         6,738         6,553         5,270
                                             -------       -------       -------
  Environmental liabilities ..........       $35,463       $38,527       $42,865
                                             =======       =======       =======

Shieldalloy entered into Administrative Consent Orders ("ACO's") with the State of New Jersey, dated October 5, 1988 and September 5, 1984, under which Shieldalloy, as required, has conducted a remedial investigation and feasibility study ("RI/FS") of alternatives to remedy groundwater contamination at the Newfield facility. The ACO's also require Shieldalloy to evaluate, and where appropriate, remediate certain additional environmental conditions pursuant to state laws and regulations. These activities include the closure of nine wastewater lagoons, soil remediation, surface water and sediment clean up, as well as miscellaneous operation and maintenance activities and onsite controls. Metallurg accrued its best estimate of the associated costs with respect to remedial activities at the site which it expects to disburse over the next thirteen years. During 1995, $8,000,000 in a prepetition letter of credit was drawn upon and deposited in a trust fund. During the quarter ended March 31, 1997, remaining prepetition letters of credit, in the amount of $8,200,000, were drawn upon and deposited in a trust fund. Subsequently, pursuant to an agreement with the State of New Jersey, Metallurg was permitted to withdraw cash from the environmental trust and substitute letters of credit in an equivalent dollar amount. At January 31, 1999, outstanding letters of credit issued as financial assurances in favor of various environmental agencies total $21,419,000. The costs of providing financial assurance over the term of the remediation activities have been contemplated in the accrued amounts.

As a result of NRC-regulated manufacturing activities, slag piles have accumulated at the Cambridge and Newfield sites which contain low levels of naturally occurring radioactivity. As related production has ceased at the Cambridge location, Shieldalloy is required to decommission the slag piles. Shieldalloy obtained approval from the State of Ohio and is currently awaiting approval from the NRC to stabilize and cap the slag piles in situ. As long as production continues at the Newfield location, the NRC will allow the slag pile to remain in place, subject to submission of a conceptual decommissioning plan and financial assurance for implementation of that plan. Metallurg obligation of the decommissioning plan and financial assurance for implementation of that plan for these sites is partially assured by cash funds held in trust. As a condition precedent to consummation of the Plan, $1,500,000 in a prepetition letter of credit, relating to both the Newfield and Cambridge facilities, was drawn upon and deposited in a trust fund.

In 1987, Shieldalloy purchased the Cambridge manufacturing facility from Foote Mineral Company. Cyprus Foote Mineral Company ("Cyprus Foote") is the successor in interest to Foote. During 1995, Shieldalloy, Cyprus Foote and the State of Ohio entered into a Consent Order for Permanent Injunction (the "Consent Order") under which Shieldalloy and Cyprus Foote agreed to conduct an RI/FS of the Cambridge site and the State of Ohio agreed to review such information on an expedited basis and issue a Preferred Plan setting forth a final remedy for the site. On December 16, 1996, the State of Ohio issued its Preferred Plan and, subsequently, Shieldalloy and Cyprus Foote agreed to perform remedial design and remedial action at the site. These activities include remediation of slag piles, clean up of wetland soils and clean up of on-site and off-site sediments. Pursuant to the Consent Order, Shieldalloy and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, Shieldalloy has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, Metallurg has accrued its best estimate of associated costs which it expects to substantially disburse over the next five years.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide financial assurance of approximately $9,000,000 as required by the State of Ohio and Shieldalloy has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

Metallurg, Inc.'s German subsidiaries have accrued environmental liabilities in the amounts of $4,443,000, $4,827,000, and $5,611,000 at January 31, 1999,
January 31, 1998 and March 31, 1997, respectively, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $389,000, $374,000 and $475,000 have been accrued at January 31, 1999, January 31, 1998 and March 31, 1997, respectively, to cover reclamation costs of the closed mine sites.


15. CONTINGENT LIABILITIES

In addition to environmental matters, which are discussed in Note 14, Metallurg continues defending various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against Metallurg which could have a material adverse effect on Metallurg's future results of operations or cash flows.


16. LEASES

Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At January 31, 1999, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

January 31,
2000 ................................................................     $1,530
2001 ................................................................      1,365
2002 ................................................................      1,167
2003 ................................................................        844
2004 ................................................................        418
Thereafter ..........................................................      3,607
                                                                          ------
Total ...............................................................     $8,931
                                                                          ======

Rent expense under operating leases for the year ended January 31, 1999, the three quarters ended January 31, 1998, the quarter ended March 31, 1997 and the year ended December 31, 1996 was $1,756,000, $938,000, $511,000 and $868,000,
respectively.

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION

Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc. and MIR (China), Inc. (collectively, the "Guarantors"), wholly-owned domestic subsidiaries of Metallurg, Inc., will fully and unconditionally guarantee on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest in respect of the Senior Notes due 2007. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below:


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                                               Combined
                                                              Combined           Non-
                                             Metallurg,       Guarantor       Guarantor
                                               Inc.          Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                             ---------        ---------        ---------        ---------        ---------
Total revenue ........................       $  47,264        $ 191,401        $ 460,468        $ (91,964)       $ 607,169
                                             ---------        ---------        ---------        ---------        ---------
Operating costs and expenses:
   Cost of sales .....................          43,826          170,762          403,864          (92,591)         525,861
   Selling, general and administrative
     expenses ........................           7,894            9,987           40,757               --           58,638
   Merger-related costs ..............           7,888               --               --               --            7,888
                                             ---------        ---------        ---------        ---------        ---------
Total operating costs and expenses ...          59,608          180,749          444,621          (92,591)         592,387
                                             ---------        ---------        ---------        ---------        ---------
Operating income (loss) ..............         (12,344)          10,652           15,847              627           14,782
Other:
   Other income (expense), net .......             878             (258)           1,188               --            1,808
   Interest income (expense), net ....          (9,767)           1,293           (1,396)              --           (9,870)
   Equity in earnings of subsidiaries           19,755           11,189               --          (30,944)              --
                                             ---------        ---------        ---------        ---------        ---------
Income before income tax provision ...          (1,478)          22,876           15,639          (30,317)           6,720
Income tax (benefit) provision .......          (3,410)           3,736            4,462               --            4,788
                                             ---------        ---------        ---------        ---------        ---------
Net income ...........................       $   1,932        $  19,140        $  11,177        $ (30,317)       $   1,932
                                             =========        =========        =========        =========        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 1999
                                 (IN THOUSANDS)


                                                             Combined        Combined
                                                             Guarantor     Non-Guarantor
                                          Metallurg, Inc.   Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                            ---------        ---------        ---------        ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents .........       $  25,613        $   1,095        $  16,663        $  (6,078)       $  37,293
  Accounts and notes receivable, net           24,180           28,178           51,373          (40,051)          63,680
  Inventories .......................           9,459           38,405           75,912           (3,118)         120,658
  Assets held for sale ..............              --               --              711               --              711
  Other assets ......................          10,807              105            8,125           (2,989)          16,048
                                            ---------        ---------        ---------        ---------        ---------
     Total current assets ...........          70,059           67,783          152,784          (52,236)         238,390
Investments - intergroup ............         102,102           53,965               --         (156,067)              --
Investments - other .................             304               --            5,092               --            5,396
Property, plant and equipment, net ..           1,016            7,547           40,455               --           49,018
Other assets ........................           5,052           17,179           13,298          (17,216)          18,313
                                            ---------        ---------        ---------        ---------        ---------
     Total ..........................       $ 178,533        $ 146,474        $ 211,629        $(225,519)       $ 311,117
                                            =========        =========        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and current portion
    of long-term debt ...............                                         $  11,023        $  (6,078)       $   4,945
  Trade payables ....................       $   8,952        $  15,078           63,481          (50,051)          37,460
  Accrued expenses ..................           3,100            8,426           14,275               --           25,801
  Other current liabilities .........              --            3,111            3,833           (2,989)           3,955
                                            ---------        ---------        ---------        ---------        ---------
       Total current liabilities ....          12,052           26,615           92,612          (59,118)          72,161
                                            ---------        ---------        ---------        ---------        ---------
Long-term Liabilities:
   Long-term debt ...................         100,000               --            9,185               --          109,185
   Accrued pension liabilities ......             220            1,760           39,082               --           41,062
   Environmental liabilities, net ...              --           32,669            2,794               --           35,463
   Other liabilities ................          18,571               --            4,201          (17,216)           5,556
                                            ---------        ---------        ---------        ---------        ---------
       Total long-term liabilities ..         118,791           34,429           55,262          (17,216)         191,266
                                            ---------        ---------        ---------        ---------        ---------
       Total liabilities ............         130,843           61,044          147,874          (76,334)         263,427
                                            ---------        ---------        ---------        ---------        ---------
Shareholders' Equity:
   Common stock .....................              50            1,227           49,691          (50,918)              50
   Additional paid-in capital .......          45,257           90,867            1,014          (91,881)          45,257
   Cumulative foreign currency
     translation adjustment .........            (388)            (928)          21,345          (20,417)            (388)
   Retained earnings (deficit) ......           2,771           (5,736)          (8,295)          14,031            2,771
                                            ---------        ---------        ---------        ---------        ---------
     Shareholders' equity ...........          47,690           85,430           63,755         (149,185)          47,690
                                            ---------        ---------        ---------        ---------        ---------
           Total ....................       $ 178,533        $ 146,474        $ 211,629        $(225,519)       $ 311,117
                                            =========        =========        =========        =========        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         FOR YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)


                                                                 Combined       Combined
                                                Metallurg,      Guarantor     Non-Guarantor
                                                   Inc.        Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                 --------        --------        --------        --------        --------
Cash Flows from Operating Activities .....       $(27,297)       $ 13,707        $ 17,207                        $  3,617
                                                 --------        --------        --------                        --------

Cash Flows from Investing Activities:
 Additions to property plant and equipment           (133)         (2,310)        (13,239)                        (15,682)
 Proceeds from asset sales ...............          1,135             170             114                           1,419
 Other, net ..............................           (231)             --          (3,670)                         (3,901)
                                                 --------        --------        --------                        --------
Net cash (used in) provided by
 investing activities ....................            771          (2,140)        (16,795)                        (18,164)
                                                 --------        --------        --------                        --------

Cash Flows From Financing Activities:
 Capital contribution from Safeguard
    International ........................          3,541              --              --                           3,541
 Intergroup borrowings (repayments) ......         23,822         (11,196)        (12,626)                             --
 Proceeds from long-term debt, net .......             --              --           4,509                           4,509
 Net short-term debt borrowings ..........             --              --           6,710        $ (6,078)            632
 Intergroup dividends received (paid) ....          8,893              --          (8,893)             --              --
                                                 --------        --------        --------        --------        --------
Net cash provided by (used in)
 financing activities ....................         36,256         (11,196)        (10,300)         (6,078)          8,682
                                                 --------        --------        --------        --------        --------
Effects of exchange rate changes on
 cash and cash equivalents ...............             --              --             155              --             155
                                                 --------        --------        --------        --------        --------
Net increase (decrease) in cash and
 cash equivalents ........................          9,730             371          (9,733)         (6,078)         (5,710)
Cash and cash equivalents - beginning
 of period ...............................         15,883             724          26,396              --          43,003
                                                 --------        --------        --------        --------        --------
Cash and cash equivalents -
 end of period ...........................       $ 25,613        $  1,095        $ 16,663        $ (6,078)       $ 37,293
                                                 ========        ========        ========        ========        ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE QUARTERS ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                                    Combined        Combined
                                                   Metallurg,       Guarantor     Non-Guarantor
                                                     Inc.         Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                   ---------        ---------       ---------        ---------        ---------
Total revenue ..............................       $  43,047        $ 150,569       $ 364,611        $ (81,260)       $ 476,967
                                                   ---------        ---------       ---------        ---------        ---------
Operating costs and expenses:
   Cost of sales ...........................          39,279          134,990         315,954          (80,190)         410,033
   Selling, general and administrative
     expenses ..............................           7,187            7,552          28,824               --           43,563
                                                   ---------        ---------       ---------        ---------        ---------
Total operating costs and expenses .........          46,466          142,542         344,778          (80,190)         453,596
                                                   ---------        ---------       ---------        ---------        ---------
Operating income (loss) ....................          (3,419)           8,027          19,833           (1,070)          23,371
Other:
   Other income (expense), net .............             (28)             158           1,675               --            1,805
   Interest income (expense), net ..........          (4,639)             605          (1,619)              --           (5,653)
   Equity in earnings of subsidiaries ......          13,903            2,530              --          (16,433)              --
                                                   ---------        ---------       ---------        ---------        ---------
Income before income tax provision and
  extraordinary item .......................           5,817           11,320          19,889          (17,503)          19,523
Income tax (benefit) provision .............          (1,165)           2,910          10,714               --           12,459
                                                   ---------        ---------       ---------        ---------        ---------
Net income before extraordinary item .......           6,982            8,410           9,175          (17,503)           7,064
Extraordinary item, net of tax .............            (710)              --             (82)              --             (792)
                                                   ---------        ---------       ---------        ---------        ---------
Net income .................................       $   6,272        $   8,410       $   9,093        $ (17,503)       $   6,272
                                                   =========        =========       =========        =========        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                            Combined         Combined
                                                            Guarantor      Non-Guarantor
                                         Metallurg, Inc.   Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                            ---------       ---------        ---------        ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents .........       $  15,883       $     724        $  26,396               --        $  43,003
  Accounts and notes receivable, net           31,713          43,665           67,403        $ (58,850)          83,931
  Inventories .......................           6,122          39,823           75,389           (3,745)         117,589
  Other assets ......................           6,400             230            7,609               --           14,239
                                            ---------       ---------        ---------        ---------        ---------
     Total current assets ...........          60,118          84,442          176,797          (62,595)         258,762
Investments - intergroup ............          91,464          50,666               --         (142,130)              --
Investments - other .................             244              --            1,366               --            1,610
Property, plant and equipment, net ..           1,024           6,805           33,673               --           41,502
Other assets ........................          13,790               4           12,666           (8,548)          17,912
                                            ---------       ---------        ---------        ---------        ---------
     Total ..........................       $ 166,640       $ 141,917        $ 224,502        $(213,273)       $ 319,786
                                            =========       =========        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and current portion
    of long-term debt ...............                                        $   4,016                         $   4,016
  Trade payables ....................       $     964       $  18,198           51,075        $ (18,929)          51,308
  Accrued expenses ..................           4,543           4,022           15,457               --           24,022
  Loans payable - intergroup ........          17,175           3,925           28,820          (49,920)              --
  Other current liabilities .........             400           5,165            6,094               --           11,659
                                            ---------       ---------        ---------        ---------        ---------
       Total current liabilities ....          23,082          31,310          105,462          (68,849)          91,005
                                            ---------       ---------        ---------        ---------        ---------
Long-term Liabilities:
   Long-term debt ...................         100,000              --            3,133               --          103,133
   Accrued pension liabilities ......             392           1,691           36,268               --           38,351
   Environmental liabilities, net ...              --          35,179            3,348               --           38,527
   Other liabilities ................           1,395              --           14,153           (8,549)           6,999
                                            ---------       ---------        ---------        ---------        ---------
       Total long-term liabilities ..         101,787          36,870           56,902           (8,549)         187,010
                                            ---------       ---------        ---------        ---------        ---------
       Total liabilities ............         124,869          68,180          162,364          (77,398)         278,015
                                            ---------       ---------        ---------        ---------        ---------

Shareholders' Equity:
   Common stock .....................              50           1,227           80,358          (81,585)              50
   Additional paid-in capital .......          40,209          90,867            1,104          (91,971)          40,209
   Cumulative foreign currency
     Translation adjustment .........             673           1,109           22,386          (23,495)             673
   Retained earnings (deficit) ......             839         (19,466)         (41,710)          61,176              839
                                            ---------       ---------        ---------        ---------        ---------
     Shareholders' equity ...........          41,771          73,737           62,138         (135,875)          41,771
                                            ---------       ---------        ---------        ---------        ---------
           Total ....................       $ 166,640       $ 141,917        $ 224,502        $(213,273)       $ 319,786
                                            =========       =========        =========        =========        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE QUARTERS ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                              Combined         Combined
                                                              Guarantor      Non-Guarantor
                                          Metallurg, Inc.    Subsidiaries     Subsidiaries    Consolidated
                                             ---------        ---------        ---------        ---------
Cash Flows from Operating Activities .       $ (13,977)       $  (1,263)       $  14,894        $    (346)
                                             ---------        ---------        ---------        ---------

Cash Flows from Investing Activities:
  Additions to property plant and
    equipment ........................            (330)          (1,086)          (8,031)          (9,447)
  Proceeds from asset sales ..........               9              106            3,632            3,747
  Other, net .........................              77               --              (63)              14
                                             ---------        ---------        ---------        ---------
Net cash (used in) provided by
   investing activities ..............            (244)            (980)          (4,462)          (5,686)
                                             ---------        ---------        ---------        ---------

Cash Flows From Financing Activities:
  Intergroup borrowings (repayments) .         (21,053)           1,322           20,544              813
  Proceeds from long-term debt .......         100,000               --               --          100,000
  Fees paid to issue long-term debt ..          (4,000)              --               --           (4,000)
  Net repayment of short-term debt ...              --               --          (10,l26)         (10,126)
  Repayment of long-term debt ........         (39,461)              --           (8,848)         (48,309)
  Intergroup dividends received (paid)           5,585               --           (5,585)              --
  Dividends paid .....................         (19,330)              --               --          (19,330)
                                             ---------        ---------        ---------        ---------
Net cash provided by (used in)
  financing activities ...............          21,741            1,322           (4,015)          19,048
                                             ---------        ---------        ---------        ---------
Effects of exchange rate changes on
  cash and cash equivalents ..........              --               --             (353)            (353)
                                             ---------        ---------        ---------        ---------
Net increase (decrease) in cash and
  cash equivalents ...................           7,520             (921)           6,064           12,663
Cash and cash equivalents-beginning
  of period ..........................           8,363            1,645           20,332           30,340
                                             ---------        ---------        ---------        ---------
Cash and cash equivalents -
  end of period ......................       $  15,883        $     724        $  26,396        $  43,003
                                             =========        =========        =========        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                                                   Combined         Combined
                                                                   Guarantor      Non-Guarantor
                                                Metallurg, Inc.   Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                   ---------        ---------        ---------        ---------        ---------
Total revenue ..............................       $  10,578        $  52,475        $ 117,652        $ (25,118)       $ 155,587
                                                   ---------        ---------        ---------        ---------        ---------
Operating costs and expenses
  Cost of sales ............................          10,219           47,590          100,709          (24,458)         134,060
  Selling, general and administrative
    expenses ...............................           2,662            2,118           10,266               --           15,046
                                                   ---------        ---------        ---------        ---------        ---------
Total operating costs and expenses .........          12,881           49,708          110,975          (24,458)         149,106
                                                   ---------        ---------        ---------        ---------        ---------
Operating (loss) income ....................          (2,303)           2,767            6,677             (660)           6,481
Other:
  Other (expense) income, net ..............          (7,041)           9,903              317               --            3,179
  Interest (expense) income, net ...........            (795)             554               (4)              --             (245)
  Reorganization expense ...................          (1,698)            (965)              --               --           (2,663)
  Fresh-start revaluation ..................          11,652           (6,305)            (240)              --            5,107
  Equity in losses of subsidiaries .........          (6,216)              --               --            6,216               --
                                                   ---------        ---------        ---------        ---------        ---------
Income before income tax provision
  and extraordinary item ...................          (6,401)           5,954            6,750            5,556           11,859
Income tax provision (benefit) .............            (241)              30           (2,852)              --           (3,063)
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) before extraordinary item ....          (6,160)           5,924            9,602            5,556        $  14,922
Extraordinary item, net of tax .............          64,114          (17,036)          (4,046)              --           43,032
                                                   ---------        ---------        ---------        ---------        ---------
Net income .................................       $  57,954        $ (11,112)       $   5,556        $   5,556        $  57,954
                                                   =========        =========        =========        =========        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

             CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 1997
                                 (IN THOUSANDS)



                                                               Combined         Combined
                                               Metallurg,      Guarantor      Non-Guarantor
                                                 Inc.        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                               ---------       ---------        ---------        ---------        ---------
ASSETS
Current Assets:
    Cash and cash equivalents ..........       $   8,363       $   1,645        $  20,332                         $  30,340
    Accounts and notes receivable, net .          16,664          43,011           79,068        $ (44,593)          94,150
    Inventories ........................           4,300          31,900           75,733           (2,675)         109,258
    Other assets .......................           4,342             308           11,662               --           16,312
    Assets held for sale ...............              --              --            1,180               --            1,180
                                               ---------       ---------        ---------        ---------        ---------
        Total current assets ...........          33,669          76,864          187,975          (47,268)         251,240
Investments - intergroup ...............          78,591          49,632               --         (128,223)              --
Investments - other ....................             244              --            1,217               --            1,461
Property, plant and equipment, net .....             828           6,967           31,112               --           38,907
Other assets ...........................           1,663              --           12,433               --           14,096
                                               ---------       ---------        ---------        ---------        ---------
        Total ..........................       $ 114,995       $ 133,463        $ 232,737        $(175,491)       $ 305,704
                                               =========       =========        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term debt and current portion
       of long-term debt ...............                                        $  14,777                         $  14,777
    Trade payables .....................       $  16,992       $  17,708           56,386        $ (35,139)          55,947
    Accrued expenses ...................           6,389           4,517           14,445               --           25,351
    Loans payable - intergroup .........              --           1,353           18,101          (19,454)              --
    Other current liabilities ..........             236           5,429            6,184               --           11,849
                                               ---------       ---------        ---------        ---------        ---------
        Total current liabilities ......          23,617          29,007          109,893          (54,593)         107,924
                                               ---------       ---------        ---------        ---------        ---------

Long-term Liabilities:
    Long-term debt .....................          39,461              --           12,250               --           51,711
    Accrued pension liabilities ........             522           1,621           38,947               --           41,090
    Environmental liabilities, net .....              --          36,949            5,916               --           42,865
    Other liabilities ..................           1,395              --           10,772              (53)          12,114
                                               ---------       ---------        ---------        ---------        ---------
        Total long-term liabilities ....          41,378          38,570           67,885              (53)         147,780
                                               ---------       ---------        ---------        ---------        ---------
        Total liabilities ..............          64,995          67,577          177,778          (54,646)         255,704
                                               ---------       ---------        ---------        ---------        ---------

Shareholders' Equity:
    Common stock .......................              50           1,227           80,226          (81,453)              50
    Additional paid-in capital .........          49,950          90,867              222          (91,089)          49,950
    Cumulative foreign currency
      translation adjustment ...........              --              --           21,704          (21,704)              --
    Retained earnings (deficit) ........              --         (26,208)         (47,193)          73,401               --
                                               ---------       ---------        ---------        ---------        ---------
    Shareholders' equity ...............          50,000          65,886           54,959         (120,845)          50,000
                                               ---------       ---------        ---------        ---------        ---------
        Total ..........................       $ 114,995       $ 133,463        $ 232,737        $(175,491)       $ 305,704
                                               =========       =========        =========        =========        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                 (IN THOUSANDS)


                                                                Combined       Combined
                                                                Guarantor    Non-Guarantor
                                             Metallurg, Inc.  Subsidiaries    Subsidiaries    Consolidated
                                                --------        --------        --------        --------
Cash flows from operating activities ....       $ (1,796)       $  7,677        $    535        $  6,416
                                                --------        --------        --------        --------

Cash flows from investing activities:
  Additions to property, plant and
    equipment ...........................           (711)           (311)         (1,752)         (2,774)
  Proceeds from assets sales ............          4,215              --             751           4,966
  Other, net ............................             --              --             (25)            (25)
                                                --------        --------        --------        --------
Net cash provided by (used in)
   investing activities .................          3,504            (311)         (1,026)          2,167
                                                --------        --------        --------        --------

Cash Flows from Financing and
  Reorganization Activities:
     Cash distribution pursuant
     to Plan of Reorganization ..........        (55,865)         (3,501)             --         (59,366)
     Drawdown of prepetition letter of
      credit ............................          9,700              --              --           9,700
  Intergroup borrowings (repayments) ....          2,088          (2,652)            564              --
  Proceeds from long-term debt ..........             --              --           8,100           8,100
  Net short-term borrowing ..............             --              --           1,062           1,062
  Repayment of long-term debt ...........             --              --            (487)           (487)
  Dividends received (paid) .............          9,423              --          (9,423)             --
                                                --------        --------        --------        --------
Net cash used in financing and re-
  organization activities ...............        (34,654)         (6,153)           (184)        (40,991)
                                                --------        --------        --------        --------
Effects of exchange rate changes on
  cash and cash equivalents .............             --              --            (526)           (526)
                                                --------        --------        --------        --------
Net (decrease) increase in cash and cash
  equivalents ...........................        (32,946)          1,213          (1,201)        (32,934)
Cash and cash equivalents -
  beginning of quarter of quarter .......         41,309             432          21,533          63,274
                                                --------        --------        --------        --------
Cash and cash equivalents -
  end of quarter ........................       $  8,363        $  1,645        $ 20,332        $ 30,340
                                                ========        ========        ========        ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                             Combined        Combined
                                            Metallurg,       Guarantor      Non-Guarantor
                                              Inc.          Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                            ---------        ---------        ---------        ---------        ---------
Total revenue .......................       $  35,536        $ 199,864        $ 489,110        $ (74,508)       $ 650,002
                                            ---------        ---------        ---------        ---------        ---------
Operating costs and expenses:
  Cost of sales .....................          33,640          185,827          420,929          (73,858)         566,538
  Selling, general and administrative
    expenses ........................           5,150            9,363           42,590               --           57,103
  Environmental expenses ............              --           35,176            2,406               --           37,582
                                            ---------        ---------        ---------        ---------        ---------
Total operating costs and expenses ..          38,790          230,366          465,925          (73,858)         661,223
                                            ---------        ---------        ---------        ---------        ---------
Operating Income (loss) .............          (3,254)         (30,502)          23,185             (650)         (11,221)
Other:
  Other income (expense), net .......         (11,881)          (9,897)          11,200            3,819           (6,759)
  Interest income (expense), net ....           1,254            1,517           (1,298)              --            1,473
  Reorganization expense ............          (1,500)          (2,035)              --               --           (3,535)
  Equity in earnings (losses)
    of subsidiaries .................         (13,041)             231               --           12,810               --
                                            ---------        ---------        ---------        ---------        ---------
Income (loss) before income
    tax provision ...................         (28,422)         (40,686)          33,087           15,979          (20,042)
Income tax provision (benefit) ......              73              128            8,252               --            8,453
                                            ---------        ---------        ---------        ---------        ---------
   Net income .......................       $ (28,495)       $ (40,814)       $  24,835        $  15,979        $ (28,495)
                                            =========        =========        =========        =========        =========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                  Combined         Combined
                                                                  Guarantor      Non-Guarantor
                                                Metallurg, Inc.  Subsidiaries    Subsidiaries    Consolidated
                                                   --------        --------        --------        --------
Cash Flows from Operating Activities .......       $  1,922        $  9,748        $ 35,995        $ 47,665
                                                   --------        --------        --------        --------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment            (90)           (599)         (8,842)         (9,531)
  Proceeds from assets sales ...............             --             493           5,313           5,806
  Other, net ...............................         (6,192)             25           4,873          (1,294)
                                                   --------        --------        --------        --------
Net cash (used in) provided by investing
  activities ...............................         (6,282)            (81)          1,344          (5,019)
                                                   --------        --------        --------        --------

Cash Flows from Financing Activities:
  Intergroup borrowings (repayments) .......         16,108         (10,223)         (5,885)             --
  Net repayment of short-term debt .........             --              --         (14,709)        (14,709)
  Repayment of long-term debt ..............             --              --          (1,408)         (1,408)
  Dividends received (paid) ................          5,091              --          (5,091)             --
                                                   --------        --------        --------        --------
Net cash provided by (used in) financing
  activities ...............................         21,199         (10,223)        (27,093)        (16,117)
                                                   --------        --------        --------        --------

Effects of exchange rate changes on cash
  and cash equivalents .....................             --              --             (83)            (83)
                                                   --------        --------        --------        --------
Net increase (decrease) in cash and cash
  equivalents ..............................         16,839            (556)         10,163          26,446
Cash and cash equivalents - beginning
  of year ..................................         24,470             988          11,370          36,828
                                                   --------        --------        --------        --------
Cash and cash equivalents - end of year ....       $ 41,309        $    432        $ 21,533        $ 63,274
                                                   ========        ========        ========        ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)


                                 (IN THOUSANDS)


                                         1st              2nd           3rd          4th
                                       Quarter          Quarter       Quarter       Quarter           Year
                                       -------          -------       -------       -------          -------
YEAR ENDED JANUARY 31, 1999
Sales ..........................      $167,675          $169,754     $142,522      $126,383         $606,334
Gross profit ...................        28,822            27,342       18,307         6,837           81,308
Net income (loss)(a) ...........         6,790             1,498           38        (6,394)           1,932

                                     Predecessor
                                       Company                  Reorganized Company
                                       -------          -----------------------------------
                                         1st              2nd           3rd           4th
                                       Quarter          Quarter       Quarter       Quarter           Year
                                       -------          -------       -------       -------          -------
YEAR ENDED JANUARY 31, 1998
Sales ..........................      $155,427         $166,718      $148,169      $161,539         $631,853
Gross profit ...................        21,527           24,744        21,049        21,141           88,461
Profit before extraordinary item        14,922(b)         3,651         1,714         1,699           21,986
Net income .....................        57,954(c)         3,651         1,714           907(d)        64,226

(a) Includes Merger-related costs of $4,416, $2,607 and $865 in the 2nd, 3rd and 4th quarters, respectively.

(b)   Includes a $5,107 fresh-start revaluation.

(c) Includes an extraordinary gain of $43,032, net of tax, reflecting the discharge of indebtedness income relating to the consummation of the Reorganization Plan.

(d) Includes an extraordinary loss of $792, net of tax, reflecting the early extinguishment of debt.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Metallurg, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 31, 1999 appearing in this Annual Report on Form 10-K also included an audit of Financial Statement Schedule VIII of this Form 10-K. In our opinion, this Financial Statement Schedule VIII presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The consolidated financial statements and financial statement schedule VIII for periods prior to the period ended January 31, 1999 were audited by other independent accountants whose report dated April 1, 1998 expressed an unqualified opinion on those statements and related financial statement schedule.


PricewaterhouseCoopers LLP
New York, New York
April 29, 1999

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES


         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  IN THOUSANDS:

                                                          Balance at     Charged to                                     Balance at
                                                          Beginning      Costs and      Charged to      Deductions         End
                                                          of Period       Expenses    Other Accounts   --Describe--     of Period
                                                            -------       -------        -------         -------         -------
DESCRIPTION

YEAR ENDED DECEMBER 31, 1996:
   Accounts receivables allowance
      for doubtful accounts ...........................     $ 3,995       $   696             --         $  (388)(a)     $ 4,303

QUARTER ENDED MARCH 31,1997:
   Accounts receivable allowance
      for doubtful accounts ...........................     $ 4,303       $   162             --         $(4,465)(b)       $ -0-

THREE QUARTERS ENDED
  JANUARY 31, 1998:
   Accounts receivable allowance
      for doubtful accounts ...........................       $ -0-       $ 1,700             --              --         $ 1,700

YEAR ENDED JANUARY 31, 1999
   Accounts receivable allowance
      for doubtful accounts ...........................     $ 1,700       $    70             --              --         $ 1,770

NOTES:
(a) Uncollectible accounts written off, less recoveries

(b) Uncollectible accounts written off, less
recoveries ............................................                   $  (376)

Elimination of historical allowance
account upon revaluation of assets to fair
value in accordance with fresh-start reporting
at March 31, 1997 .....................................                    (4,089)
                                                                          -------
                                                                          $(4,465)
                                                                          =======

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The change in the Company's independent certifying accountants has been previously reported in Metallurg Holdings' Current Report on Form 8-K, filed on November 25, 1998.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the directors and executive officers of the Company:

NAME                           AGE       POSITION
----                           ---       --------
Heinz C. Schimmelbusch         54        Director, President and Chief Executive Officer
Arthur R. Spector              58        Director and Executive Vice President
Michael R. Holly               53        Director and Executive Vice President
Samuel A. Plum                 54        Director
Douglas A. Fastuca             34        Chief Financial Officer and Treasurer

         Each director of the Company holds office until the next annual meeting of stockholders of the Company or until his or her successor has been elected and qualified. Officers of the Company are selected by the Board of Directors and serve at the discretion of the Board of Directors.

         Heinz C. Schimmelbusch. Dr. Schimmelbusch became Chief Executive Officer, President and a Director of Metallurg Holdings in July 1998, as well as Chairman of the Board and a Director of Metallurg, Inc. He is a Managing Director of the general partner and of the management company of Safeguard International Fund, L.P. He is also Chairman of Allied Resource Corporation, a company he founded in 1994 to invest in mining, advanced materials and recycling. Until 1994, Dr. Schimmelbusch was Chairman of the Management Board of Metallgesellschaft AG, Germany, a multi-billion dollar multinational company in the process industries, and Chairman of the Supervisory Board of LURGI AG, Germany's leading process engineering firm; of Buderus AG, a leading manufacturer of commercial and residential heating equipment; of Dynamit Nobel AG, a leading manufacturer of explosives and specialty chemicals; and of Norddeutsche Affinerie AG, Europe's largest copper producer. Dr. Schimmelbusch has also served on the Boards of several German and other foreign corporations and institutions, including Allianz Versicherungs AG, Munich; Philipp Holzmann AG, Frankfurt; Mobil Oil AG, Hamburg; Teck Corporation, Vancouver; and on the Advisory Boards of Dresdner Bank AG and the European Bank of Reconstruction and Development. Dr. Schimmelbusch has been the founder and Chairman of a number of public companies in the process industries, including: Inmet Corporation, Toronto, (formerly Metall Mining Corporation); Methanex Corporation, Vancouver; and B.U.S. Umweltservice AG, Frankfurt. Dr. Schimmelbusch is a director of Safeguard Scientifics, Inc., a diversified information technology company, a position he has held since 1989, and of Systems & Computer Technology Corporation, a systems integration services and software company.

         Arthur R. Spector. Mr. Spector was elected to serve as a Director of Metallurg Holdings and Metallurg, Inc. in July 1998. He has been an Executive Vice President of Metallurg Holdings since July 1998. He is a Managing

Director of the general partner and of the management company of Safeguard International. From January 1997 to March 1998, Mr. Spector served as a managing director of TL Ventures LLC, a venture capital management company organized to manage day-to-day operations of TL Ventures III L.P. and TL Ventures III Offshore L.P. From January 1995 through December 1996, Mr. Spector served as Director of Acquisitions of Safeguard Scientifics, Inc. From July 1992 until May 1995, Mr. Spector served as Vice Chairman and Secretary of Casino & Credit Services, Inc. From October 1991 to December 1994, Mr. Spector was Chief Executive Officer and a director of Perpetual Capital Corporation, a merchant banking organization. He has also been an officer of Abraham Lincoln Federal Savings Bank and State National Bank of Maryland. Mr. Spector serves as Chairman of Neoware Systems, Inc., a manufacturer of network computers; and as a director of USDATA Corporation, a company which produces factory and process automation software; and Docucorp International, Inc., a document automation company. Mr. Spector holds a B.S. degree in electronics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School.

         Michael R. Holly. Mr. Holly became a Director of Metallurg Holdings in July 1998. He is also a Managing Director of the general partner and of the management company of Safeguard International. Mr. Holly is also Executive Vice President and Chief Financial Officer of Puralube, Inc. a co-investment by Safeguard Scientifics, Inc. and Allied Resource Corporation which is commercializing a technology on a worldwide basis that re-refines used oil into high-quality base lube oils. Mr. Holly is a senior executive with over 30 years of combined experience in the areas of finance operations, marketing and strategic planning. Mr. Holly has spent the last five years providing merger and acquisition advisory services to a variety of companies, including the last four years working in close association with Safeguard Scientifics, Inc. Mr. Holly is a Certified Public Accountant and spent 12 years with Price Waterhouse LLP and three years with Coopers & Lybrand. For ten years, Mr. Holly served as the combined Chief Operating and Chief Financial Officer of a national professional services organization.

         Samuel A. Plum Mr. Plum was appointed a director of Metallurg Holdings in October 1998 and was appointed a director of Metallurg, Inc. in November 1998. He has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was a Managing Director of Safeguard Scientifics, Inc. from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as president of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, Mr. Plum served in various capacities, including Managing Director and partner, at the investment banking divisions of PaineWebber Inc. and Blyth Eastman Dillon & Co., Inc., respectively. Mr. Plum is Chairman of Vortex Sound Communications, Inc. and also serves as a director of Index Stock Photography, Inc., PacWest Telecomm, Inc. and the Philadelphia Zoological Society. Past directorships include Tishman Holding Corporation, Icon CMT Corp., Quaker Fabrics Corporation and the National Audobon Society, the latter two as Chairman. Mr. Plum holds a B.A. degree in History from Harvard University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

         Douglas A. Fastuca. Mr. Fastuca has been Chief Financial Officer and Treasurer of Metallurg Holdings since 1998. He also serves as Vice President of Corporate Development of Metallurg, Inc. and is a Director of the management company of Safeguard International. Before joining Safeguard International, Mr. Fastuca was Director of Business Development in SEI Investment's Global Asset Management Unit from 1993 to 1997. He started his business career with General Electric holding financial assignments in manufacturing and international operations at GE Lighting and as a corporate auditor at GE Capital. Mr. Fastuca has a B.A. degree from Bucknell University and an M.B.A. from the Harvard Graduate School of Business Administration.

ITEM 11. EXECUTIVE COMPENSATION.

         None of the executive officers or directors of the Company received compensation from the Company during the year-ended January 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 15, 1999, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities).

                                                                           AMOUNT AND
                                   NAME AND ADDRESS OF                     NATURE OF               PERCENT OF
      TITLE OF CLASS                BENEFICIAL HOLDER                 BENEFICIAL OWNERSHIP           CLASS
      --------------                -----------------                 --------------------           -----
Series A Voting Preferred   Safeguard International Fund, L.P.                  4,000                 76.89%
Convertible Preferred       800 The Safeguard Building
Stock                       435 Devon Park Drive
                            Wayne, Pennsylvania 19087


Series A Voting Preferred   SCP Private Equity                              1,202.335                 23.11%
Convertible Preferred       Partners, L.P.
Stock                       Building 300
                            435 Devon Park Drive
                            Wayne, Pennsylvania 19087


Series B Non - Voting       Safeguard International Fund, L.P.                  2,500                 55.26%
Convertible Preferred       800 The Safeguard Building
Stock                       435 Devon Park Drive
                            Wayne, Pennsylvania 19087


Series B Non - Voting       State of Michigan Retirement Systems-               2,000                 44.21%
Convertible Preferred       Safeguard Limited Partnership
Stock                       c/o Safeguard International Fund, L.P.
                            800 The Safeguard Building
                            435 Devon Park Drive
                            Wayne, Pennsylvania 19087

None of the directors, officers or management of the Company own any equity securities of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The management company of Safeguard International was paid a one-time financial advisory fee in 1998 of $2.5 million for services performed, and reimbursed for various expenses incurred, in connection with the acquisition of Metallurg, Inc. Dr. Schimmelbusch and Messrs. Spector and Holly each received $400,000 of the proceeds from the financial advisory fee in their capacities as members of the management company. Dr. Schimmelbusch and Messrs. Plum, Holly and Spector, all of whom are directors of Holdings, and Mr. Fastuca, an executive officer of Holdings, are directors and/or officers of various companies that are associated, directly or indirectly, with Safeguard Scientifics, Inc., which has an ownership interest in Safeguard International Fund. Pursuant to these positions, they receive compensation from such entities.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Documents filed as a part of this report:

                  (1) A list of the financial statements filed as part of this report appears on page 27.

                  (2) The financial statement schedules required to be filed as part of this report appear on pages 57 and 104.

                  (3) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

2.1 Merger Agreement, dated as of June 15, 1998, by and among Metallurg Holdings, Inc., Metallurg Acquisition Corp. and Metallurg, Inc. (incorporated herein by reference to Exhibit S42.1 to the Form S-4 Registration Statement filed by Metallurg Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-6077)).

3.1               Certificate of Incorporation of Metallurg Holdings, Inc.
                  (incorporated herein by reference to Exhibit S43.1 to the Form S-4 Registration Statement filed by Metallurg Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-60077)).

3.2 By-laws of Metallurg Holdings, Inc. (incorporated herein by reference to Exhibit S43.2 to the Form S-4 Registration Statement filed by Metallurg Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-60077)).

4.1 Amended and Restated Stockholders Agreement, dated as of October 13, 1998, by and among the Company, Safeguard International Fund, L.P., State of Michigan Retirement Systems-Safeguard Limited Partnership and SCP Private Equity Partners, L.P.

4.2 Amended and Restated Registration Rights Agreement, dated as of October 13, 1998, by and among the Company, Safeguard International Fund, L.P., State of Michigan Retirement Systems-Safeguard Limited Partnership and SCP Private Equity Partners, L.P.

4.3 Joinder Agreement, dated as of December 7, 1998, by and among the Company, Joseph H. Marren, Scott M. Honour, Mark W. Lanigan, Robert McEvoy, Scott Morrison and the Company, Safeguard International Fund, L.P., State of Michigan Retirement Systems-Safeguard Limited Partnership and SCP Private Equity Partners,

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

                  L.P.

4.4 Indenture, dated as of July 13, 1998, by and between Metallurg Holdings, Inc. and United States Trust Company of New York (incorporated herein by reference to Exhibit S44.1 to the Form S-4 Registration Statement filed by Metallurg Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-60077)).

4.5 Form of 12-3/4% Series A Senior Discount Notes due 2008, dated as of July 13, 1998 (incorporated by reference to Exhibit 4.4)

4.6 Form of 12-3/4% Series B Senior Discount Notes due 2008, dated as of July 13, 1998 (incorporated by reference to Exhibit 4.4)

4.7 Registration Agreement, dated as of July 13, 1998, by and between Metallurg Holdings, Inc. and BancBoston Securities Inc. (incorporated herein by reference to Exhibit S44.4 to the Form S-4 Registration Statement filed by Metallurg Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-60077)).

4.8 Indenture, dated as of November 25, 1997, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation, Metallurg Holdings Corporation, Metallurg Services, Inc., MIR (China), Inc. and IBJ Schroder Bank & Trust Company (incorporated herein by reference to Exhibit S44.1 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

4.9 Form of 11% Series A Senior Notes due 2007, dated as of November 25, 1997 (incorporated herein by reference to Exhibit S44.2 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

4.10 Form of 11% Series B Senior Notes due 2007, dated as of November 25, 1997 (incorporated herein by reference to Exhibit S44.3 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

4.11 Registration Agreement, dated as of November 20, 1997, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation, Metallurg Holdings Corporation, Metallurg Services, Inc., MIR (China), Inc., Salomon Brothers Inc and BancBoston Securities Inc. (incorporated herein by reference to Exhibit S44.4 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 and Amendments No. 1 through 4 thereto, filed through March 13, 1998 (File No. 333-42141)).

10.1 Pledge Agreement, dated as of July 13, 1998, by and between Metallurg Holdings, Inc. and United States Trust Company of New York (incorporated herein by reference to Exhibit S410.1 to the Form S-4 Registration Statement filed by Metallurg Holdings, Inc. with the Securities and Exchange Commission on July 27, 1998 (File No. 333-

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

                  60077)).

10.2 Loan Agreement dated April 14, 1997 among Metallurg, Inc. and Shieldalloy Metallurgical Corporation as Borrowers, Metallurg Services, Inc., MIR (China), Inc. and Metallurg Holdings Corporation, as Guarantors, and BankBoston, N.A. as Agent for the lending institutions, as amended by the First, Second and Third Amendments thereto (incorporated herein by reference to Exhibit S410.1 to the Form S-4 Registration filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)) and as amended by the Fourth Amendment thereto (incorporated herein by reference to Exhibit S410.3 to the Form S-4 Registration Statement filed by Metallurg Holdings, Inc. with the Securities and Exchange Commission on October 14, 1998 (File No. 333-60077)).

10.3 Fifth and Sixth Amendments to the Loan Agreement dated April 14, 1997, among Metallurg, Inc. and Shieldalloy Metallurgical Corporation as Borrowers, Metallurg Services, Inc., MIR (China), Inc. and Metallurg Holdings Corporation, as Guarantors, and BankBoston, N.A. as Agent for the lending institutions.

10.4 German Loan Agreement, dated October 20, 1997, by and among GfE Gesellschaft fur Elektrometallurgie mbH, GfE Umwelttechnik GmbH, GfE Giesserei-und Stahlwerksbedarf GmbH, GfE Metalle und Metarielien GmbH and Keramed Medizintechnik GmbH and BankBoston, N.A. acting through its Frankfurt, Germany branch (incorporated herein by reference to Exhibit S410.2 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.5 First and Second Amendments to German Loan Agreement, dated October 20, 1997, by and among GfE Gesellschaft fur Elektrometallurgie mbH, GfE Umwelttechnik GmbH, GfE Giesserei-und Stahlwerksbedarf GmbH, GfE Metalle und Metarielien GmbH and Keramed Medizintechnik GmbH and BankBoston, N.A. acting through its Frankfurt, Germany branch.

10.6 Joint Disclosure Statement for the Fourth Amendment and Restated Joint Plan of Reorganization dated December 18, 1996 (incorporated by reference to Exhibit T3E.1 to the Form T-3 filed by Metallurg, Inc. with the Securities and Exchange Commission on March 21, 1997 (File No. 022-22265)).

10.7 Supplement to Joint Disclosure Statement for the Fourth Amended and Restated Joint Plan of Reorganization dated December 18, 1996 (incorporated herein by reference to Exhibit T3E.1 to the Form T-3 filed by the Company with the Securities and Exchange Commission on March 21, 1997 (File No. 022-22265)).

10.8 Settlement Agreement dated December 27, 1996 between Metallurg Inc., Shieldalloy Metallurgical Corporation, the Environmetal Protection Agency, the Department of the Interior, the Nuclear Regulatory Commission and the New Jersey Department of Environmental Protection (incorporated herein by reference to Exhibit S410.5 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

                  Exchange Commission on December 30, 1997 (File No.
                  333-42141)).

10.9 Permanent Injunction Consent Order dated December 23, 1996 between the State of Ohio, Shieldalloy Metallurgical Corporation and Cyprus Foote Mineral Company (incorporated herein by reference to Exhibit S410.6 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.10 1997 Stock Award and Sock Option Plan (incorporated herein by reference to Exhibit S410.8 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.11             1998 Equity Compensation Plan of Metallurg, Inc.

10.12 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit S410.9 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.13             Employment Agreements dated April 14, 1997 with Michael A.
                  Banks and J. Richard Budd III (incorporated herein by reference to Exhibit S410.10 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.14 Employment Agreements dated October 30, 1998; November 19, 1998; November 19, 1998; November 20, 1998; and January 4, 1999; by and between Metallurg, Inc. and each of Alan D. Ewart, Eric E. Jackson, Robin A. Brumwell, Barry C. Nuss and Ellen T. Harmon, respectively.

10.15 Consulting Agreement, dated as of October 30, 1998, and Agreement, dated August 9, 1998, each by and between Metallurg, Inc. and Michael A. Standen.

10.16             Notes dated April 15, 1997, April 15, 1998, and July 13, 1998, by and between Metallurg, Inc., as Lender, and each of Robin
                  A. Brumwell, Barry C. Nuss, J. Richard Budd III and Michael A. Banks, respectively, as Borrowers; Note dated April 15, 1997, by and between Metallurg, Inc., as Lender, and Michael A. Standen, as Borrower.

10.17 Intercompany Tax Allocation Agreement, dated July 13, 1998, by and among Metallurg Holdings, Inc., Metallurg, Inc. and various subsidiaries thereof.

16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission re agreement with Metallurg Holdings, Inc. comments concerning change in certifying accountant (incorporated by reference to Exhibit 16 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Metallurg Holdings, Inc. on November 25, 1998 (File No.333-60077)).

21.1              Subsidiaries of Metallurg Holdings, Inc.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

27.1              Financial Data Schedule

         (b) Metallurg Holdings, Inc. filed a Current Report on Form 8-K on November 25, 1998 reporting a change in certifying accountant.

         (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

         (d) The Consolidated Financial Statements and the financial statement schedules listed under Item 14(a)(2) are filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 28th day of April, 1999.


                                    METALLURG HOLDINGS, INC.


                                    By: /s/ Douglas A. Fastuca
                                        Douglas A. Fastuca
                                        Chief Financial Officer and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


SIGNATURE                      TITLE                              DATE
---------                      -----                              ----
/s/ Heinz C. Schimmelbusch     President and Chief Executive      April 28, 1999
Heinz C. Schimmelbusch         Officer and Director

/s/ Douglas A. Fastuca         Chief Financial Officer            April 28, 1999
Douglas A. Fastuca             and Treasurer

/s/ Michael R. Holly           Director                           April 28, 1999
Michael R. Holly

/s/ Samuel A. Plum             Director                           April 28, 1999
Samuel A. Plum

/s/ Arthur R. Spector          Director                           April 28, 1999
Arthur R. Spector