Form 10-Q
period 1999-04-30
METALLURG HOLDINGS INC
filed 1999-06-15
CIK 1067054

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1999

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

                           800 The Safeguard Building
                              435 Devon Park Drive
                           Wayne, Pennsylvania 19087
                           --------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (610) 293-0838
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                Yes  X       No
                                    ---         ---

There are no common equity securities of the registrant outstanding. At June 15, 1999, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


                                      INDEX

                                                                                         Page No.
                                                                                         --------
Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

              Condensed Statement of Consolidated Operations of Metallurg Holdings,
              Inc. for the Quarter Ended April 30, 1999                                    3

              Condensed Statements of Consolidated Operations of Metallurg, Inc.
              for the Quarters Ended April 30, 1999 and 1998                               4

              Condensed Consolidated Balance Sheets of Metallurg Holdings,
              Inc. at April 30, 1999 and January 31, 1999                                  5

              Condensed Consolidated Balance Sheets of Metallurg, Inc.
              at April 30, 1999 and January 31, 1999                                       6

              Condensed Statement of Consolidated Cash Flows of Metallurg Holdings,
              Inc. for the Quarter Ended April 30, 1999                                    7

              Condensed Statements of Consolidated Cash Flows of Metallurg, Inc.
              for the Quarters Ended April 30, 1999 and 1998                               8

              Notes to Condensed Unaudited Consolidated Financial Statements          9 - 15

         Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          16  - 21

Part II. OTHER INFORMATION

         Item 6. (a) EXHIBITS                                                              22

              6. (b) REPORT ON FORM 8-K                                                    22


         Signature Page                                                                    23

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                        Quarter
                                                                         Ended
                                                                       April 30,
                                                                          1999
                                                                       ---------
Sales ........................................................        $ 117,679
Commission income ............................................              134
                                                                      ---------
   Total revenue .............................................          117,813
Operating costs and expenses:                                         ---------
   Cost of sales .............................................          108,039
   Selling, general and administrative expenses ..............           15,739
                                                                      ---------
      Total operating costs and expenses .....................          123,778
                                                                      ---------
      Operating loss .........................................           (5,965)
Other income (expense):
   Other income, net .........................................               32
   Interest expense, net .....................................           (5,251)
                                                                      ---------
Loss before income tax
      provision ..............................................          (11,184)
Income tax provision .........................................              979
                                                                      ---------
Net loss .....................................................          (12,163)

Other comprehensive loss:
   Foreign currency translation adjustment ...................           (1,684)
                                                                      ---------
   Comprehensive loss ........................................        $ (13,847)
                                                                      =========


--------------------------------------------------------------------------------

       See notes to condensed unaudited consolidated financial statements

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                         Quarter       Quarter
                                                          Ended         Ended
                                                        April 30,     April 30,
                                                           1999          1998
                                                        ---------     ---------
Sales ..............................................    $ 117,679     $ 167,675
Commission income ..................................          134           155
                                                        ---------     ---------
   Total revenue ...................................      117,813       167,830
Operating costs and expenses:                           ---------     ---------
   Cost of sales ...................................      108,039       139,008
   Selling, general and administrative expenses ....       14,408        14,761
                                                        ---------     ---------
      Total operating costs and expenses ...........      122,447       153,769
                                                        ---------     ---------
      Operating (loss) income  ......................      (4,634)       14,061
Other income (expense):
   Other income, net ...............................           32           878
   Interest expense, net ...........................       (2,966)       (2,072)
                                                        ---------     ---------
(Loss)income before income tax
      provision ....................................       (7,568)       12,867
Income tax provision ...............................          976         6,077
                                                        ---------     ---------
Net (loss) income  ..................................      (8,544)        6,790

Other comprehensive (loss) income :
   Foreign currency translation adjustment .........       (1,684)           76
                                                        ---------     ---------
   Comprehensive (loss) income  .....................   $ (10,228)    $   6,866
                                                        =========     =========


--------------------------------------------------------------------------------

       See notes to condensed unaudited consolidated financial statements

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                       April 30,     January 31,
                                                          1999          1999
                                                       ---------     -----------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .....................     $  41,018      $  38,395
   Accounts and notes receivable, net ............        74,007         63,745
   Inventories ...................................       103,065        120,658
   Other assets ..................................        17,307         17,106
                                                       ---------      ---------
      Total current assets .......................       235,397        239,904
Property, plant and equipment, net ...............        47,751         49,018
Goodwill .........................................        97,525         98,794
Other assets .....................................        24,823         26,640
                                                       ---------      ---------
      TOTAL ......................................     $ 405,496      $ 414,356
                                                       =========      =========

LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt ..........................     $   5,663      $   4,945
   Trade payables ................................        44,352         37,460
   Accrued expenses ..............................        27,382         26,047
   Other current liabilities .....................         2,611          3,955
                                                       ---------      ---------
      Total current liabilities ..................        80,008         72,407
                                                       ---------      ---------

Long-term debt ...................................       179,772        178,885
Accrued pension liabilities ......................        37,915         41,062
Environmental liabilities, net ...................        34,399         35,463
Other liabilities ................................         6,007          5,556
                                                       ---------      ---------
      Total long-term liabilities ................       258,093        260,966
                                                       ---------      ---------

      Total liabilities ..........................       338,101        333,373
                                                       ---------      ---------

SHAREHOLDERS' EQUITY
Additional paid-in capital .......................        96,692         96,433
Accumulated other comprehensive (loss) income  ....       (1,669)            15
Retained deficit .................................       (27,628)       (15,465)
                                                       ---------      ---------
      Total shareholders' equity .................        67,395         80,983
                                                       ---------      ---------
      TOTAL ......................................     $ 405,496      $ 414,356
                                                       =========      =========

--------------------------------------------------------------------------------


      See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                      April 30,      January 31,
                                                         1999           1999
                                                      ---------      -----------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...................      $  39,945       $  37,293
   Accounts and notes receivable, net ..........         74,007          63,680
   Inventories .................................        103,065         120,658
   Other assets ................................         16,960          16,759
                                                      ---------       ---------
      Total current assets .....................        233,977         238,390
Property, plant and equipment, net .............         47,751          49,018
Other assets ...................................         21,979          23,709
                                                      ---------       ---------
      TOTAL ....................................      $ 303,707       $ 311,117
                                                      =========       =========

LIABILITIES
Current liabilities:
   Short-term debt and current portion
      of long-term debt ........................      $   5,663       $   4,945
   Trade payables ..............................         44,352          37,460
   Accrued expenses ............................         27,178          25,801
   Other current liabilities ...................          2,611           3,955
                                                      ---------       ---------
      Total current liabilities ................         79,804          72,161
                                                      ---------       ---------

Long-term debt .................................        107,861         109,185
Accrued pension liabilities ....................         37,915          41,062
Environmental liabilities, net .................         34,399          35,463
Other liabilities ..............................          6,007           5,556
                                                      ---------       ---------
      Total long-term liabilities ..............        186,182         191,266
                                                      ---------       ---------

      Total liabilities ........................        265,986         263,427
                                                      ---------       ---------

SHAREHOLDERS' EQUITY
Common stock ...................................             50              50
Additional paid-in capital .....................         45,516          45,257
Accumulated other comprehensive loss ...........         (2,072)           (388)
Retained (deficit) earnings ....................         (5,773)          2,771
                                                      ---------       ---------
      Total shareholders' equity ...............         37,721          47,690
                                                      ---------       ---------
      TOTAL ....................................      $ 303,707       $ 311,117
                                                      =========       =========


--------------------------------------------------------------------------------


      See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        Quarter
                                                                         Ended
                                                                       April 30,
                                                                         1999
                                                                       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................      $(12,163)
Adjustments to reconcile net loss to net cash provided by
operating activities:
  Depreciation and amortization ...................................       3,301
  Gain on sale of assets ..........................................          (7)
  Interest accretion on Discount Notes ............................       2,211
  Deferred income taxes ...........................................         580
  Provision for doubtful accounts .................................         135
  Other, net ......................................................       4,316
                                                                       --------
    Total .........................................................      (1,627)

Change in operating assets and liabilities:
  Increase in trade receivables ...................................     (14,917)
  Decrease in inventories ..............................                 13,754
  Decrease in other current assets ................................       1,024
  Increase in trade payables and accrued expenses .................       8,076
  Other assets and liabilities, net ...............................      (1,637)
                                                                       --------
    Net cash provided by operating activities .....................       4,673
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ......................      (2,340)
  Proceeds from asset sales .......................................          13
  Other, net ......................................................        (293)
                                                                       --------
    Net cash used in investing activities .........................      (2,620)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings .......................................       1,296
  Repayment of long-term debt .....................................        (392)
                                                                       --------
    Net cash provided by financing activities .....................         904
                                                                       --------

Effects of exchange rate changes on cash and cash equivalents .....        (334)
                                                                       --------
Net increase in cash and cash equivalents .........................       2,623
Cash and cash equivalents - beginning of period ...................      38,395
                                                                       --------
Cash and cash equivalents - end of period .........................    $ 41,018
                                                                       ========


--------------------------------------------------------------------------------


      See notes to condensed unaudited consolidated financial statements.

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            Quarter     Quarter
                                                             Ended       Ended
                                                           April 30,   April 30,
                                                              1999        1998
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ......................................   $ (8,544)   $  6,790
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
  Executive stock awards ...............................         --         293
  Depreciation and amortization ........................      1,945       2,188
  Gain on sale of assets ...............................         (7)       (493)
  Deferred income taxes ................................        580       1,387
  Provision for doubtful accounts ......................        135         289
  Other, net ...........................................      4,316       4,123
                                                           --------    --------
    Total ..............................................     (1,575)     14,577

Change in operating assets and liabilities:
  Increase in trade receivables ........................    (14,982)    (11,353)
  Decrease (increase) in inventories ...................     13,754        (297)
  Decrease in other current assets .....................      1,024       1,328
  Increase in trade payables and accrued expenses ......      8,118       8,633
  Payment for environmental remediation ................       (713)       (558)
  Other assets and liabilities, net ....................       (924)     (1,286)
                                                           --------    --------
    Net cash provided by operating activities ..........      4,702      11,044
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...........     (2,340)     (2,929)
  Proceeds from asset sales ............................         13       1,143
  Other, net ...........................................       (293)     (1,781)
                                                           --------    --------
    Net cash used in investing activities ..............     (2,620)     (3,567)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings ............................      1,296         146
  Repayment of long-term debt ..........................       (392)       (419)
                                                           --------    --------
    Net cash provided by (used in ) financing activities        904        (273)
                                                           --------    --------

Effects of exchange rate changes on cash and
  cash equivalents .....................................       (334)         14
                                                           --------    --------
Net increase in cash and cash equivalents ..............      2,652       7,218
Cash and cash equivalents - beginning of period ........     37,293      43,003
                                                           --------    --------
Cash and cash equivalents - end of period ..............   $ 39,945    $ 50,221
                                                           ========    ========


--------------------------------------------------------------------------------

     See notes to condensed unaudited consolidated financial statements.

METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Metallurg Holdings, Inc., a Delaware corporation, was formed on June 10, 1998 and is owned by Safeguard International Fund, L.P. ("Safeguard International") an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Holdings, Inc. acquired Metallurg, Inc.

     The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg Holdings, Inc. ("Metallurg Holdings") and Metallurg, Inc. and its majority-owned subsidiaries ("Metallurg") (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of January 31, 1999 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

     For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the year ended January 31, 1999.

     Metallurg Holdings and Metallurg, Inc. both report on a fiscal year ending January 31. The operating subsidiaries of Metallurg, Inc. report on a calendar year ending December 31. Accordingly, the consolidated financial statements of Metallurg Holdings include the accounts of Metallurg Holdings and Metallurg, Inc. for the quarter ended April 30, 1999 and of Metallurg, Inc.'s operating subsidiaries for the quarter ended March 31, 1999. Balance sheet data at April 30, 1999 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at April 30, 1999 and of Metallurg, Inc.'s operating subsidiaries at March 31, 1999. Balance sheet data at January 31, 1999 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at January 31, 1999 and of Metallurg, Inc.'s operating subsidiaries at December 31, 1998.


2.   INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                    April 30,   January 31,
                                                      1999         1999
                                                    ---------   -----------
        Raw materials ..........................    $ 20,468     $ 29,096
        Work in process ........................       2,862        3,249
        Finished goods .........................      74,877       83,116
        Other ..................................       4,858        5,197
                                                    --------     --------
           Total ...............................    $103,065     $120,658
                                                    ========     ========

3.   COMMITMENTS AND CONTINGENCIES

     The Company continues defending various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's future results of operations or cash flows.

4.   EARNINGS PER COMMON SHARE

     The presentation of earnings per share is not presented since 100% of the capital stock of the Company is owned by a group of private investors led by and including Safeguard International.

5.   ACQUISITION TRANSACTIONS

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

     At the time of the Merger, each outstanding share of Metallurg common stock, par value $.01 per share, was converted into the right to receive $30 in cash, representing an aggregate cash price of approximately $152,200,000 (including payments for cancellation of compensatory options). Metallurg Holding's purchase of Metallurg was recorded under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The total value of the transaction, including existing indebtedness and environmental, pension and other liabilities, net of cash, was approximately $300,000,000. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $101,500,000 and is being amortized over a period of 20 years. The purchase price allocation is subject to finalization in 1999.

     In order to finance the Merger, (i) Safeguard International and certain of its limited partners contributed approximately $97,000,000 of capital to Metallurg Holdings (the "Equity Contribution"); and (ii) Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering (the "Offering") of $121,000,000 aggregate principal amount at maturity of 12 3/4% Senior Discount Notes due 2008 (the "Discount Notes"). As used herein, the term "Acquisition Transactions" means the Equity Contribution, the Offering, the Merger, the Consent Solicitation (as defined herein) and the execution of a supplemental indenture to the indenture governing Metallurg's 11% Senior Notes due 2007 (the "Senior Notes").

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

6.   PRO FORMA RESULTS (UNAUDITED)

     The pro forma information presented below is based upon the historical financial statements of Metallurg included elsewhere herein. The pro forma information illustrate the estimated effects of (i) the issuance of the 12-3/4% Senior Discount Notes of Metallurg Holdings due 2008 and (ii) the Merger and the transactions related thereto (collectively, the "Pro Forma Transactions"), as if these transactions had occurred as of January 31, 1998.

                                                     Quarter        Quarter
                                                      Ended          Ended
                                                    April 30,      April 30,
                                                       1999           1998
                                                    ---------      ---------
     Revenues .................................     $ 117,813      $167,830
     Operating (loss) income ..................        (5,965)       12,729
     Net (loss) income ........................       (12,303)        3,293

     The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the Pro Forma Transactions taken place at the beginning of the respective periods or the future operating results of the Company.

     This Merger has been accounted for under the purchase method of accounting and accordingly, the results of operations of Metallurg have been included in the accompanying consolidated financial statements since the date of the Merger, July 13, 1998. The cost of the Merger was allocated on the basis of the preliminary estimated fair value of the assets acquired and liabilities assumed. These estimates are being finalized during 1999.

     The pro forma adjustments include the amortization of goodwill over 20 years, interest expense due to the issuance of the Discount Notes, certain overhead expenses and the tax effect of the pro forma adjustments.

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

8.   SUPPLEMENTAL GUARANTOR INFORMATION

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, Shieldalloy Metallurgical Corporation ("Shieldalloy"), Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, Inc. and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE QUARTER ENDED APRIL 30, 1999
                                 (In thousands)

                                                                   Combined        Combined
                                              Metallurg, Inc.     Guarantor     Non-Guarantor                      Metallurg, Inc.
                                            ("Parent Company")   Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                             ----------------    ------------    -------------     ------------    ---------------
Sales ....................................        $  7,297         $ 32,741         $ 96,653         $(19,012)        $ 117,679
Commission income ........................              --                2              177              (45)              134
                                                  --------         --------         --------         --------         ---------
   Total revenue .........................           7,297           32,743           96,830          (19,057)          117,813
                                                  --------         --------         --------         --------         ---------
Operating costs and expenses:
   Cost of sales .........................           6,572           35,244           85,120          (18,897)          108,039
   Selling, general and
      administrative expenses ............           1,926            2,191           10,291               --            14,408
                                                  --------         --------         --------         --------         ---------
   Total operating costs and
      expenses ...........................           8,498           37,435           95,411          (18,897)          122,447
                                                  --------         --------         --------         --------         ---------
Operating (loss) income ..................          (1,201)          (4,692)           1,419             (160)           (4,634)

Other income (expense):
   Other income, net .....................              --                7               25               --                32
   Interest (expense) income, net ........          (2,931)             426             (461)              --            (2,966)
   Equity in losses of
      subsidiaries .......................          (2,986)            (675)              --            3,661                --
                                                  --------         --------         --------         --------         ---------
(Loss) income before income
     tax provision .......................          (7,118)          (4,934)             983            3,501            (7,568)
Income tax provision (benefit) ...........           1,426           (1,623)           1,173               --               976
                                                  --------         --------         --------         --------         ---------
Net loss .................................          (8,544)          (3,311)            (190)           3,501            (8,544)

Other comprehensive loss:
   Foreign currency translation adjustment          (1,684)          (1,199)          (1,676)           2,875            (1,684)
                                                  --------         --------         --------         --------         ---------
   Comprehensive loss ....................        $(10,228)        $ (4,510)        $ (1,866)        $  6,376         $ (10,228)
                                                  ========         ========         ========         ========         =========

       CONDENSED CONSOLIDATING BALANCE SHEET AT APRIL 30, 1999 (UNAUDITED)
                                 (In thousands)


                                                           Combined           Combined
                                      Metallurg, Inc.      Guarantor       Non-Guarantor                      Metallurg, Inc.
                                     ("Parent Company")  Subsidiaries      Subsidiaries       Eliminations     Consolidated
                                     ------------------  ------------      -------------      ------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents ....        $  28,998         $   1,131         $  15,374         $  (5,558)        $  39,945
   Accounts, notes and loans
      receivable, net ...........           28,754            39,946            58,019           (52,712)           74,007
   Inventories ..................               --            36,840            69,503            (3,278)          103,065
   Other assets .................            8,224             2,036             8,193            (1,493)           16,960
                                         ---------         ---------         ---------         ---------         ---------
       Total current assets .....           65,976            79,953           151,089           (63,041)          233,977
Investments - intergroup ........          103,762            55,248                --          (159,010)               --
Property, plant and
   equipment, net ...............            1,026             7,962            38,763                --            47,751
Other assets ....................            5,167            17,618            16,408           (17,214)           21,979
                                         ---------         ---------         ---------         ---------         ---------
      Total .....................        $ 175,931         $ 160,781         $ 206,260         $(239,265)        $ 303,707
                                         =========         =========         =========         =========         =========
LIABILITIES
Current liabilities:
   Short-term debt and current
     portion of long-term debt ..                                            $  11,221         $  (5,558)        $   5,663
   Accounts and loans payable ...        $  13,176         $  29,560            64,328           (62,712)           44,352
   Accrued expenses .............            6,290             8,085            12,803                --            27,178
   Other current liabilities ....               --             1,519             2,585            (1,493)            2,611
                                         ---------         ---------         ---------         ---------         ---------
      Total current liabilities .           19,466            39,164            90,937           (69,763)           79,804
                                         ---------         ---------         ---------         ---------         ---------
Long-term liabilities:
   Long-term debt ...............          100,000                --             7,861                --           107,861
   Accrued pension liabilities ..              173             1,795            35,947                --            37,915
   Environmental liabilities, net               --            31,986             2,413                --            34,399
   Other liabilities ............           18,571                --             4,650           (17,214)            6,007
                                         ---------         ---------         ---------         ---------         ---------
      Total long-term liabilities          118,744            33,781            50,871           (17,214)          186,182
                                         ---------         ---------         ---------         ---------         ---------
      Total liabilities .........          138,210            72,945           141,808           (86,977)          265,986
                                         ---------         ---------         ---------         ---------         ---------
SHAREHOLDERS' EQUITY:
   Common stock outstanding .....               50             1,227            52,191           (53,418)               50
   Additional paid-in capital ...           45,516            90,867             1,014           (91,881)           45,516
   Accumulated other
     comprehensive (loss) income.           (2,072)           (1,385)           19,669           (18,284)           (2,072)
   Retained deficit .............           (5,773)           (2,873)           (8,422)           11,295            (5,773)
                                         ---------         ---------         ---------         ---------         ---------
      Shareholders' equity ......           37,721            87,836            64,452          (152,288)           37,721
                                         ---------         ---------         ---------         ---------         ---------
      Total .....................        $ 175,931         $ 160,781         $ 206,260         $(239,265)        $ 303,707
                                         =========         =========         =========         =========         =========

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                      FOR THE QUARTER ENDED APRIL 30, 1999
                                 (In thousands)


                                                                Combined         Combined
                                             Metallurg, Inc.    Guarantor     Non-Guarantor                      Consolidated
                                           ("Parent Company")  Subsidiaries   Subsidiaries    Eliminations      Metallurg, Inc.
                                           ------------------  ------------   -------------   ------------      ---------------
NET CASH FLOWS FROM
   OPERATING ACTIVITIES ................        $    448         $ 2,915         $  1,323         $    16         $  4,702
                                                --------         -------         --------         -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
     equipment .........................            (129)           (604)          (1,607)             --           (2,340)
   Proceeds from asset sales ...........              --              13               --              --               13
   Other, net ..........................            (312)             --               19              --             (293)
                                                --------         -------         --------         -------         --------
Net cash used in investing
   activities ..........................            (441)           (591)          (1,588)             --           (2,620)
                                                --------         -------         --------         -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Intergroup borrowings (repayments) ..           3,238          (2,288)            (934)            (16)              --
   Net short-term borrowings ...........              --              --              776             520            1,296
   Repayment of long-term debt .........              --              --             (392)             --             (392)
   Dividends received (paid) ...........             140              --             (140)             --               --
                                                --------         -------         --------         -------         --------
Net cash provided by (used in) financing
   activities ..........................           3,378          (2,288)            (690)            504              904
                                                --------         -------         --------         -------         --------
Effects of exchange rate changes on cash
   and cash equivalents ................              --              --             (334)             --             (334)
                                                --------         -------         --------         -------         --------
Net increase (decrease) in cash and cash
   equivalents .........................           3,385              36           (1,289)            520            2,652
Cash and cash equivalents -
   beginning of period .................          25,613           1,095           16,663          (6,078)          37,293
                                                --------         -------         --------         -------         --------
Cash and cash equivalents -
   end of period .......................        $ 28,998         $ 1,131         $ 15,374         $(5,558)        $ 39,945
                                                ========         =======         ========         =======         ========

9.   SUBSEQUENT EVENT

     In June 1999, the Company received proceeds in the amount of $6.5 million from an insurance company upon settlement of environmental claims relating to periods dating back to the 1960's. These claims relate to historical costs of remedial activities at the Company's Newfield, New Jersey site.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of the Company's business, the Company's dependence on foreign customers (particularly customers in Europe), the economic strength of the Company's markets generally and particularly the strength of the demand for iron, steel, aluminum and superalloys and titanium alloy industries in those markets, the accuracy of the Company's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.


OVERVIEW

The industries that Metallurg supplies are cyclical. Throughout 1997 and into 1998, market conditions for most of Metallurg's products were favorable. However, sales prices and demand for several of Metallurg's major products declined during the second half of 1998 and into 1999. Metallurg believes that the declines were the result of economic turmoil seen in Asia, Latin America and Russia in 1997 and 1998. In the steel industry, this led to lower production almost everywhere except in the U.S. during the first half of 1998. In the second half of 1998, Japan, Russia, Brazil and some other Asian countries exported large volumes of steel to the U.S. causing domestic production to be drastically curtailed in the latter months of 1998 and into 1999 with only very slow improvement beginning to show towards the end of the quarter. In addition, civilian airliner production in 1998 did not reach the levels forecast by a major producer, and the economic turmoil already mentioned caused postponements and cancellation of orders for airliners as trans-Pacific and Asian air passenger volumes fell sharply. These factors contributed to lower sales of products to the superalloy and titanium alloy industries, which had been left holding vastly excessive inventories of their aerospace related products. The aluminum industry had sustained satisfactory levels of demand for the Company's products throughout 1998, as this has continued in 1999.

As Metallurg Holdings is a holding company and does not have any material operations or asets other than the ownership of Metallurg, the following discussion of the Company's results of operations relates to Metallurg, unless otherwise indicated.


METALLURG HOLDINGS' RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 30, 1999

The net loss, which is discussed in the following section of $12.2 million includes the consolidation of Metallurg, Inc. (a loss of $8.5 million), $2.2 million of interest expense on its Senior Discount Notes, $1.4 million of amortization of acquisition, goodwill and deferred issuance costs and $0.1 million of general overhead costs.


METALLURG INC.'S RESULTS OF OPERATIONS

Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around Metallurg's core production facilities in the United States, the United Kingdom and Germany.

Summarized financial information concerning Metallurg, Inc.'s reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items, fresh-start adjustments and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments.

                                                    London and    Gesellschaft
                                                   Scandinavian    fur Elektro-  Elektrowerk
                                                   Metallurgical   metallurgie   Weisweiler                         Metallurg, Inc.
                                                     Co., Ltd.         mbH          GmbH               Intersegment  Consolidated
                                      Shieldalloy     ("LSM")        ("GfE")       ("EWW")     Other   Eliminations     Totals
                                      -----------  -------------  -------------  -----------  -------  ------------  ------------
FOR THE  FOR THE QUARTER ENDED APRIL 30, 1999
Revenues from external customers        $31,712       $26,955        $19,950        $3,290    $35,906                  $117,813
Intergroup revenue .............          1,029         8,653          3,652         5,437     11,282    $(30,053)           --
Income tax (benefit) provision .         (1,669)          256            141           226      2,022          --           976
Net (loss) income ..............         (2,704)          386         (1,083)          224     (8,193)      2,826        (8,544)

FOR THE  FOR THE QUARTER ENDED APRIL 30, 1998
Revenues from external customers        $54,375       $31,031        $29,457        $5,298    $47,669                  $167,830
Intergroup revenue .............          1,158        15,746          2,770         9,872     13,880    $(43,426)           --
Income tax provision ...........          3,113           605            601           861        897          --         6,077
Net income .....................          4,409         1,327            876           791      8,050      (8,663)        6,790


Total Revenues

Total revenues decreased from $167.8 million in the quarter ended April 30, 1998 to $117.8 million in the quarter ended April 30, 1999 due to decreases in the selling prices and volumes of Metallurg's primary products.

Shieldalloy revenues were $22.8 million (41%) below the first quarter of 1998. As a result of the negative developments in the steel industry, the market price of ferrovanadium, a significant product for Shieldalloy, declined from approximately $13.75 per pound during April 1998 to approximately $5.25 per pound during April 1999. Decreased volume and selling prices of ferrovanadium during the first quarter of 1999 resulted in a revenue decrease of approximately $10.0 million. Volume and selling prices of ferrosilicon, chrome metal and low carbon ferrochrome also declined in 1999.

The developments in the aerospace industry led to a reduction in superalloy and titanium alloy demand that impacted negatively on price, and particularly on volumes, of Metallurg's specialty low carbon ferrochrome, chromium and vanadium aluminum products. As a result of negative developments in the steel and aerospace industries, LSM total revenues were $11.2 million (24%) below the first quarter of 1998 due primarily to decreased volume of ferrotitanium and chromium metal sales. GfE total revenues were $8.6 million (27%) below 1998 due primarily to decreased selling prices and volumes of vanadium aluminum and ferrovanadium. Total revenues of EWW were $6.4 million (42%) below the first quarter of 1998 due primarily to reduced demand for low carbon ferrochrome.

Gross Margins

Total gross margin decreased from $28.8 million in the quarter ended April 30, 1998 to $9.8 million in the quarter ended April 30, 1999, a decrease of 66.1%, due principally to price and volume decreases in ferrovanadium, ferrotitanium and chromium. In addition, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million relating to ferrovanadium in 1999. In aluminum master alloys and compacted products, a decrease in volume was more than offset by improvements in product mix and cost reductions. Gross margins of low carbon ferrochrome declined in 1999, resulting from lower selling prices and less favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased slightly from $14.8 million in the quarter ended April 30, 1998 to $14.4 million in the quarter ended April 30, 1999. For the quarter ended April 30, 1998, SG&A represented 8.8% of the Company's sales compared to 12.2% for the quarter ended April 30, 1999, as a result of decreased revenues.

Operating Income

Operating income decreased from $14.1 million in the quarter ended April 30, 1998 to a loss of $4.6 million in the quarter ended April 30, 1999, due to the decrease in gross margin, discussed above.

Other Income, Net

In March 1998, Metallurg sold its minority investment in a Luxemburg affiliate and realized a gain of approximately $0.9 million.

Interest Expense, Net:

Interest expense, net, is as follows (in thousands):

                                            Quarter    Quarter
                                             Ended      Ended
                                           April 30,  April 30,
                                              1999       1998
                                           ---------  ---------
                 Interest income ........   $   492    $   828
                 Interest expense .......    (3,458)    (2,900)
                                            -------    -------
                    Interest expense, net   $(2,966)   $(2,072)
                                            =======    =======

Interest expense increased $0.6 million in the quarter ended April 30, 1999 reflecting primarily higher effective interest rates and increased external borrowing levels during the current period.

Income Tax Provision:

Income tax provision, net of tax benefits, is as follows (in thousands):

                                                Quarter    Quarter
                                                 Ended      Ended
                                               April 30,  April 30,
                                                 1999       1998
                                                 ----      ------
               Total current ..............      $396      $4,690
               Total deferred .............       580       1,387
                                                 ----      ------
                  Income tax provision, net      $976      $6,077
                                                 ====      ======


The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of foreign tax rates over the statutory Federal income tax rate; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.2 million in the quarter ended April 30, 1999; and (v) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.3 million in the quarter ended April 30, 1999. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods.

Net Income

Net income decreased from $6.8 million for the quarter ended April 30, 1998 to a loss of $8.5 million for the quarter ended April 30, 1999. The decrease in 1999 results primarily from reduced gross margins and increased interest expense, as noted above.

LIQUIDITY AND FINANCIAL RESOURCES OF THE COMPANY

General

The Company's sources of liquidity include cash from operations and amounts available under credit facilities. The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least January 31, 2000.

At April 30, 1999, the Company had cash and cash equivalents of $41.0 million and working capital of $155.4 million. Metallurg had cash and cash equivalents of $39.9 million and working capital of $154.2 million, as compared to $37.3 million and $166.2 million, respectively, at January 31, 1999. For the first quarter of 1999, the Company generated $4.7 million in cash from operations. Capital expenditures approximated $2.3 million in the first quarter of 1999.


Credit Facilities and Other Financing Arrangements

Metallurg, Inc. has a credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources at a rate per annum equal to (i) the Alternate Base Rate plus 1.0% per annum (the Alternate Base Rate is the greater of the Base Rate or the Federal Funds Effective Rate plus 0.5%) or (ii) the reserve adjusted Eurodollar rate plus 2.5% for interest periods of one, two or three months. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $30.0 million of which may be used for letters of credit in the U.S. At April 30, 1999, there were no outstanding loans and $25.1 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. On October 20, 1997, BankBoston, N.A., through its Frankfurt office, made available up to DM
20.5 million (approximately $11.3 million) of financing to certain of its German subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At April 30, 1999, no loans were outstanding in Germany under this Facility.

In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At April 30, 1999, there were $4.5 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

Metallurg invested $2.3 million in capital expenditures during the first quarter of 1999. Capital expenditures are expected to total approximately $18.0 million in 1999. Although Metallurg has budgeted these items in 1999, Metallurg has not committed to complete these projects which are contingent on senior management approval and other conditions. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", requires that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted by the Company to their present value. During the first quarter of 1999, Metallurg expended $0.7 million for environmental remediation.

In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of April 30, 1999, had an estimated cost of completion of $36.7 million. Of this amount, approximately $2.9 million is expected to be expended in the last three quarters of 1999, $5.7 million in 2000 and $7.4 million in 2001. In addition, Metallurg estimates it will make expenditures of $4.3 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $1.9 million is expected to be expended in the last three quarters of 1999, $0.9 million in 2000 and $0.8 million in 2001.

YEAR 2000 READINESS

Metallurg has completed an internal review of its and its subsidiaries' information technology systems in connection with its assessment of Year 2000 readiness and is in the process of replacing or modifying some of the management and accounting systems at its subsidiaries to upgrade them generally and to make them Year 2000 ready. Metallurg expects to spend between $1.0 million and $2.0 million on these systems changes. Metallurg expects that the information technology systems for all of its subsidiaries will be Year 2000 ready by August 31, 1999 and a substantial percentage has been completed to date. Those systems that are not being replaced are being, or have been, modified by Metallurg personnel to assure that they are Year 2000 ready. Accordingly, no additional cost has been recognized for such internal upgrades. Metallurg is currently assessing whether any of its non-information technology will need to be modified to become Year 2000 ready.

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

PART II    OTHER INFORMATION




ITEM 6.(a) EXHIBITS

           27. Financial Data Schedule

     6.(b) REPORT ON FORM 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 15, 1999 on its behalf by the undersigned thereunto duly authorized.


                                           METALLURG HOLDINGS, INC.


                                           /s/ ARTHUR R. SPECTOR
                                           -----------------------------------
                                               Arthur R. Spector
                                               Vice President
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)