Form 10-Q
period 1999-10-31
METALLURG HOLDINGS INC
filed 1999-12-10
CIK 1067054

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO
                            ------------------------
                            METALLURG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                       23-2967577
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

       800 THE SAFEGUARD BUILDING                 19087
435 DEVON PARK DRIVE, WAYNE, PENNSYLVANIA      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 293-0838
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]     No [ ]

     There are no common equity securities of the registrant outstanding. At December 10, 1999, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
Part I.  FINANCIAL INFORMATION:
  Item 1 -- Financial Statements (Unaudited)
     Condensed Statements of Consolidated Operations of
      Metallurg Holdings, Inc. for the Quarter and the Three
      Quarters Ended October 31, 1999, the Quarter Ended
      October 31, 1998 and for the Period June 10, 1998
      (inception) to October 31, 1998.......................        3
     Condensed Statements of Consolidated Operations of
      Metallurg, Inc. for the Quarter and the Three Quarters
      Ended October 31, 1999 and 1998.......................        4
     Condensed Consolidated Balance Sheets of Metallurg
      Holdings, Inc. at October 31, 1999 and January 31,
      1999..................................................        5
     Condensed Consolidated Balance Sheets of Metallurg,
      Inc. at October 31, 1999 and January 31, 1999.........        6
     Condensed Statements of Consolidated Cash Flows of
      Metallurg Holdings, Inc. for the Three Quarters Ended
      October 31, 1999 and for the Period June 10, 1998
      (inception) to October 31, 1998.......................        7
     Condensed Statements of Consolidated Cash Flows of
      Metallurg, Inc. for the Three Quarters Ended October
      31, 1999 and 1998.....................................        8
     Notes to Condensed Unaudited Consolidated Financial
      Statements............................................   9 - 17
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........  18 - 25
  Item 3 -- Quantitative and Qualitative Disclosure of
     Market Risk............................................       25

Part II.  OTHER INFORMATION:
  Item 6.(a) EXHIBITS.......................................       26
  Item 6.(b) REPORT ON FORM 8-K.............................       26
  Signature Page............................................       27

                                     PART I

                             FINANCIAL INFORMATION

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                      FOR THE PERIOD
                                                  QUARTER ENDED          THREE        JUNE 10, 1998
                                                   OCTOBER 31,       QUARTERS ENDED   (INCEPTION) TO
                                               -------------------    OCTOBER 31,      OCTOBER 31,
                                                 1999       1998          1999             1998
                                               --------   --------   --------------   --------------
Sales.......................................   $113,103   $125,504      $346,679         $127,778
Commission income...........................        155        162           444              162
                                               --------   --------      --------         --------
  Total revenue.............................    113,258    125,666       347,123          127,940
                                               --------   --------      --------         --------
Operating costs and expenses:
  Cost of sales.............................     99,570    109,720       308,374          111,894
  Selling, general and administrative
     expenses...............................     14,994     15,080        46,134           15,866
  Environmental expense recovery............         --         --        (5,501)              --
  Restructuring charges.....................         --         --         4,386               --
  Merger-related costs......................         --      2,607            --            3,482
                                               --------   --------      --------         --------
  Total operating costs and expenses........    114,564    127,407       353,393          131,242
                                               --------   --------      --------         --------
Operating loss..............................     (1,306)    (1,741)       (6,270)          (3,302)
Other income (expense):
  Other (expense) income, net...............        (16)     1,306           (11)           1,306
  Interest expense, net.....................     (4,721)    (4,443)      (15,041)          (5,276)
                                               --------   --------      --------         --------
Loss before income tax provision
  (benefit).................................     (6,043)    (4,878)      (21,322)          (7,272)
Income tax provision (benefit)..............        746     (1,104)        3,496           (1,678)
                                               --------   --------      --------         --------
Net loss....................................     (6,789)    (3,774)      (24,818)          (5,594)
Other comprehensive income (loss):
  Foreign currency translation adjustment...      2,048      1,356          (373)           1,356
                                               --------   --------      --------         --------
  Comprehensive loss........................   $ (4,741)  $ (2,418)     $(25,191)        $ (4,238)
                                               ========   ========      ========         ========

      See notes to condensed unaudited consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                        QUARTER ENDED      THREE QUARTERS ENDED
                                                         OCTOBER 31,            OCTOBER 31,
                                                     -------------------   ---------------------
                                                       1999       1998       1999        1998
                                                     --------   --------   ---------   ---------
Sales.............................................   $113,103   $142,522   $346,679    $479,951
Commission income.................................        155        186        444         600
                                                     --------   --------   --------    --------
  Total revenue...................................    113,258    142,708    347,123     480,551
                                                     --------   --------   --------    --------
Operating costs and expenses:
  Cost of sales...................................     99,570    124,401    308,374     406,080
  Selling, general and administrative expenses....     13,656     15,587     42,130      45,495
  Environmental expense recovery..................         --         --     (5,501)         --
  Restructuring charges...........................         --         --      4,386          --
  Merger-related costs............................         --      2,607         --       7,023
                                                     --------   --------   --------    --------
  Total operating costs and expenses..............    113,226    142,595    349,389     458,598
                                                     --------   --------   --------    --------
Operating income (loss)...........................         32        113     (2,266)     21,953
Other income (expense):
  Other (expense) income, net.....................        (16)     1,487        (11)      2,032
  Interest expense, net...........................     (2,298)    (2,303)    (8,158)     (6,919)
                                                     --------   --------   --------    --------
(Loss) income before income tax provision
  (benefit).......................................     (2,282)      (703)   (10,435)     17,066
Income tax provision (benefit)....................        743       (741)     3,488       8,740
                                                     --------   --------   --------    --------
Net (loss) income.................................     (3,025)        38    (13,923)      8,326
Other comprehensive (loss) income:
  Foreign currency translation adjustment.........      2,048      1,356       (373)        280
                                                     --------   --------   --------    --------
  Comprehensive (loss) income.....................   $   (977)  $  1,394   $(14,296)   $  8,606
                                                     ========   ========   ========    ========

      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                OCTOBER 31,     JANUARY 31,
                                                                    1999           1999
                                                                ------------    -----------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 49,583       $ 38,395
  Accounts receivable, net..................................        69,330         63,745
  Inventories...............................................        98,341        120,658
  Other assets..............................................        13,340         17,106
                                                                  --------       --------
          Total current assets..............................       230,594        239,904
Property, plant and equipment, net..........................        50,893         49,018
Goodwill....................................................        94,986         98,794
Other assets................................................        25,506         26,640
                                                                  --------       --------
          Total.............................................      $401,979       $414,356
                                                                  ========       ========
LIABILITIES
Current liabilities:
  Short-term debt and current portion of long-term debt.....      $  1,548       $  4,945
  Trade payables............................................        46,023         37,460
  Accrued expenses..........................................        34,581         26,047
  Other current liabilities.................................         2,323          3,955
                                                                  --------       --------
          Total current liabilities.........................        84,475         72,407
                                                                  --------       --------
Long-term debt..............................................       184,160        178,885
Accrued pension liabilities.................................        37,818         41,062
Environmental liabilities, net..............................        32,733         35,463
Other liabilities...........................................         6,276          5,556
                                                                  --------       --------
          Total long-term liabilities.......................       260,987        260,966
                                                                  --------       --------
          Total liabilities.................................       345,462        333,373
                                                                  --------       --------
SHAREHOLDERS' EQUITY
Additional paid-in capital..................................        97,158         96,433
Accumulated other comprehensive (loss) income...............          (358)            15
Retained deficit............................................       (40,283)       (15,465)
                                                                  --------       --------
          Total shareholders' equity........................        56,517         80,983
                                                                  --------       --------
          Total.............................................      $401,979       $414,356
                                                                  ========       ========

      See notes to condensed unaudited consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                OCTOBER 31,     JANUARY 31,
                                                                    1999           1999
                                                                ------------    -----------
                                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $ 48,425       $ 37,293
  Accounts receivable, net..................................        69,330         63,680
  Inventories...............................................        98,341        120,658
  Other assets..............................................        12,974         16,759
                                                                  --------       --------
          Total current assets..............................       229,070        238,390
Property, plant and equipment, net..........................        50,893         49,018
Other assets................................................        22,835         23,709
                                                                  --------       --------
          Total.............................................      $302,798       $311,117
                                                                  ========       ========
LIABILITIES
Current Liabilities:
  Short-term debt and current portion of long-term debt.....      $  1,548       $  4,945
  Trade payables............................................        46,023         37,460
  Accrued expenses..........................................        34,300         25,801
  Other current liabilities.................................         2,315          3,955
                                                                  --------       --------
          Total current liabilities.........................        84,186         72,161
                                                                  --------       --------
Long-term debt..............................................       107,666        109,185
Accrued pension liabilities.................................        37,818         41,062
Environmental liabilities, net..............................        32,733         35,463
Other liabilities...........................................         6,276          5,556
                                                                  --------       --------
          Total long-term liabilities.......................       184,493        191,266
                                                                  --------       --------
          Total liabilities.................................       268,679        263,427
                                                                  --------       --------
SHAREHOLDERS' EQUITY
Common stock................................................            50             50
Additional paid-in capital..................................        45,982         45,257
Accumulated other comprehensive loss........................          (761)          (388)
Retained (deficit) earnings.................................       (11,152)         2,771
                                                                  --------       --------
          Total shareholders' equity........................        34,119         47,690
                                                                  --------       --------
          Total.............................................      $302,798       $311,117
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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  FOR THE PERIOD
                                                                    THREE         JUNE 10, 1998
                                                                QUARTERS ENDED    (INCEPTION) TO
                                                                 OCTOBER 31,       OCTOBER 31,
                                                                     1999              1998
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................       $(24,818)        $  (5,594)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of executive stock awards.................             --               354
     Depreciation and amortization..........................         10,266             3,338
     Loss on sale of assets.................................             16                --
     Interest accretion on Discount Notes...................          6,794             2,494
     Deferred income taxes..................................          1,311                --
     Provision for doubtful accounts........................            374                --
     Provision for restructuring costs......................          4,386                --
     Other, net.............................................          5,773             3,553
                                                                   --------         ---------
          Total.............................................          4,102             4,145
  Change in operating assets and liabilities:
     (Increase) decrease in trade receivables...............         (6,396)           21,294
     Decrease (increase) in inventories.....................         21,112           (14,209)
     Decrease (increase) in other current assets............          2,392            (6,571)
     Increase (decrease) in trade payables and accrued
       expenses.............................................         13,457            (8,732)
     Payments for environmental remediation.................         (2,132)               --
     Other assets and liabilities, net......................         (9,068)             (444)
                                                                   --------         ---------
          Net cash provided by (used in) operating
            activities......................................         23,467            (4,517)
                                                                   --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................         (9,373)           (4,581)
  Proceeds from asset sales.................................             42                --
  Cash paid for acquisition of Metallurg, Inc., net of cash
     acquired...............................................             --          (112,345)
  Other, net................................................            (61)             (101)
                                                                   --------         ---------
          Net cash used in investing activities.............         (9,392)         (117,027)
                                                                   --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings (repayments)....................         (1,680)             (117)
  (Repayment) proceeds of long-term debt, net...............           (874)           68,037
  Capital contribution......................................             --            97,023
  Other.....................................................             --            (1,835)
                                                                   --------         ---------
          Net cash (used in) provided by financing
            activities......................................         (2,554)          163,108
                                                                   --------         ---------
Effects of exchange rate changes on cash and cash
  equivalents...............................................           (333)              445
                                                                   --------         ---------
Net increase in cash and cash equivalents...................         11,188            42,009
Cash and cash equivalents -- beginning of period............         38,395                --
                                                                   --------         ---------
Cash and cash equivalents -- end of period..................       $ 49,583         $  42,009
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

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                         ITEM 1 -- FINANCIAL STATEMENTS

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE QUARTERS ENDED
                                                                    OCTOBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $(13,923)   $  8,326
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of executive stock awards.................          --         750
     Depreciation and amortization..........................       6,190       6,234
     Loss (gain) on sale of assets..........................          16        (622)
     Deferred income taxes..................................       1,306       2,481
     Provision for doubtful accounts........................         374         550
     Provision for restructuring costs......................       4,386          --
     Other, net.............................................       5,778       6,546
                                                                --------    --------
          Total.............................................       4,127      24,265
  Change in operating assets and liabilities:
     (Increase) decrease in trade receivables...............      (6,461)      7,954
     Decrease (increase) in inventories.....................      21,112     (19,983)
     Decrease (increase) in other current assets............       2,419      (4,985)
     Increase in trade payables and accrued expenses........      13,414       6,974
     Payments for environmental remediation.................      (2,132)     (1,718)
     Other assets and liabilities, net......................      (9,068)     (8,714)
                                                                --------    --------
          Net cash provided by operating activities.........      23,411       3,793
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................      (9,373)    (11,576)
  Proceeds from asset sales.................................          42       1,337
  Other, net................................................         (61)     (2,406)
                                                                --------    --------
          Net cash used in investing activities.............      (9,392)    (12,645)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings (repayments)....................      (1,680)     (1,968)
  Repayment of long-term debt...............................        (874)       (975)
  Capital contribution from Safeguard International.........          --       3,541
  Proceeds from long-term debt, net.........................          --       5,569
                                                                --------    --------
          Net cash (used in) provided by financing
            activities......................................      (2,554)      6,167
                                                                --------    --------
Effects of exchange rate changes on cash and cash
  equivalents...............................................        (333)        197
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents........      11,132      (2,488)
Cash and cash equivalents -- beginning of period............      37,293      43,003
                                                                --------    --------
Cash and cash equivalents -- end of period..................    $ 48,425    $ 40,515
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

     The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg Holdings, Inc. ("Metallurg Holdings"), Metallurg, Inc. and its majority-owned subsidiaries ("Metallurg") (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board ("APB") Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of January 31, 1999 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The financial statements of Metallurg, Inc. included in this Form 10-Q do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

     For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the year ended January 31, 1999.

     Metallurg Holdings and Metallurg, Inc. both report on a fiscal year ending January 31. The operating subsidiaries of Metallurg, Inc. report on a calendar year ending December 31. Accordingly, the consolidated financial statements of Metallurg Holdings in 1999 include the accounts of Metallurg Holdings and Metallurg, Inc. for the quarter and the three quarters ended October 31, 1999 and of Metallurg, Inc.'s operating subsidiaries for the quarter and the three quarters ended September 30, 1999. The consolidated financial statements of Metallurg Holdings in 1998 include (i) the results of Metallurg Holdings from its inception (June 10, 1998) to October 31, 1998 (a loss of $4,112,000) and
(ii) the results of Metallurg, Inc., the holding company, for the period subsequent to the Merger date of July 13, 1998 (a loss of $1,482,000). Balance sheet data at October 31, 1999 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at October 31, 1999 and of Metallurg, Inc.'s operating subsidiaries at September 30, 1999. Balance sheet data at January 31, 1999 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at January 31, 1999 and of Metallurg, Inc.'s operating subsidiaries at December 31, 1998.

     Amounts reflected on prior quarters' condensed statements of consolidated operations have been reclassed to conform to the current period's disclosure.

2.  INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                        OCTOBER 31,    JANUARY 31,
                                                           1999           1999
                                                        -----------    -----------
Raw materials.......................................      $19,774       $ 29,096
Work in process.....................................        3,260          3,249
Finished goods......................................       71,660         83,116
Other...............................................        3,647          5,197
                                                          -------       --------
     Total..........................................      $98,341       $120,658
                                                          =======       ========

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

     Merger-related costs of $7,023,000 were incurred, and recorded as expense by Metallurg, in the period ended October 31, 1998 and included (i) $3,541,000 for payments to cancel compensatory stock options; (ii) $625,000 in consent fees incurred in order to obtain the one-time waiver of the change of control provisions of the Senior Note Indenture (iii) $2,607,000 of payments made pursuant to existing employment agreements with Metallurg management and (iv) $250,000 of other merger-related costs. Metallurg was reimbursed for the compensatory stock option cancellation costs of $3,541,000 by a capital contribution from

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

5.  ACQUISITION TRANSACTIONS -- (CONTINUED)
Safeguard International at the time of the Merger, which amount is included in Metallurg Holdings' acquisition cost. Accordingly, Metallurg Holdings recognized the balance of such costs, totaling $3,482,000, in the post-Merger period ended October 31, 1998. Additional merger-related costs of $865,000 were incurred and recorded as expense by Metallurg in the year ended January 31, 1999.

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

                                                  THREE QUARTERS ENDED   THREE QUARTERS ENDED
                                                      OCTOBER 31,            OCTOBER 31,
                                                          1999                   1998
                                                  --------------------   --------------------
Revenues........................................        $347,123               $480,551
Operating (loss) income.........................          (6,270)                25,346
Net (loss) income...............................         (24,795)                 4,225

     The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the Pro Forma Transactions taken place at the beginning of the respective periods or the future operating results of the Company.

     This Merger has been accounted for under the purchase method of accounting and accordingly, the results of operations of Metallurg have been included in the accompanying consolidated financial statements since the date of the Merger, October 13, 1998.

     The pro forma adjustments include the amortization of goodwill over 20 years, interest expense due to the issuance of the Discount Notes, certain overhead expenses and the tax effect of the pro forma adjustments.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

8.  SEGMENTS AND RELATED INFORMATION

     Metallurg adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the year ended January 31, 1999 which changes the way Metallurg reports information about its reportable segments. Information for prior periods presented have been restated in order to conform to the current year presentation.

     Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around Metallurg's core production facilities in the United States, the United Kingdom and Germany. In

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

8. SEGMENTS AND RELATED INFORMATION -- (CONTINUED) addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

8.  SEGMENTS AND RELATED INFORMATION -- (CONTINUED)
     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items, fresh start adjustments and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments.

                                                                                                INTERSEGMENT   CONSOLIDATED
                                         SHIELDALLOY     LSM       GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                         -----------   -------   -------   -------   --------   ------------   ------------
QUARTER ENDED OCTOBER 31,
1999
Revenue from external Customers........   $ 29,978     $25,685   $16,959   $ 2,779   $ 37,857                    $113,258
Intergroup revenue.....................      1,387       7,135     2,252     3,862      6,010    $ (20,646)            --
Income tax provision (benefit).........        403        (145)       11      (115)       589           --            743
Net income (loss)......................        598        (340)      290      (116)    (3,316)        (141)        (3,025)
1998
Revenue from external Customers........   $ 43,283     $26,419   $27,034   $ 3,955   $ 42,017                    $142,708
Intergroup revenue.....................      1,383      12,837     8,974     8,565     12,638    $ (44,397)            --
Merger costs...........................         --          --        --        --      2,607           --          2,607
Income tax provision (benefit).........        340         386       924      (947)    (1,444)          --           (741)
Net income (loss)......................      2,826         870       343      (863)       608       (3,746)            38

                                                                                                INTERSEGMENT   CONSOLIDATED
                                         SHIELDALLOY     LSM       GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                         -----------   -------   -------   -------   --------   ------------   ------------
THREE QUARTERS ENDED OCTOBER 31,
1999
Revenue from external Customers........   $ 89,396     $79,140   $53,502   $ 9,027   $116,058                    $347,123
Intergroup revenue.....................      3,455      25,416    10,274    14,413     27,247    $ (80,805)            --
Environmental expense Recovery.........     (5,501)         --        --        --         --           --         (5,501)
Restructuring charges..................         --          --     3,385     1,001         --           --          4,386
Income tax provision...................        969         362       283       334      1,540           --          3,488
Net income (loss)......................      2,230         904    (5,627)     (893)   (13,741)       3,204        (13,923)
1998
Revenue from external Customers........   $153,245     $88,460   $87,080   $13,948   $137,818                    $480,551
Intergroup revenue.....................      4,114      42,845    16,244    25,967     41,202    $(130,372)            --
Merger costs...........................         --          --        --        --      7,023           --          7,023
Income tax provision (benefit).........      6,515       1,557     2,084       334     (1,750)          --          8,740
Net income.............................     11,572       3,558     1,991       271     10,963      (20,029)         8,326

9.  SUPPLEMENTAL GUARANTOR INFORMATION

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, Shieldalloy Metallurgical Corporation, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, Inc. ("MIR, Inc.") and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc. have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. During the second quarter of 1999, Metallurg, Inc. established MIR, Inc. as a wholly owned subsidiary and a guarantor of the Senior Notes. Certain commercial activities previously carried out by Metallurg, Inc. are now being carried out by MIR, Inc. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

9.  SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                     FOR THE QUARTER ENDED OCTOBER 31, 1999
                                 (IN THOUSANDS)

                                   METALLURG, INC.     COMBINED       COMBINED
                                      ("PARENT        GUARANTOR     NON-GUARANTOR
                                      COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------------   ------------   -------------   ------------   ------------
Sales............................                      $37,856         $87,388        $(12,141)      $113,103
Commission income................                           32             213             (90)           155
                                                       -------         -------        --------       --------
  Total revenue..................                       37,888          87,601         (12,231)       113,258
                                                       -------         -------        --------       --------
Operating costs and expenses:
  Cost of sales..................      $   331          34,677          77,596         (13,034)        99,570
  Selling, general and
     administrative expenses.....        1,350           2,221          10,085              --         13,656
                                       -------         -------         -------        --------       --------
  Total operating costs and
     expenses....................        1,681          36,898          87,681         (13,034)       113,226
                                       -------         -------         -------        --------       --------
Operating (loss) income..........       (1,681)            990             (80)            803             32
Other income (expense):
  Other expense, net.............           --              (1)            (15)             --            (16)
  Interest (expense) income,
     net.........................       (2,689)            524            (133)             --         (2,298)
  Equity in earnings of
     subsidiaries................          944             369              --          (1,313)            --
                                       -------         -------         -------        --------       --------
(Loss) income before income tax
  (benefit) provision............       (3,426)          1,882            (228)           (510)        (2,282)
Income tax (benefit) provision...         (401)            874             270              --            743
                                       -------         -------         -------        --------       --------
Net (loss) income................       (3,025)          1,008            (498)           (510)        (3,025)
Other comprehensive income:
  Foreign currency translation
     adjustment..................        2,048             839           2,048          (2,887)         2,048
                                       -------         -------         -------        --------       --------
Comprehensive (loss) income......      $  (977)        $ 1,847         $ 1,550        $ (3,397)      $   (977)
                                       =======         =======         =======        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

9.  SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                 FOR THE THREE QUARTERS ENDED OCTOBER 31, 1999
                                 (IN THOUSANDS)

                                   METALLURG, INC.     COMBINED       COMBINED
                                      ("PARENT        GUARANTOR     NON-GUARANTOR
                                      COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------------   ------------   -------------   ------------   ------------
Sales............................     $  7,297         $110,201       $278,769        $(49,588)      $346,679
Commission income................           --               53            592            (201)           444
                                      --------         --------       --------        --------       --------
  Total revenue..................        7,297          110,254        279,361         (49,789)       347,123
                                      --------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales..................        6,904          106,011        246,551         (51,092)       308,374
  Selling, general and
     administrative expenses.....        4,621            7,026         30,483              --         42,130
  Environmental expense
     recovery....................           --           (5,501)            --              --         (5,501)
  Restructuring charges..........           --               --          4,386              --          4,386
                                      --------         --------       --------        --------       --------
  Total operating costs and
     expenses....................       11,525          107,536        281,420         (51,092)       349,389
                                      --------         --------       --------        --------       --------
Operating (loss) income..........       (4,228)           2,718         (2,059)          1,303         (2,266)
Other income (expense):
  Other income (expense), net....            2              (10)            (3)             --            (11)
  Interest (expense) income,
     net.........................       (8,414)           1,295         (1,039)             --         (8,158)
  Equity in losses of
     subsidiaries................       (1,901)          (3,677)            --           5,578             --
                                      --------         --------       --------        --------       --------
(Loss) income before income tax
  (benefit) provision............      (14,541)             326         (3,101)          6,881        (10,435)
Income tax (benefit) provision...         (618)           1,556          2,550              --          3,488
                                      --------         --------       --------        --------       --------
Net loss.........................      (13,923)          (1,230)        (5,651)          6,881        (13,923)
Other comprehensive (loss)
  income:
  Foreign currency translation
     adjustment..................         (373)             763           (371)           (392)          (373)
                                      --------         --------       --------        --------       --------
Comprehensive loss...............     $(14,296)        $   (467)      $ (6,022)       $  6,489       $(14,296)
                                      ========         ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

9.  SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
           CONDENSED CONSOLIDATING BALANCE SHEET AT OCTOBER 31, 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                   METALLURG, INC.     COMBINED       COMBINED
                                      ("PARENT        GUARANTOR     NON-GUARANTOR
                                      COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   ---------------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents......     $ 43,753         $    781       $ 11,836       $  (7,945)      $ 48,425
  Accounts, notes and loans
     receivable, net.............       20,525           46,681         53,304         (51,180)        69,330
  Inventories....................           --           30,312         69,844          (1,815)        98,341
  Other assets...................        5,449              316         10,894          (3,685)        12,974
                                      --------         --------       --------       ---------       --------
          Total current assets...       69,727           78,090        145,878         (64,625)       229,070
Investments -- intergroup........      101,215           49,517             --        (150,732)            --
Property, plant and equipment,
  net............................          980            9,990         39,923              --         50,893
Other assets.....................        9,161           20,379         14,709         (21,414)        22,835
                                      --------         --------       --------       ---------       --------
          Total..................     $181,083         $157,976       $200,510       $(236,771)      $302,798
                                      ========         ========       ========       =========       ========
LIABILITIES
Current liabilities:
  Short-term debt and current
     portion of long-term debt...                                     $  9,493       $  (7,945)      $  1,548
  Accounts and loans payable.....     $ 21,620         $ 25,291         60,292         (61,180)        46,023
  Accrued expenses...............        6,642            8,857         18,801              --         34,300
  Other current liabilities......           --            3,685          2,315          (3,685)         2,315
                                      --------         --------       --------       ---------       --------
          Total current
            liabilities..........       28,262           37,833         90,901         (72,810)        84,186
                                      --------         --------       --------       ---------       --------
Long-term liabilities:
  Long-term debt.................      100,000               --          7,666              --        107,666
  Accrued pension liabilities....          131            1,680         36,007              --         37,818
  Environmental liabilities,
     net.........................           --           30,616          2,117              --         32,733
  Other liabilities..............       18,571               --          9,119         (21,414)         6,276
                                      --------         --------       --------       ---------       --------
          Total long-term
            liabilities..........      118,702           32,296         54,909         (21,414)       184,493
                                      --------         --------       --------       ---------       --------
          Total liabilities......      146,964           70,129        145,810         (94,224)       268,679
                                      --------         --------       --------       ---------       --------
SHAREHOLDERS' EQUITY
  Common stock outstanding.......           50            1,227         52,191         (53,418)            50
  Additional paid-in capital.....       45,982           94,460          1,014         (95,474)        45,982
  Accumulated other comprehensive
     (loss) income...............         (761)            (165)        20,974         (20,809)          (761)
  Retained deficit...............      (11,152)          (7,675)       (19,479)         27,154        (11,152)
                                      --------         --------       --------       ---------       --------
          Shareholders' equity...       34,119           87,847         54,700        (142,547)        34,119
                                      --------         --------       --------       ---------       --------
          Total..................     $181,083         $157,976       $200,510       $(236,771)      $302,798
                                      ========         ========       ========       =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

9.  SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                 FOR THE THREE QUARTERS ENDED OCTOBER 31, 1999
                                 (IN THOUSANDS)

                                    METALLURG, INC.     COMBINED       COMBINED
                                       ("PARENT        GUARANTOR     NON-GUARANTOR
                                       COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------------   ------------   -------------   ------------   ------------
NET CASH FLOWS FROM OPERATING
ACTIVITIES........................      $(3,953)        $ 21,398        $ 5,869        $    97        $23,411
                                        -------         --------        -------        -------        -------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
     equipment....................         (167)          (3,164)        (6,042)            --         (9,373)
  Proceeds from asset sales.......           --               15             27             --             42
  Other, net......................         (279)          (2,761)         2,979             --            (61)
                                        -------         --------        -------        -------        -------
Net cash used in investing
  activities......................         (446)          (5,910)        (3,036)            --         (9,392)
                                        -------         --------        -------        -------        -------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings
     (repayments).................       16,449          (15,802)          (550)           (97)            --
  Net short-term borrowings.......           --               --            187         (1,867)        (1,680)
  Repayment of long-term debt.....           --               --           (874)            --           (874)
  Dividends received (paid).......        6,090               --         (6,090)            --             --
                                        -------         --------        -------        -------        -------
Net cash provided by (used in)
  financing activities............       22,539          (15,802)        (7,327)        (1,964)        (2,554)
                                        -------         --------        -------        -------        -------
Effects of exchange rate changes
  on cash and cash equivalents....           --               --           (333)            --           (333)
                                        -------         --------        -------        -------        -------
Net increase (decrease) in cash
  and cash equivalents............       18,140             (314)        (4,827)        (1,867)        11,132
Cash and cash equivalents --
  beginning of period.............       25,613            1,095         16,663         (6,078)        37,293
                                        -------         --------        -------        -------        -------
Cash and cash equivalents -- end
  of period.......................      $43,753         $    781        $11,836        $(7,945)       $48,425
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

OVERVIEW

     Metallurg is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys, titanium, chemicals and other metal consuming industries. The industries that Metallurg supplies are cyclical. Throughout 1997 and into 1998, market conditions for most of Metallurg's products were favorable. However, sales prices and demand for several of Metallurg's major products declined during the second half of 1998 and into 1999. Metallurg believes that the price declines were the result of economic turmoil seen in Asia, Latin America and Russia in 1997 and 1998. In the steel industry, this led to lower production almost everywhere except in the U.S. during the first half of 1998. In the second half of 1998, Japan, Russia, Brazil and some other Asian countries exported large volumes of steel to the U.S., causing domestic production to be drastically curtailed in the latter months of 1998. In 1999, the domestic steel production rate has increased steadily each quarter, and by the end of the third quarter, had returned close to the level seen in the same quarter of 1998. In the aerospace sector, civilian airliner deliveries for 1998 fell substantially below the level previously forecast by one major producer and the production plans for subsequent years were scaled back in response to order postponements and cancellations as trans-Pacific and Asian air passenger volumes contracted sharply. Furthermore, Asian demand for corrosion resistant materials for major capital projects also fell sharply due to the economic and financial difficulties in the region. These factors contributed to lower sales of Metallurg's products to the superalloy and titanium alloy industries, which continue to hold excessive inventories, particularly of their aerospace related products. The aluminum industry had sustained satisfactory levels of demand for Metallurg's products throughout 1998, and this has continued with some growth in 1999.

METALLURG HOLDINGS' RESULTS OF OPERATIONS

     In the quarter ended October 31, 1999, Metallurg Holdings recognized a net loss of $6.8 million, which includes the consolidation of Metallurg (a loss of $3.0 million), $2.4 million of interest expense on its Discount Notes and $1.4 million of amortization of acquisition, goodwill and deferred debt issuance costs. In the three quarters ended October 31, 1999, Metallurg Holdings recognized a net loss of $24.8 million, which includes the consolidation of Metallurg (a loss of $13.9 million), $6.8 million of interest expense on its Discount Notes and $4.1 million of amortization of acquisition, goodwill and deferred issuance costs.

     In the period June 10, 1998 (inception) to October 31, 1998, Metallurg Holdings recognized a net loss of $5.6 million, which includes the consolidation of Metallurg (a loss of $1.5 million), $2.5 million of net interest expense on its Discount Notes and $1.6 million of amortization of acquisition, goodwill and deferred issuance costs.

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

RESULTS OF OPERATIONS -- THE QUARTER ENDED OCTOBER 31, 1999
COMPARED TO THE QUARTER ENDED OCTOBER 31, 1998

                                                                                                INTERSEGMENT   CONSOLIDATED
                                           SHIELDALLOY     LSM       GFE      EWW      OTHER    ELIMINATIONS      TOTALS
                                           -----------   -------   -------   ------   -------   ------------   ------------
QUARTER ENDED OCTOBER 31,
1999
Revenue from external customers..........    $29,978     $25,685   $16,959   $2,779   $37,857                    $113,258
Intergroup revenue.......................      1,387       7,135     2,252    3,862     6,010     $(20,646)            --
Income tax provision (benefit)...........        403        (145)       11     (115)      589           --            743
Net income (loss)........................        598        (340)      290     (116)   (3,316)        (141)        (3,025)
1998
Revenue from external customers..........    $43,283     $26,419   $27,034   $3,955   $42,017                    $142,708
Intergroup revenue.......................      1,383      12,837     8,974    8,565    12,638     $(44,397)            --
Merger costs.............................         --          --        --       --     2,607           --          2,607
Income tax provision (benefit)...........        340         386       924     (947)   (1,444)          --           (741)
Net income (loss)........................      2,826         870       343     (863)      608       (3,746)            38

     TOTAL REVENUE

     Shieldalloy revenues decreased $13.3 million, or 30%, below the third quarter of 1998. The partial recovery of domestic steel production during 1999 meant that ferrovanadium volume rose to about 90% of the third quarter 1998 volume, but with market prices only 40% of a year ago, revenues for this product fell by $9 million. The remainder of the decline is largely attributable to lower volume and selling prices of ferrosilicon, chrome metal and low carbon ferrochrome resulting from lower demand from the steel and superalloy industries.

     Excess superalloy and titanium alloy inventories in the aerospace supply chain continued to impact negatively on both price and particularly volume of EWW's specialty low carbon ferrochrome, LSM's chromium and GfE's vanadium aluminum and titanium masteralloy products. Continuing weakness in the European steel sector contributed to low prices and volumes of LSM's ferrotitanium, EWW's normal grade ferrochrome and GfE's ferrovanadium and ferroniobium. As a result, EWW's revenues fell $5.9 million, or 47%, below the third quarter of 1998 and GfE, with heavy dependence on the titanium industry, saw revenues fall $16.8 million, or 47% below the third quarter of 1998. Although LSM's revenues fell by $6.4 million, or 16%, for reasons noted above, the fall was mitigated by sales to the aluminum industry remaining strong.

     GROSS MARGINS

     Gross margins decreased from $18.3 million in the quarter ended October 31, 1998 to $13.7 million in the quarter ended October 31, 1999, a decrease of 25.2%, due principally to price and volume decreases in ferrovanadium, low carbon ferrochrome, vanadium aluminum, ferrotitanium and chromium. In aluminum master alloys and compacted products, improvements in product mix and cost reductions more than offset a decrease in selling price.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") decreased from $15.6 million in the quarter ended October 31, 1998 to $13.7 million in the quarter ended October 31, 1999, a decrease of 12.4%, due principally to lower compensation costs following reductions in general and administrative staff. For the quarter ended October 31, 1998, SG&A represented 10.9% of the Company's sales compared to 12.1% for the quarter ended October 31, 1999, as a result of decreased revenue.

     OPERATING INCOME (LOSS)

     Operating income in the quarter ended October 31, 1999 was approximately breakeven. This was very similar to the quarter ended October 31, 1998, which result, however, included merger-related costs of $2.6 million.

     OTHER (EXPENSE) INCOME, NET

     In the quarter ended October 31, 1998, one of Metallurg's German subsidiaries was successful in recovering approximately $1.4 million of additional proceeds from a government-owned insurance agency representing final settlement for claims under the company's political risk insurance policy related to an investment in Zaire.

     INTEREST EXPENSE, NET

     Interest expense, net, is as follows (in thousands):

                                                              QUARTER ENDED
                                                               OCTOBER 31,
                                                            -----------------
                                                             1999      1998
                                                            -------   -------
Interest income...........................................  $   788   $   995
Interest expense..........................................   (3,086)   (3,298)
                                                            -------   -------
     Income expense, net..................................  $(2,298)  $(2,303)
                                                            =======   =======

     Interest expense was essentially unchanged in the quarter ended October 31, 1999 from the previous period.

     INCOME TAX PROVISION (BENEFIT)

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                              QUARTER ENDED
                                                               OCTOBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----   ------
Total current...............................................  $537    $(943)
Total deferred..............................................   206      202
                                                              ----    -----
     Income tax provision (benefit), net....................  $743    $(741)
                                                              ====    =====

     The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of foreign tax rates over the statutory Federal income tax rate; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized was reduced by $0.1 million in the quarter ended October 31, 1999; and (v) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.2 million in the quarter ended October 31, 1999. The deferred tax expenses referred to in items
(iv) and (v) above will not result in cash payments in future periods.

     NET (LOSS) INCOME

     The net loss of $3.0 million for the quarter ended October 31, 1999 compared to a breakeven result for the quarter ended October 31, 1998. The increase in net loss was due primarily to reduced gross margins and the other items, discussed above.

RESULTS OF OPERATIONS -- THE THREE QUARTERS ENDED OCTOBER 31, 1999 COMPARED TO THE THREE QUARTERS ENDED OCTOBER 31, 1998

                                                                                                INTERSEGMENT   CONSOLIDATED
                                         SHIELDALLOY     LSM       GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                         -----------   -------   -------   -------   --------   ------------   ------------
THREE QUARTERS ENDED OCTOBER 31,
1999
Revenue from external customers........   $ 89,396     $79,140   $53,502   $ 9,027   $116,058                    $347,123
Intergroup revenue.....................      3,455      25,416    10,274    14,413     27,247    $ (80,805)            --
Environmental expense recovery.........     (5,501)         --        --        --         --           --         (5,501)
Restructuring charges..................         --          --     3,385     1,001         --           --          4,386
Income tax provision...................        969         362       283       334      1,540           --          3,488
Net income (loss)......................      2,230         904    (5,627)     (893)   (13,741)       3,204        (13,923)
1998
Revenue from external customers........   $153,245     $88,460   $87,080   $13,948   $137,818                    $480,551
Intergroup revenue.....................      4,114      42,845    16,244    25,967     41,202    $(130,372)            --
Merger costs...........................         --          --        --        --      7,023           --          7,023
Income tax provision (benefit).........      6,515       1,557     2,084       334     (1,750)          --          8,740
Net income.............................     11,572       3,558     1,991       271     10,963      (20,029)         8,326

     TOTAL REVENUE

     Shieldalloy revenues decreased $64.5 million, or 41%, below the first three quarters of 1998. As a result of the lower total year-to-date output of the U.S. steel industry, reduced volume and selling prices of ferrovanadium during the first three quarters of 1999 resulted in a decrease in revenues of approximately $28 million. The majority of the remaining decline is attributable to lower volume and selling prices of ferrosilicon, chrome metal and low carbon ferrochrome resulting from lower demand from the steel and superalloys industries.

     Metallurg's European units were all affected negatively by oversupply of materials in the aerospace industry supply chain discussed earlier and weak production levels in the European steel industry. LSM revenues were $26.7 million, or 20%, below the first three quarters of 1998 due primarily to decreased volume of ferrotitanium and chromium metal sales. GfE revenues were $39.5 million, or 38%, below 1998 due primarily to decreased selling prices and volumes of vanadium aluminum, titanium masteralloys, ferroniobium and ferrovanadium. Revenues of EWW were $16.5 million, or 41%, below the first three quarters of 1998 due primarily to reduced demand for low carbon ferrochrome.

     GROSS MARGINS

     Gross margins decreased from $74.5 million in the three quarters ended October 31, 1998 to $38.7 million in the three quarters ended October 31, 1999, a decrease of 48.0%, due principally to price and volume decreases in ferrovanadium, ferrotitanium, chromium and low carbon ferrochrome. In addition, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million relating to ferrovanadium in the first quarter of 1999. In aluminum master alloys and compacted products, improvements in product mix and cost reductions more than offset a decrease in selling price.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A decreased from $45.5 million in the three quarters ended October 31, 1998 to $42.1 million in the three quarters ended October 31, 1999, a decrease of 7.4%, due principally to lower compensation costs, professional fees and other general and administrative overhead expenses. For the three quarters ended October 31, 1998, SG&A represented 9.5% of the Company's sales compared to 12.2% for the three quarters ended October 31, 1999, as a result of decreased revenue.

     ENVIRONMENTAL EXPENSE RECOVERY

     In June 1999, the Company recognized income in the amount of $5.5 million upon settlement with an insurance company relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at the Company's Newfield, New Jersey site.

     RESTRUCTURING CHARGES

     During the second quarter of 1999, Metallurg initiated a restructuring program. The restructuring is intended to reduce the Company's cost structure, to streamline management and production technical functions and focus resources in support of higher margin products at core production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. The restructuring predominantly affects the Company's operations in Europe.

     In June 1999, a charge of $4.4 million was recorded with respect to the restructuring of Metallurg's German operations (GfE and EWW). Approximately 100 employees were notified of terminations as operations were curtailed in line with current demands for the Company's products. The terminations will take effect through the end of 2000 and a provision for severance and other employee costs of $2.9 million was recorded. Such costs shall be substantially disbursed in 2000. Additional costs of $1.5 million were recorded for the write-down of redundant fixed assets and related spare parts and supplies. During the third quarter 27 employees terminated service pursuant to the restructuring plan and payments totalling $0.6 million were made in respect of severance and other accrued benefits. Additionally, fixed assets and spare parts with an aggregate net book value of $1.0 million were taken out of service.

     During July 1999, management approved a restructuring plan relating to its U.K. operations (LSM). LSM is completing the solicitation of voluntary terminations in its plan to simplify its organization and reduce costs by restructuring its businesses into fewer operating divisions and relocating administrative functions to its Rotherham plant site from its London office, which will be closed. The restructuring is to be completed during 2000 and provisions for its costs, which are not determinable at this time, will be recorded during the fourth quarter of 1999.

     OPERATING INCOME (LOSS)

     Operating income decreased from $22.0 million in the three quarters ended October 31, 1998 to a loss of $2.3 million in the three quarters ended October 31, 1999, due primarily to the decrease in gross margin and the other items, discussed above. Merger-related costs of $7.0 million, consisting primarily of
(i) $3.5 million for payments to cancel compensatory options; (ii) $2.1 million for payments made pursuant to existing employment agreements with Metallurg management; and (iii) $1.4 million of other merger-related costs, were recorded in the three quarters ended October 31, 1998.

     OTHER (EXPENSE) INCOME, NET

     In the three quarters ended October 31, 1998, one of Metallurg's German subsidiaries was successful in recovering approximately $1.4 million of additional proceeds from a government-owned insurance agency, as previously discussed.

     INTEREST EXPENSE, NET

     Interest expense, net, is as follows (in thousands):

                                                           THREE QUARTERS ENDED
                                                               OCTOBER 31,
                                                           --------------------
                                                             1999        1998
                                                           ---------   --------
Interest income..........................................  $  1,999    $ 2,643
Interest expense.........................................   (10,157)    (9,562)
                                                           --------    -------
     Income expense, net.................................  $ (8,158)   $(6,919)
                                                           ========    =======

     Interest expense increased $1.2 million in the three quarters ended October 31, 1999 reflecting primarily higher effective interest rates and increased external borrowing levels of GfE during the current period.

     INCOME TAX PROVISION (BENEFIT)

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                           THREE QUARTERS ENDED
                                                                OCTOBER 31,
                                                           ---------------------
                                                            1999          1998
                                                           -------       -------
Total current............................................  $2,182        $6,259
Total deferred...........................................   1,306         2,481
                                                           ------        ------
     Income tax provision, net...........................  $3,488        $8,740
                                                           ======        ======

     The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of foreign tax rates over the statutory Federal income tax rate; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.4 million in the three quarters ended October 31, 1999; and (v) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.7 million in the three quarters ended October 31, 1999. The deferred tax expenses referred to in items (iv) and
(v) above will not result in cash payments in future periods.

     NET (LOSS) INCOME

     Net income decreased from $8.3 million for the three quarters ended October 31, 1998 to a loss of $13.9 million for the three quarters ended October 31, 1999. The decrease in 1999 results primarily from reduced gross margins and the other items discussed above.

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

     At October 31, 1999, the Company had cash and cash equivalents of $49.6 million and working capital of $146.1 million. Metallurg had cash and cash equivalents of $48.4 million and working capital of $144.9 million, as compared to $37.3 million and $166.2 million, respectively, at January 31, 1999. For the first three quarters of 1999, the Company generated $23.5 million in cash from operations including substantial reductions in inventories resulting from reduced levels of business and increased operational focus on working capital reductions.

     CREDIT FACILITIES AND OTHER FINANCING ARRANGEMENTS

     On October 29, 1999, Metallurg renewed its existing credit facility with certain financial institutions led by BankBoston, N.A. as agent (the "Revolving Credit Facility") for a term of five years. This facility provides Metallurg, Shieldalloy and certain of their subsidiaries (the "Borrowers") with up to $50.0 million of financing resources at a rate per annum equal to (i) LIBOR, plus
2.0% - 2.5% or (ii) Prime, plus 0.0% - 1.0% based on the Borrowers' performance. Interest rates on amounts borrowed will be adjusted quarterly, commencing in the second quarter of 2000, based on the Borrowers' fixed charge coverage ratio. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10 million level. At October 31, 1999, there were no outstanding loans and $23.4 million of letters of credit outstanding in the U.S. under the Revolving Credit Facility. Furthermore, BankBoston, N.A., through its London office, makes available up to DM 20.5 million (approximately $11.2 million) of financing to certain of Metallurg's German subsidiaries (the "German Subfacility"), which is guaranteed by Metallurg and the other U.S. borrowers under the Revolving Credit Facility. At October 31, 1999, immaterial amounts were outstanding in Germany under the German Subfacility.

     In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At October 31, 1999, there were $0.7 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

     Metallurg invested $9.4 million in capital expenditures during the first three quarters of 1999. Capital expenditures are expected to total approximately $25.0 million over the next five quarters. Although Metallurg has projected these items in 1999 and 2000, Metallurg has not committed purchases to vendors for all of these projects, as some remain contingent on local management approval and other conditions. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit facilities.

ENVIRONMENTAL REMEDIATION COSTS

     AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first three quarters of 1999, Metallurg expended $2.1 million for environmental remediation.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation, which as of October 31, 1999, had an estimated cost of completion of $35.6 million. Of this amount, approximately $0.6 million is expected to be expended in the fourth quarter of 1999, $3.3 million in 2000 and $5.6 million in 2001. In addition, Metallurg estimates it will make expenditures of $3.9 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.1 million is expected to be expended in the fourth quarter of 1999, $0.8 million in 2000 and $0.6 million in 2001.

YEAR 2000 READINESS

     Metallurg has completed an internal review of its and its subsidiaries' information technology systems in connection with its assessment of Year 2000 readiness and has completed the replacement or modifications of the management and accounting systems at its subsidiaries to upgrade them generally and to make them

Year 2000 ready. Metallurg has completed its assessment of whether any of its core non-information technology will need to be modified to become Year 2000 ready and has substantially completed the replacement or modification, as necessary.

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

     Metallurg presently believes that the Year 2000 issue will not pose significant operational problems for its business systems as it believes that substantially all needed modifications and conversions have been completed. If any of Metallurg's suppliers or customers do not successfully deal with the Year 2000 issue or if unforeseen difficulties are encountered by Metallurg with respect to its own systems, Metallurg could experience operational delays or difficulties. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. Some risks of the Year 2000 issue are beyond the control of Metallurg and its suppliers and customers. In particular, Metallurg cannot predict the effect that the Year 2000 issue will have on the general economy.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Refer to the Market Risk and Risk Management Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 6.(A)      Exhibits

                27. Financial Data Schedule

     6.(B)      Report on Form 8-K

                None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on December 10, 1999 on its behalf by the undersigned thereunto duly authorized.

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