Form 10-K405
period 2000-01-31
METALLURG HOLDINGS INC
filed 2000-04-27
CIK 1067054

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM                TO

                            METALLURG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           23-2967577
              (STATE OF ORGANIZATION)                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

            800 THE SAFEGUARD BUILDING
               435 DEVON PARK DRIVE                                   (610) 293-0838
             WAYNE, PENNSYLVANIA 19087                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              CODE)

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

     At April 27, 2000, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

OVERVIEW

     Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation formed on June 10, 1998, together with its consolidated subsidiaries, (collectively, the "Company"), is wholly owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. (the "Merger"). See "Note 2. Acquisition Transactions" to the Company's Consolidated Financial Statements."

     At the time of the Merger, Metallurg Holdings received approximately $62.9 million net proceeds upon consummation of the offering of $121.0 million aggregate principal amount at maturity of Senior Discount Notes due 2008 (the "Senior Discount Notes") in a Rule 144A private placement to qualified institutional investors. In October 1998, the 144A notes were exchanged for similar notes registered under the Securities Act of 1933, as amended. See "Note
10. Borrowings" to the Company's Consolidated Financial Statements.

     As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, Inc., the following discussion of the Company's business and properties relates to Metallurg, Inc., a Delaware corporation, together with its majority-owned subsidiaries (collectively "Metallurg"), unless otherwise indicated.

     Metallurg is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys, titanium alloys, chemicals and other metal consuming industries. Metallurg sells more than 500 different products to over 3,000 customers worldwide.

     The Metallurg group was founded in 1911 with the construction of a vanadium alloy and chemical producing plant in Nuremberg, Germany. Metallurg began mining chrome ore in 1916 and constructed a ferrochrome manufacturing plant in Weisweiler, Germany in 1917. In subsequent years, Metallurg's customer base grew throughout Europe and, in 1938, Metallurg added its first subsidiary in the United Kingdom. During the 1950's, Metallurg began operations in the United States and during the 1980's production operations in Brazil were added. Metallurg, Inc. was established as a New York holding company in 1947 and reincorporated as a Delaware corporation in 1997.

     Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around Metallurg's core production facilities in the United States, the United Kingdom and Germany. The distribution of products manufactured by third parties is a natural complement to Metallurg's manufacturing operations and leverages Metallurg's global sales staff by providing a broader product offering to existing customers without incurring significant additional overhead.

     The table below sets forth, for the periods indicated, information concerning revenue from Metallurg's five reportable segments, as described below (in millions):

                                                                                  THREE
                                                    YEAR           YEAR         QUARTERS       QUARTER
                                                    ENDED          ENDED          ENDED         ENDED
                                                 JANUARY 31,    JANUARY 31,    JANUARY 31,    MARCH 31,
                                                    2000           1999           1998          1997
                                                 -----------    -----------    -----------    ---------
SEGMENTS:
Shieldalloy....................................    $124.4         $191.3         $150.5        $ 52.4
LSM............................................     147.8          171.2          133.1          44.9
GfE............................................      85.9          130.2           74.0          23.6
EWW............................................      32.9           47.8           42.0          14.6
Other..........................................     189.7          230.3          213.9          63.0
Intersegment eliminations......................    (108.2)        (163.6)        (136.5)        (42.9)
                                                   ------         ------         ------        ------
          Total revenue........................    $472.5         $607.2         $477.0        $155.6
                                                   ======         ======         ======        ======

     Shieldalloy Metallurgical Corporation ("Shieldalloy") -- This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. In addition to its manufacturing operations, Shieldalloy imports and distributes complementary products manufactured by affiliates and third parties.

     London & Scandinavian Metallurgical Co., Ltd. and its subsidiaries (collectively, "LSM") -- This unit is comprised mainly of three production facilities in the UK which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremburg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

     Elektrowerk Weisweiler GmbH ("EWW") -- This unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     Other -- This segment includes corporate related items and results of subsidiaries not meeting the quantitative thresholds prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments.

PRODUCTS AND MARKETS

     Approximately 45% of Metallurg's sales in the year ended January 31, 2000 were made to the iron and steel industry, 22% to the aluminum industry, 13% to the superalloy and titanium alloy industries, 3% to the chemicals industry and the remaining 17% were made to other industries, none of which was individually significant to Metallurg. No single customer accounted for more than 5% of Metallurg's sales in the year ended January 31, 2000.

     Based on customer location, for the year ended January 31, 2000, approximately 36% of Metallurg's sales were made in North America, 47% in Europe, 6% in Asia, 2% in South America and 9% throughout the rest of the world.

     The following table sets forth the revenues of product groups most significant to Metallurg's core operations:

                             TOP TEN PRODUCT GROUPS
                             (DOLLARS IN MILLIONS)

                                                                                   THREE
                                        YEAR ENDED          YEAR ENDED        QUARTERS ENDED      QUARTER ENDED
                                     JANUARY 31, 2000    JANUARY 31, 1999    JANUARY 31, 1998    MARCH 31, 1997
                                     -----------------   -----------------   -----------------   ---------------
                                     REVENUE      %      REVENUE      %      REVENUE      %      REVENUE     %
                                     --------   ------   --------   ------   --------   ------   -------   -----
NAME OF PRODUCT GROUP:
Aluminum products..................   $ 88.2     18.6     $ 89.3     14.7     $ 71.8     15.1    $ 22.8     14.7
Chrome products....................     64.0     13.5       99.7     16.4       86.0     18.0      31.5     20.2
Vanadium products..................     45.0      9.5      111.6     18.4       67.0     14.0      23.7     15.2
Columbium products.................     42.0      8.8       49.9      8.2       35.4      7.4      12.6      8.1
Metal powders......................     19.7      4.1       20.6      3.4       21.8      4.6       6.3      4.1
Tantalum products..................     14.5      3.1       10.1      1.7        7.0      1.5       1.7      1.1
Silicon products...................     11.7      2.5       26.1      4.3       35.2      7.4      11.5      7.4
Nickel products....................     10.7      2.3       10.6      1.7       12.4      2.6       3.5      2.2
Titanium products..................      9.6      2.0       18.8      3.1       16.2      3.4       3.9      2.5
Boron products.....................      8.9      1.9       11.0      1.8       10.3      2.1       4.9      3.2
                                      ------    -----     ------    -----     ------    -----    ------    -----
          Total product group......    314.3     66.3      447.7     73.7      363.1     76.1     122.4     78.7
Other..............................    158.2     33.7      159.5     26.3      113.9     23.9      33.2     21.3
                                      ------    -----     ------    -----     ------    -----    ------    -----
          Total revenue............   $472.5    100.0     $607.2    100.0     $477.0    100.0    $155.6    100.0
                                      ======    =====     ======    =====     ======    =====    ======    =====

     Iron and Steel Industry; Specialty Ferroalloys -- Metallurg manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium and standard grades of low carbon ferrochrome. Metallurg also manufactures and sells ferrotitanium and ferroboron, and markets ferrosilicon and ferrocolumbium. These products are used by iron and steel producers to increase temperature and corrosion resistance and improve mechanical properties and strength-to-weight ratios in the end-use products. Ferroalloys are found in many end-use products in a wide variety of industries such as the aerospace, automotive, energy and construction industries. Metallurg's iron and steel industry customers include some of the world's largest producers, such as Algoma Steel Inc., British Steel plc, Nucor Corporation, Sandvik AB, Thyssen AG and US Steel Group.

     The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products. In 1998, the effects of financial crises in Japan, Asia, Latin America and Russia sharply reduced consumption of steel in those regions, as well as affecting consumption in Europe where durable goods are produced for those markets. U.S. steel manufacturers significantly cut back production in the second half of 1998 in response to high levels of imports, especially from Asia and Japan. As a result of these negative industry factors, demand and prices for Metallurg's products decreased in the second half of 1998 and into 1999. The high levels of imports eased in the second half of 1999 and steel production and demand have improved in the U.S. and throughout the rest of the world. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Aluminum Industry; Aluminum Master Alloys and Compacted
Products -- Metallurg manufactures a series of grain refining and other alloys for sale to the primary aluminum industry. Metallurg's principal products in this category include titanium boron and titanium carbon tertiary alloys, strontium master alloys and chrome, iron and manganese briquettes and tablets. Metallurg also manufactures binary master alloys containing boron, zirconium or titanium. Titanium binary master alloys and titanium boron and titanium carbon tertiary alloys are widely utilized for grain refining when casting aluminum alloy rolling ingots, billets and continuously cast sheet. This grain refinement improves the castability and mechanical properties of the aluminum. Compacted products in the form of tablets and briquettes containing chrome, iron, manganese or other metals maximize the efficiency of recovery and enhance rapid solubility when added to the aluminum melt in order to provide ductility for can sheet or strength for aerospace applications. Master alloys containing boron improve the conductivity of aluminum alloys for electric cable, while master alloys containing strontium modify silicon-containing foundry alloys for improved mechanical properties, as in automotive wheels. Metallurg sells aluminum master alloys and compacted products worldwide to major aluminum producers including Alcan Aluminum Limited, Alcoa, Aluminum Pechiney, Reynolds Metals Co., Norsk Hydro and Sumitomo Metal Industries Ltd.

     Like the iron and steel industry, the aluminum industry is cyclical. Aluminum consumption fluctuates with demand for durable goods, such as construction materials, machinery, transportation and miscellaneous manufactured products as well as competition between aluminum and other packaging materials such as plastics and glass. Global demand for aluminum is heavily concentrated in the economically advanced regions of North America, Europe and Japan. Although the price of primary aluminum can vary widely as traded on the terminal markets, this in itself does not greatly affect Metallurg because its products are used in the transformation of primary aluminum into downstream alloyed products. Increases in the substitution of aluminum for steel, such as in automobile manufacturing, have a significant positive impact on the aluminum industry but only a small effect on the iron and steel industry.

     Superalloy and Titanium Alloy Industries; Specialty Metals and
Alloys -- Metallurg manufactures and sells specialty metals and alloys used by producers of superalloys and titanium alloys to enhance the performance of finished metal products. Metallurg's principal products in this category include chromium metal, special grades of low carbon ferrochrome, vanadium aluminum, high purity ferrocolumbium and nickel columbium. Use of these specialty metals and alloys results in elevated temperature strength and oxidation resistance. End-uses for specialty materials containing Metallurg's products include high performance castings and forgings for aircraft engines and frames, gas turbines and boiler tubes. The aerospace and defense industries are the largest consumers of these specialty materials but many new applications for them have been and continue to be developed for use in the power generation, oil and gas, chemical, consumer goods and biomedical industries. Metallurg's customers for specialty metals and alloys include Allegheny Technologies, Inc., Carpenter Technology Corp., Kanthal AB, RMI Titanium Company, Special Metals Corporation and Titanium Metals Corp.

     The aerospace industry is the largest user of superalloys and titanium alloys. In recent years, civilian airliner production has increased annually, although lately not as much as forecasted by one major manufacturer, and the economic turmoil abroad caused postponements and cancellation of orders for airliners as Trans-Pacific and Asian air passenger volumes fell sharply. These factors led to excessive inventories of materials and components in the civil aerospace supply chain and have contributed to lower sales of Metallurg's products to the superalloy and titanium alloy industries. In an effort to reduce dependence on the aerospace industry, the superalloy and titanium alloy producers have actively sought to broaden the use of their products in power generation, oil and gas, chemical, consumer goods and biomedical industries.

     Other Industries and Products -- In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the steel, aluminum, superalloy and titanium alloy industries. These products include coating materials, which are sold to electronics and tool manufacturers, vanadium oxytrichloride for use in the synthetic rubber industry, alloys for batteries and power cells, medical prostheses, implants, and surgical tools used in orthopedic applications, polishing powders used by the glass polishing industry and metal powders used in the manufacture of rocket fuel, automotive paints, chemical and metallurgical products. These products generally are higher-margin, technically sophisticated products.

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

     Foreign Operations and Currency Fluctuations -- Metallurg has substantial operations outside the United States. At January 31, 2000, Metallurg's operations located outside the United States represented approxi-mately 61% (based on book values) of Metallurg's assets. Approximately 81% of Metallurg's employees were outside the United States. Foreign operations are subject to certain risks that can materially affect the sales, profits, cash flows and financial position of Metallurg, including taxes on distributions or deemed distributions to Metallurg, Inc. or any U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, Metallurg's cost of sales for products manufactured in certain foreign locations can be impacted by changes in the rate of exchange of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While Metallurg engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the effectiveness or adequacy of those transactions.

     Export Sales -- Export sales from Metallurg's domestic operations totaled $15.9 million, $10.9 million, $9.1 million and $1.9 million for the years ended January 31, 2000 and 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively.

MANUFACTURING PROCESSES

     Metallurg's manufacturing processes involve melting, refining, casting, sizing, blending and packaging operations, which vary from product to product. For example, in the manufacture of low carbon ferrochrome, EWW consumes raw materials including chrome ore, predominantly from Metallurg's Turkish mines, and silicochrome. The raw materials are melted and reductants are added to refine the chemistry of the production batch. The batch is poured into casting molds, which are cooled and then crushed, sized, blended and packaged. The manufacture of ferrovanadium at Metallurg's Cambridge, Ohio plant follows an analogous process of melting, casting and crushing, except that vanadium-containing raw materials are used. In general, the manufacture of aluminum master alloys also follows similar principles using aluminum and other additives; however, these master alloys are generally cast as waffle plate or processed to a solid rod form for delivery to the customer. The manufacture of briquettes and tablets involves the grinding and blending of raw materials, the compression of these materials into a compacted form and packaging for delivery to the customer. More sophisticated production routes are used for highly specialized products which can require chemical processing or the use of vacuum furnaces and a variety of other equipment.

FACILITIES AND OPERATIONS

     Metallurg owns all of the facilities listed below.

     Production Facilities -- The following table sets forth, for each of Metallurg's producing subsidiaries, the location of its facilities and the key products manufactured by such subsidiary:

MANUFACTURING SUBSIDIARY                 LOCATION                        KEY PRODUCTS
------------------------                 --------                        ------------
Shieldalloy....................  Newfield, New Jersey         Aluminum Briquettes and Tablets
                                   (Plant)                    Aluminum Master Alloys
                                                              Ferrotitanium
                                                              Metal Powders
                                 Cambridge, Ohio              Ferrovanadium
                                   (Plant)                    Grainal
                                                              Vanadium Chemicals
LSM............................  Rotherham, UK                Aluminum Alloying Tablets
                                   (Plant)                    Aluminum Master Alloys
                                                              Chromium Metal
                                                              Ferroboron
                                                              Ferrotitanium
                                                              Glass Polishing Powders
                                                              Metal Powders
                                                              Nickel Boron
                                                              Nickel Cobalt Magnet Alloys
GfE............................  Nuremberg, Germany           Battery Alloys
                                   (Plant)                    Chromium Powders
                                                              Coating Materials
                                                              Columbium Alloys
                                                              Magnet Alloys
                                                              Special Master Alloys
                                                              Vanadium Aluminum
                                                              Vanadium Chemicals
                                 Morsdorf, Germany (Plant)    Orthopedic Prostheses and Implants
EWW............................  Eschweiler-Weisweiler,       Low Carbon Ferrochrome
                                   Germany (Plant)

The Aluminium Powder Company
  Limited......................  Holyhead, UK (Plant)         Atomized Aluminum Powder
                                 Minworth, UK (Plant)         Granulated Aluminum
Companhia Industrial
  Fluminense...................  Sao Joao del Rei, Brazil     Aluminum Master Alloys
                                   (Plant)                    Columbium Oxide
                                                              Tantalum Oxide
Turk Maadin Sirketi A.S........  Kavak, Tavas and Gocek,      Chrome Ore
                                   Turkey (Mines)

     Sales Offices -- Metallurg has sales personnel both at its production facilities and at its 15 separate representative offices in the following countries: Brazil, Canada, China, Germany, Italy, Japan, Mexico, Poland, Russia, South Africa, Sweden, Switzerland, United Kingdom and the United States.

RAW MATERIALS

     Metallurg produces a wide variety of products for sale into a number of different metals industries and there is no single raw material which makes up the basis of Metallurg's entire production.

     Metallurg's Turkish subsidiary mines chrome ore which is supplied to EWW for the production of low carbon ferrochrome. Management believes the mines have identifiable reserves of 1.5 million tons and probable reserves of 600,000 tons that would last until 2012 and continues exploration activities to identify additional probable reserves.

     For the production of chromium metal, LSM purchases chromium oxide from the world's major producer, Elementis, plc., and supplements this supply with additional quantities from Russia and Kazakhstan. This product also requires large quantities of aluminum powder substantially produced internally.

     Metallurg's five aluminum processing plants in the U.S., UK and Brazil buy approximately 25,000 tons of virgin aluminum from producers worldwide while important alloying chemicals are sourced from several different suppliers around the world.

     Titanium scrap is sourced in significant quantities for the production of ferrotitanium and other titanium containing products from countries active in the aerospace industry, such as the U.S., the Commonwealth of Independent States ("CIS") and the UK.

     Vanadium pentoxide in its various forms is the source of raw material for Metallurg's production of ferrovanadium, vanadium chemicals and vanadium aluminum. For ferrovanadium production, Metallurg purchases slag containing vanadium resulting from steel-making in South Africa, residues from petrochemical companies resulting from the refining of petrochemical products and from electric utilities which generate ash containing vanadium as a result of burning fuel oil. Metallurg currently obtains a majority of these raw materials from two sources. See "Limited Sources for Raw Materials." Vanadium chemicals and vanadium aluminum are produced from vanadium pentoxide which is purchased on the open market and from vanadium residues which are consumed in Metallurg's own production.

     Niobium (columbium) oxide, which is used as a raw material for the production of sophisticated alloys by GfE, is principally supplied by Metallurg's Brazilian subsidiary which processes a variety of tantalum- and niobium-containing minerals, ores and residues through its chemical plant.

     Metallurg also utilizes a host of other raw materials such as cobalt, nickel, boric acid, mischmetal, manganese, chrome silicide, etc., in the manufacture of its wide product range which are purchased as required from producers or traders. Most purchases are made on a spot basis at market prices to minimize the risk of exposure to market fluctuations.

     Limited Sources for Raw Materials -- Certain of Metallurg, Inc.'s subsidiaries are dependent on third parties for raw material supplies. Shieldalloy's production unit in Cambridge, Ohio currently obtains a majority of its raw materials requirements for the manufacture of ferrovanadium from two sources. Although alternative sources of ferrovanadium raw materials exist, there can be no assurance that Metallurg would be able to obtain adequate supplies of such materials, if at all, on acceptable terms from other sources. Titanium and boron chemicals for the manufacture of sophisticated aluminum master alloys are sourced from long-time suppliers who, in certain instances, also supply competitive producers with these raw materials. Although these and other raw materials are generally priced with reference to perceived related market prices, any increase in demand could cause raw material costs to rise. To the extent Metallurg is unable to recover its increased costs, operating results would be adversely affected.

COMPETITION

     The metals industry is highly competitive on a worldwide basis. Competition is primarily based on price, quality and timely delivery. In recent years, price competition has intensified as a result of excess capacity in certain products. In addition, export sales from the CIS and China of metals and alloys produced in excess of local demand can severely hurt the price of ferroalloys in Europe and the United States, which in turn exerts a negative impact on the price of some of Metallurg's products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." New entrants may also increase competition in the metals industry, which could materially adversely affect Metallurg. An increase in the use of substitutes for metal alloys also could have a material adverse effect on the financial condition and operations of

Metallurg. Although Metallurg faces competition in each of its markets, Metallurg does not believe that any single competitor competes with Metallurg in all of its products or markets.

     Iron and Steel Industry -- In North America, products manufactured by Strategic Minerals Corp. (Stratcor), Treibacher Industrie AG and Xstrata AG compete with Metallurg's ferrovanadium products, while several U.S., UK and Russian companies compete worldwide with Metallurg's ferrotitanium products. In standard grades of low carbon ferrochrome, competition comes worldwide from Samancor Ltd. (South Africa), Zimbabwe Alloys Ltd. (Zimalloys), China and the CIS.

     Aluminum Industry -- Competition is international because of the relatively small number of master alloy and compacted product manufacturers. In Europe and the Far East, KBM Affilips Ltd., Anglo Blackwells and Aleastur-Asturiana de Aleaciones SA compete against products manufactured by LSM, while in North and South America, KB Alloys and Milward Alloys Inc. (a distribution agent of KBM Affilips Ltd.) compete against Metallurg in master alloys. Competition in compacted products comes mainly from Elkem SA in North America and Hoesch in the rest of the world.

     Superalloy and Titanium Alloy Industries -- Strategic Minerals Corp. and Reading Alloys Inc. compete internationally with Metallurg in vanadium aluminum. Reading Alloys Inc. also competes in sophisticated alloys for the superalloy industry, as do CBMM-Cia Brasileira de Metalurgica e Mineracao, Cabot Corporation and H.C. Starck GmbH in certain products. Metallurg has limited competition in special grades of low carbon ferrochrome from Japan, South Africa and the CIS. Delachaux Division Metaux and, to a limited extent, Eramet Marietta, Inc. compete with Metallurg in chromium metal.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") is carried out by Metallurg in its two technical centers at LSM and GfE, providing analytical, research and development support to in-house operations, as well as analytical services to customers and third parties. The technical centers have furnaces, laboratories, milling and testing equipment with R&D efforts linked to product and process improvement as well as the development of new product lines. Relationships are maintained with customers' technical facilities and materials departments of universities which supplement Metallurg's R&D efforts. Recent projects in LSM include a new carbon-based grain refiner for the aluminum industry developed jointly with Shieldalloy, superfine aluminum powders for automotive paints and metal catalysts for the chemical industry. In Germany, R&D is focused on advanced metallic phases for structural and functional applications as well as sputtering targets of a variety of advanced materials, biomedical coatings and various alloys for high-performance batteries.

EMPLOYEES

     As of January 31, 2000, Metallurg employed approximately 1,400 people worldwide. Labor unions represent approximately 50% of Metallurg's employees. Employees are represented by unions at seven locations in the United States, the United Kingdom, Germany and Brazil. Many of the collective bargaining agreements covering Metallurg's union employees at its foreign subsidiaries are renewable on an annual basis. Metallurg's relationships with its unions are managed at the local level and are considered by management to be satisfactory.

1997 JOINT PLAN OF REORGANIZATION

     In April 1997, Metallurg, Inc. and Shieldalloy successfully consummated their Joint Plan of Reorganization dated December 18, 1996, pursuant to Chapter 11 of the United States Bankruptcy Code (the "Reorganization Plan"). The reorganization was necessitated by Metallurg, Inc.'s inability to restructure or refinance its long-term indebtedness and revolving credit facility in light of the confluence of numerous economic factors which negatively impacted on Metallurg's businesses and caused Metallurg, Inc. to default on certain then-outstanding indebtedness. While in Chapter 11 proceedings, Metallurg substantially reduced debt, restructured significant obligations, restructured operations and made certain management changes, thereby reducing expenses. Metallurg, Inc. and Shieldalloy also entered into settlement agreements with various environmental regulatory authorities. As a result of the consummation in November 1997 of the offering of Metallurg, Inc.'s 11% Senior Notes due 2007 (the "Senior Notes") and other financial arrangements made by Metallurg, Metallurg's financial position was improved with enhanced liquidity and extended maturities of debt. See "Note
3. Plan of Reorganization and Fresh-Start Reporting" to Metallurg's Consolidated Financial Statements.

ANTI-DUMPING DUTIES

     In response to dumping by the former Soviet Union, Metallurg sought and obtained anti-dumping orders against Russia for imports of ferrovanadium into the United States and against Russia, Kazakhstan and Ukraine for imports of low carbon ferrochrome into Europe.

     Since July 1995, the Department of Commerce has imposed incremental anti-dumping duties, which currently range from 10.1% to 108% on imports of Russian ferrovanadium and nitrided vanadium into the United States. These duties are subject to a "sunset" review beginning in mid-2000, after which time the International Trade Commission and the Department of Commerce will determine whether to terminate or extend them. In addition, all anti-dumping duty rates are subject to annual review by the Department of Commerce. Metallurg had revenues of approximately $21 million from sales of ferrovanadium produced by it and sold in the United States for the year ended January 31, 2000. If the incremental duties are not maintained at their current levels, Metallurg may be materially adversely affected. Normal duties on ferrovanadium imports are 4.2%.

     From 1993 to 1998, the Council of the European Community imposed duties on imports of low carbon ferrochrome from Russia, Kazakhstan and Ukraine as high as
0.31 ECU per kilogram of material. These anti-dumping duties lapsed in October 1998, and the regulatory measures that had imposed such duties were formally repealed by the Council in March 2000. Metallurg had revenues of approximately $31 million from sales of ferrochrome produced in Europe for the year ended January 31, 2000. The expiration of these duties is not expected to have a material adverse effect on Metallurg.

ENVIRONMENTAL MATTERS

     Metallurg's alloy manufacturing operations in Newfield, New Jersey and Cambridge, Ohio are subject to various federal, state and local environmental, safety and health laws and regulations, including those relating to air and water quality, and solid and hazardous wastes. Metallurg's alloy manufacturing operations in Germany and Brazil are subject to analogous environmental laws and regulations. Metallurg is faced with a number of environmental issues, which have largely resulted from environmental cleanup requirements, particularly in the areas of solid waste and hazardous waste removal. There can be no assurance that the current environmental requirements will not result in future liabilities and obligations, including future liability for disposal or contamination at both domestic and foreign facilities. There is also the possibility that changes to applicable environmental laws and regulations might result in future liabilities and obligations for Metallurg, including those related to contamination at Metallurg's facilities. These potential liabilities might also be material to Metallurg's business operations, financial condition or cash flow.

     Metallurg maintains environmental and industrial safety and health compliance programs at its plants, and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     Shieldalloy submitted to the Nuclear Regulatory Commission ("NRC") in July 1999 its decommissioning plan for Cambridge, which includes plans to cap slag piles on-site, an alternative that the Ohio Environmental Protection Agency ("OEPA") has approved. Before NRC completed its review of the plan, NRC delegated it regulatory authority over the site to the Ohio Department of Health ("ODH") in August 1999. ODH is now the governmental entity responsible for overseeing the decommissioning of the site, and Shieldalloy expects that ODH and OEPA will provide comments on the decommissioning plan sometime in 2000. Shieldalloy estimates that the remediation, decommissioning and wetland projects will cost approximately $11.2 million, although there can be no assurance that Metallurg will not incur additional expenses related to these projects.

     Known environmental matters which may result in liabilities to Metallurg and the related estimates and accruals are summarized in "Note 15. Environmental Liabilities" to the Company's Consolidated Financial Statements. See also "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Resources -- Environmental Remediation Costs."

     Metallurg is a defendant in an action brought by local residents alleging personal injury and property damage from groundwater contamination and other exposure to hazardous materials allegedly originating from the Newfield plant. Metallurg intends to vigorously defend this action and does not believe that the outcome of this litigation will have a material adverse effect on Metallurg's operations, cash flow or financial position. See "Item 3. Legal Proceedings."

     While Metallurg's remediation obligations and other environmental costs will, in the aggregate, reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

ITEM 3.  LEGAL PROCEEDINGS.

     Metallurg Holdings is not party to any legal proceedings. Metallurg, Inc. and certain of its subsidiaries are parties to a variety of legal proceedings relating to their operations. The ultimate legal and financial liability of Metallurg in respect of all legal proceedings in which it is involved cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management does not expect that the ultimate outcome of these contingencies, net of liabilities already accrued in Metallurg's Consolidated Balance Sheet, will have a material adverse effect on Metallurg's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on Metallurg's results of operations and/or cash flows for that period. For discussion of environmental matters, see "Items 1 and 2. Business and Properties -- Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

METALLURG HOLDINGS

     Metallurg Holdings issued no securities during 1999.

     There is no public trading market for Metallurg Holdings' equity securities.

     Metallurg Holdings does not presently intend to pay any dividends, although it may choose to do so in the future. Metallurg Holdings is restricted from paying dividends to its shareholders as a result of the indenture for the Senior Discount Notes, which, in general, prohibits Metallurg Holdings from making dividends in an amount greater than 50% of its consolidated net income, as defined in the indenture.

     Metallurg Holdings is a holding company with limited operations of its own. Substantially all of Metallurg Holdings' operating income is generated by Metallurg. As a result, Metallurg Holdings will rely upon distributions or advances from Metallurg, Inc. to provide the funds necessary to meet its debt service obligations.

METALLURG

     On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International. See "Note 2. Acquisition Transactions" to the Company's Consolidated Financial Statements. There is no public trading market for Metallurg, Inc.'s equity securities.

     On November 20, 1998, the Board of Directors of Metallurg, Inc. (the "Board") adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"), to provide (i) designated employees of Metallurg, Inc. and its subsidiaries,
(ii) certain Key Advisors, as defined in the plan, who perform services for Metallurg, Inc. or its subsidiaries, and (iii) non-employee members of the Board with the opportunity to receive grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units. Under the ECP, 500,000 shares of common stock were made available for stock awards and stock options. Metallurg believes that the ECP will encourage the participants to contribute materially to the growth of Metallurg, thereby benefiting Metallurg's shareholders, and will align the economic interests of the participants with those of the shareholders. Pursuant to the ECP, the Board has awarded to eligible executives and non-employee Board members options to purchase an aggregate of 434,500 shares of common stock, net of cancellations, at an exercise price of $30.00 per share, in 1998 and 1999. Such options have a term of ten years and vest in virtually all cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant.

     Metallurg, Inc. issued no securities during 1999, other than stock options.

     Metallurg, Inc. does not presently intend to pay any dividends, although it may choose to do so in the future. Metallurg, Inc., is restricted from paying dividends to its shareholders as a result of the indenture for the Senior Notes, which, in general, prohibits Metallurg, Inc. from making dividends in an amount greater than 50% of its net income, as defined in the indenture. In addition, Metallurg, Inc.'s revolving credit facility with Fleet National Bank (formerly known as BankBoston, N.A.) limits the payment of dividends.

     Metallurg, Inc. is a holding company with limited operations of its own. Substantially all of Metallurg, Inc.'s operating income is generated by its subsidiaries. As a result, Metallurg, Inc. will rely upon distributions or advances from its subsidiaries to provide the funds necessary to meet its debt service obligations. In some cases, however, Metallurg, Inc.'s subsidiaries are restricted in their ability to pay dividends. Metallurg, Inc.'s Turkish subsidiary is limited in its ability to pay dividends from retained earnings, as a result of historical currency devaluation. In addition, working capital facilities and other financing arrangements at Metallurg, Inc.'s subsidiaries restrict such subsidiaries' ability to pay dividends. For example, EWW must obtain the consent of a German governmental authority, which guarantees a portion of EWW's DM 15 million (approximately $7.8 million) working capital facility, in order to pay dividends to Metallurg, Inc. EWW's ability to pay dividends to Metallurg, Inc. is also restricted by the terms of a settlement arrangement entered into with a German state pension board with regard to its pension liability. The stock of EWW has been pledged to secure obligations owed by EWW to the German governmental authority and the German state pension board. LSM is party to a working capital facility which limits its ability to pay dividends in an amount of up to 100% of LSM's annual net income. In addition, Metallurg, Inc.'s Swiss marketing subsidiary may only pay dividends to Metallurg, Inc. in amounts up to 50% of its net income.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected historical financial data of the Company for the period June 10, 1998 (inception) to January 31, 1999 and the year ended January 31, 2000. The Company's results of operations and financial position reflect the acquisition of Metallurg, Inc. on July 13, 1998. The acquisition was accounted for as a purchase and accordingly, the Company's consolidated financial statements are not directly comparable to prior period financial data presented herein. Also presented are selected historical financial data of Metallurg for the years ended December 31, 1995 and 1996, the quarter ended March 31, 1997, the three quarters ended January 31, 1998 and the years ended January 31, 1999 and 2000.

     Information as of and for the years ended December 31, 1995 and 1996 is derived from the consolidated financial statements of Metallurg, which have been audited by Deloitte & Touche LLP, independent public accountants. The information as of March 31, 1997 and January 31, 1998, and for the quarter ended March 31, 1997 and the three quarters ended January 31, 1998 is derived from the consolidated financial statements of Metallurg, included elsewhere herein, which have been audited by Deloitte & Touche LLP, independent public accountants.

     The information as of and for the years ended January 31, 1999 and 2000 is derived from the consolidated financial statements of the Company and Metallurg, included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, independent accountants.

     Financial information contained herein for periods after March 31, 1997 reflects the effects of the Reorganization Plan, including the implementation of fresh-start reporting, as of March 31, 1997. Accordingly, Metallurg's consolidated financial statements for periods and dates prior to March 31, 1997 are not directly comparable to subsequent consolidated financial statements. The results of operations for the quarter ended March 31, 1997 and the three quarters ended January 31, 1998 are not necessarily indicative of results for the full year. The information in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

                            SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                         METALLURG
                         -------------------------------------------------------------------------
                                PRE-CONFIRMATION                      POST-CONFIRMATION                      THE COMPANY
                         -------------------------------   ---------------------------------------   ----------------------------
                                YEARS                         THREE                                      PERIOD
                                ENDED           QUARTER     QUARTERS        YEAR          YEAR       JUNE 10, 1998       YEAR
                            DECEMBER 31,         ENDED        ENDED         ENDED         ENDED      (INCEPTION) TO      ENDED
                         -------------------   MARCH 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,    JANUARY 31,     JANUARY 31,
                           1995       1996       1997         1998          1999          2000            1999           2000
                         --------   --------   ---------   -----------   -----------   -----------   --------------   -----------
STATEMENT OF OPERATIONS
  DATA:
Total revenue..........  $689,364   $650,002   $155,587     $476,967      $607,169      $472,517        $254,558       $472,517
Gross margin...........    85,829     83,464     21,527       66,934        81,308        51,201          22,883         51,201
Operating income
  (loss)(a)............    15,705    (11,221)     6,481       23,371        14,782        (4,508)        (11,848)        (9,740)
Extraordinary item, net
  of tax(b)............        --         --     43,032         (792)           --            --              --             --
Net income (loss)......     1,665    (28,495)    57,954        6,272         1,932       (18,658)        (15,465)       (33,235)

                                                         METALLURG
                         -------------------------------------------------------------------------
                          PRE-CONFIRMATION                      POST-CONFIRMATION                            THE COMPANY
                         -------------------   ---------------------------------------------------   ----------------------------
                            DECEMBER 31,
                         -------------------   MARCH 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,    JANUARY 31,     JANUARY 31,
                           1995       1996       1997         1998          1999          2000            1999           2000
                         --------   --------   ---------   -----------   -----------   -----------   --------------   -----------
BALANCE SHEET DATA:
Total assets...........  $342,610   $331,626   $305,704     $319,786      $311,117      $293,651        $414,356       $391,386
Total debt.............    37,625     19,869     66,488      107,149       114,130       110,994         183,830        189,864
Liabilities subject to
  compromise...........   169,519    179,897         --           --            --            --              --             --

---------------
(a) Includes:

       -- environmental expense (recovery) of $5,624, $37,582 and $(5,501) in the years ended December 31, 1995 and 1996 and January 31, 2000, respectively. (See "Note 15. Environmental Liabilities" to the Company's Consolidated Financial Statements);

       -- restructuring charges of $11,658 and $6,536 in the years ended
          December 31, 1995 and January 31, 2000, respectively (See "Note 5. Restructuring" to the Company's Consolidated Financial Statements); and

       -- Merger-related costs of $7,888 in the year ended January 31, 1999 (See
          "Note 2. Acquisition Transactions" to the Company's Consolidated Financial Statements).

(b) Reflects (in 1997) discharge of indebtedness income, net of tax effects, relating to the consummation of the Reorganization Plan and (in 1998) the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto of the Company and Metallurg included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of Metallurg's business, Metallurg's dependence on foreign customers (particularly customers in Europe), the economic strength of Metallurg's markets generally and particularly the strength of the demand for iron, steel, aluminum and superalloys and titanium alloy industries in those markets, the accuracy of Metallurg's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

OVERVIEW

     Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund which is associated with Safeguard International. As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, Inc., the following discussions of the Company's results of operations relates to Metallurg, unless otherwise indicated.

     Metallurg is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys, titanium alloys, chemicals and other metal consuming industries. The industries that Metallurg supplies are cyclical. See "Items 1 and 2. Business and Properties -- Products and Markets". Throughout 1997 and into 1998, market conditions for most of Metallurg's products were favorable. However, sales prices and demand for several of Metallurg's major products declined during the second half of 1998 and into 1999. Metallurg believes that the price declines were the result of economic turmoil seen in Asia, Latin America and Russia in 1997 and 1998. In the steel industry, this led to lower production almost everywhere except in the U.S. during the first half of 1998. In the second half of 1998, Japan, Russia, Brazil and some other Asian countries exported large volumes of steel to the U.S., causing domestic production to be drastically curtailed in the latter months of 1998. The import problems that beset the U.S. steel industry in 1998 and early 1999 have eased and steel production and demand have improved here and throughout the rest of the world. U.S. steel production is recently back to the peak levels of the first half of 1998, and worldwide stainless steel growth is particularly strong at present. In the aerospace sector, civilian airliner deliveries for 1998 fell substantially below the level previously forecast by one major producer and the production plans for subsequent years were scaled back in response to order postponements and cancellations as Trans-Pacific and Asian air passenger volumes contracted sharply. Furthermore, Asian demand for corrosion resistant materials for major capital projects also fell sharply due to the economic and financial difficulties in the region. These factors contributed to lower sales of Metallurg's products to the superalloy and titanium alloy industries, which continue to hold excessive inventories, particularly of their aerospace related products. However, the outlook for the superalloy industry is improving as the industry prepares to meet significant demand for the construction of land based turbines during the period 2000-2003, and Metallurg is seeing stronger demand, starting in the fourth quarter of 1999, for certain of its related products. The aluminum industry had sustained satisfactory levels of demand for Metallurg's products throughout 1998 and 1999 and is expected to experience modest growth in the foreseeable future.

     On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International. See "Note 2. Acquisition Transactions" to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS -- METALLURG HOLDINGS

     The Company's results of operations for the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999 include the results of Metallurg Holdings and Metallurg Inc. for the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively, and of the operating subsidiaries for the year ended December 31, 1999 and the period June 10, 1998 (inception) to December 31, 1998, respectively. The consolidated balance sheet data of the Company at January 31, 2000 and 1999 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at January 31, 2000 and 1999, respectively, and of the operating subsidiaries at December 31, 1999 and 1998, respectively.

  YEAR ENDED JANUARY 31, 2000 AND THE PERIOD JUNE 10, 1998 (INCEPTION) TO JANUARY 31, 1999

     The net loss of $33.2 million for the year ended January 31, 2000, includes the consolidation of Metallurg (a loss of $18.7 million), $9.2 million of interest expense on its Senior Discount Notes, $5.4 million of amortization of acquisition, goodwill and deferred issuance costs, $0.1 million of general overhead costs and $0.2 million of interest income.

     The net loss of $15.5 million for the period June 10, 1998 (inception) to January 31, 1999, includes the consolidation of Metallurg for the period subsequent to the acquisition (a loss of $7.9 million, which excludes certain Merger-related costs of $3.5 million, relating to the cancellation of compensatory stock options, which were accounted for as purchase price by Metallurg Holdings), $4.5 million of interest expense on its Senior Discount Notes, $2.9 million of amortization of acquisition, goodwill and deferred issuance costs and $0.2 million of general overhead costs.

RESULTS OF OPERATIONS -- METALLURG

     As a result of Metallurg, Inc.'s change in its fiscal year from a calendar year to January 31, effective as of April 1, 1997, the consolidated operating results of Metallurg for the fiscal years ending January 31, 2000 and 1999 include the results of Metallurg, Inc., the parent holding company, for the years ended January 31, 2000 and 1999, respectively, and the results of its operating subsidiaries (whose fiscal years remain the calendar year) for the years ended December 31, 1999 and 1998, respectively. The consolidated balance sheet data of Metallurg at January 31, 2000 and 1999 reflect the financial position of Metallurg, Inc. at January 31, 2000 and 1999, respectively, and of the operating subsidiaries at December 31, 1999 and 1998, respectively. The consolidated operating results of Metallurg for the four quarters ended January 31, 1998 include the results of Metallurg, Inc. for the thirteen months ended January 31, 1998 and the results of its operating subsidiaries for the year ended December 31, 1997. The consolidated balance sheet data of Metallurg at January 31, 1998 reflect the financial position of Metallurg, Inc. at January 31, 1998 and of the operating subsidiaries at December 31, 1997.

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

                                                                                          INTERSEGMENT   CONSOLIDATED
                                 SHIELDALLOY     LSM        GFE        EWW      OTHER     ELIMINATIONS      TOTALS
                                 -----------   --------   --------   -------   --------   ------------   ------------
                                                                    (IN THOUSANDS)
YEAR ENDED JANUARY 31, 2000
Revenues.......................   $124,466     $147,833   $ 85,862   $32,862   $189,725    $(108,231)      $472,517
Gross margin...................      1,150       15,544     12,318     2,677     18,189        1,323         51,201
Restructuring charges..........         --        2,357      3,444       735         --           --          6,536
Operating (loss) income........     (2,310)       2,271      5,179      (853)    (1,102)       1,323          4,508
Interest income (expense),
  net..........................      2,532           24     (1,107)      (97)   (11,769)          --        (10,417)
Income tax provision...........        429          670        534       154      1,930           --          3,717
Net (loss) income..............       (217)       1,470     (6,336)   (1,104)   (16,947)       4,476        (18,658)
YEAR ENDED JANUARY 31, 1999
Revenues.......................   $191,276     $171,197   $130,199   $47,785   $230,285    $(163,573)      $607,169
Gross margin...................     19,981       20,550     15,366     2,158     22,626          627         81,308
Operating income (loss)........     10,105        7,771      1,994      (366)    (5,349)         627         14,782
Interest income (expense),
  net..........................      1,299         (328)    (1,089)      (15)    (9,737)          --         (9,870)
Income tax provision
  (benefit)....................      3,529        1,835        174      (857)       107           --          4,788
Net income.....................      7,617        5,301      2,985       429      4,739      (19,139)         1,932
FOUR QUARTERS ENDED JANUARY 31, 1998
Revenues.......................   $202,971     $177,973   $ 97,650   $56,555   $276,833    $(179,428)      $632,554
Gross margin...................     19,989       21,748     14,609     8,278     25,567       (1,730)        88,461
Operating income...............     10,152        9,066      3,944     5,427      2,993       (1,730)        29,852
Interest income (expense),
  net..........................      1,167         (589)    (1,375)      (55)    (5,046)          --         (5,898)
Income tax provision...........      2,787        4,628      1,669    (3,563)     3,875           --          9,396
Extraordinary items............    (16,903)      (2,067)    (1,573)     (420)    63,203           --         42,240
Net (loss) income..............    (14,125)       7,521       (167)    9,746     70,669       (9,418)        64,226
Significant non-cash item:
  Fresh-start revaluation......     (4,719)       5,739     (1,040)    1,216      3,911           --          5,107

  YEAR ENDED JANUARY 31, 2000 COMPARED TO THE YEAR ENDED JANUARY 31, 1999

     Shieldalloy's revenues decreased $66.8 million, or 34.9%, below 1998. As a result of the lower output of the U.S. steel industry, reduced volume and selling prices of ferrovanadium during 1999 resulted in a decrease in revenues of approximately $30 million. The majority of the remaining decline is attributable to lower volume and selling prices of ferrosilicon, chrome metal and low carbon ferrochrome resulting from lower demand from the steel and superalloy industries.

     Metallurg's European units were all affected negatively by oversupply of materials in the aerospace industry supply chain discussed earlier and weak production levels in the European steel industry. LSM's revenues were $23.4 million, or 13.6%, below 1998 due primarily to decreased volume of ferrotitanium and chromium metal sales. GfE's revenues were $44.3 million, or 34.1%, below 1998 due primarily to decreased selling prices and volumes of vanadium aluminum and other titanium masteralloys, ferroniobium, ferrovanadium and chrome products. Revenues of EWW were $14.9 million, or 31.2%, below the first three quarters of 1998 due primarily to reduced demand for low carbon ferrochrome.

     Gross margins decreased from $81.3 million in the year ended January 31, 1999 to $51.2 million in the year ended January 31, 2000, a decrease of 37.0%, due principally to price and volume decreases in ferrovanadium, ferrotitanium, chromium and low carbon ferrochrome. Gross margins also reflect lower of cost or market inventory provisions of approximately $6.4 million relating to Shieldalloy's ferrovanadium products. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense by $1.1 million and $1.4 million in the years ended January 31, 2000 and 1999, respectively, and increasing gross margins by equal amounts.

     Selling, general and administrative expenses ("SG&A") decreased from $58.6 million in the year ended January 31, 1999 to $54.7 million in the year ended January 31, 2000, a decrease of 6.7%, due principally to lower compensation costs. For the year ended January 31, 2000, SG&A represented 11.6% of Metallurg's sales compared to 9.7% for the year ended January 31, 1999.

     In June 1999, Shieldalloy recognized an environmental expense recovery of $5.5 million upon settlement with an insurance company relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at Shieldalloy's Newfield, New Jersey site.

     During the second quarter of 1999, Metallurg initiated a restructuring program. The restructuring is intended to reduce Metallurg's cost structure, to streamline management and production technical functions and focus resources in support of higher margin products at core production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. The restructuring predominately affects Metallurg's operations in Europe. As a result of the restructuring and other cost reduction initiatives, including the reduction of certain distribution activities, Metallurg expects to reduce its workforce by over 180 employees and generate cost savings of about $9-10 million annually in future periods. See "Note 5. Restructuring" to the Company's Consolidated Financial Statements.

     Operating income decreased from $14.8 million in the year ended January 31, 1999 to a loss of $4.5 million in the year ended January 31, 2000. The decrease in operating income reflected the decrease in gross margin and restructuring charges of $6.5 million, offset somewhat by lower SG&A expenses and the environmental recovery of $5.5 million, as discussed above.

     Interest income (expense), net is as follows (in thousands):

                                                                  YEARS ENDED
                                                                  JANUARY 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Interest income.............................................  $  2,838    $  2,963
Interest expense............................................   (13,255)    (12,833)
                                                              --------    --------
     Interest expense, net..................................  $(10,417)   $ (9,870)
                                                              ========    ========

     Interest expense, net, increased by $0.5 million reflecting higher effective interest rates and increased external borrowing levels.

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                                  YEARS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                               2000        1999
                                                              -------     -------
Total current...............................................  $(1,912)    $(5,489)
Total deferred..............................................   (1,805)        701
                                                              -------     -------
     Income tax provision, net..............................  $(3,717)    $(4,788)
                                                              =======     =======

     The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of the statutory Federal income tax rate over foreign tax rates: (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.3 million in the year ended January 31, 2000; and (v) the deferred tax effects of certain deferred tax assets which a corresponding credit has been recorded to "Additional paid-in capital" approximately $1.0 million in the year ended January 31, 2000. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods. See "Note 12. Income Taxes" to the Company's Consolidated Financial Statements.

     Net income decreased from $1.9 million for the year ended January 31, 1999 to a net loss of $18.7 million for the year ended January 31, 2000. The decrease in the current year results mostly from reduced gross margins and the restructuring charges noted above.

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

     SG&A were comparable in the two periods. For the four quarters ended January 31, 1998, SG&A represented 9.3% of Metallurg's sales compared to 9.7% for the year ended January 31, 1999.

     Operating income decreased from $29.9 million in the four quarters ended January 31, 1998 to $14.8 million in the year ended January 31, 1999, a decrease of 50.5%. The decrease in operating income reflected the decrease in gross margin, discussed above, as well as Merger-related costs of $7.9 million incurred in the year ended January 31, 1999. These Merger-related costs included: (i) $3.5 million for payments to cancel compensatory options; (ii) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the indenture with regard to Metallurg, Inc.'s Senior Notes and to amend the indenture to reflect the post-Merger ownership of Metallurg, Inc.; (iii) $2.8 million for payments made pursuant to existing employment agreements with Metallurg, Inc. management; and (iv) approximately $1.0 million of other Merger-related costs.

     Interest income (expense), net is as follows (in thousands):

                                                                             FOUR QUARTERS
                                                           YEAR ENDED            ENDED
                                                        JANUARY 31, 1999    JANUARY 31, 1998
                                                        ----------------    ----------------
Interest income.......................................      $  2,963            $ 4,078
Interest expense......................................       (12,833)            (9,976)
                                                            --------            -------
     Interest expense, net............................      $ (9,870)           $(5,898)
                                                            ========            =======

     Interest expense increased significantly in the year ended January 31, 1999, as Metallurg, Inc. accrued approximately $11 million of interest expense on its $100 million aggregate principal amount of Senior Notes, which were issued in November 1997. Metallurg, Inc. used a portion of the proceeds from the Senior Notes to retire $39.5 million of the then outstanding 12% senior-secured notes of Metallurg, Inc. due 2007. In the four quarters ended January 31, 1998, Metallurg, Inc. accrued approximately $4.6 million of interest expense on these 12% senior-secured notes and approximately $2.0 million of interest expense on the Senior Notes. Metallurg, Inc. did not accrue interest on debt incurred prior to entering Chapter 11 proceedings. As a result, approximately $2.1 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, was not reflected in the quarter ended March 31, 1997.

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                                             FOUR QUARTERS
                                                           YEAR ENDED            ENDED
                                                        JANUARY 31, 1999    JANUARY 31, 1998
                                                        ----------------    ----------------
Total current.........................................      $(5,489)            $(7,825)
Total deferred........................................          701              (1,571)
                                                            -------             -------
     Income tax provision, net........................      $(4,788)            $(9,396)
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

     Net income decreased from $64.2 million for the four quarters ended January 31, 1998 to $1.9 million for the year ended January 31, 1999. Included in prior year net income is an extraordinary item of $42.2 million, representing primarily the cancellation of debt resulting from the consummation of Metallurg's Reorganization Plan, and a $5.1 million credit, representing the effects of revaluing Metallurg's assets and liabilities under fresh-start reporting. In addition, other income included gains on the sales of Metallurg, Inc.'s New York office building and of certain plant assets of GfE totaling $4.4 million. The decrease in the current year results from reduced gross margins, Merger-related costs and increased interest expenses, is noted above.

  FOUR QUARTERS ENDED JANUARY 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Total revenues for Metallurg, Inc. and its subsidiaries decreased from $650.0 million in the year ended December 31, 1996 to $632.6 million in the four quarters ended January 31, 1998, a decrease of 2.7%. Sales attributable to Frankel Metal Company ("FMC"), Metallurg's former titanium scrap processing subsidiary, accounted for a decrease of $10.3 million. Reduced volumes and selling prices for manganese and ferrosilicon products in the U.S., resulting from strong competition and lack of supply at competitive prices, respectively, accounted for a decrease in sales. In addition, sales of low carbon ferrochrome declined as customers slowed down their buying in the quarter ended January 31, 1998. Offsetting this decrease, however, were increased volumes and selling prices for ferrovanadium and ferrotitanium, resulting from a strong steel market. In addition, the installation in 1997 of a new plant for the production of chromium metal in the UK contributed to an increase in sales.

     Gross margins increased from $83.5 million in the year ended December 31, 1996 to $88.5 million in the four quarters ended January 31, 1998, an increase of 6.0%. Increases in volumes and selling prices of ferrovanadium and ferrotitanium, as discussed above, accounted for much of the increase. Although Metallurg's UK aluminum powder producing division recorded decreased sales in the four quarters ended January 31, 1998 compared to the year ended December 31, 1996, margins relating to such division increased due to a change in product mix. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense in the four quarters ended January 31, 1998 by $1.1 million and increasing gross margin by an equal amount. Gross margins related to ferrosilicon products, however, declined as a result of reduced volumes and selling prices, as discussed above. In aluminum master alloys and compacted products, increased volumes improved production variances and significantly offset a decrease in margins at Metallurg's UK operations caused by the impact of a strong British pound. Gross margins related to FMC accounted for a further decrease in gross margins of $1.6 million during this period.

     SG&A increased from $57.1 million in the year ended December 31, 1996 to $58.6 million in the four quarters ended January 31, 1998, an increase of 2.6%. For the year ended December 31, 1996, SG&A represented 8.8% of Metallurg's sales compared to 9.3% for the four quarters ended January 31, 1998. SG&A increased principally as a result of increased bonus accruals and awards under the Stock Award and Stock Option Plan of Metallurg, Inc. incurred in connection with the consummation of the Reorganization Plan, additional costs related to the audit of the March 31, 1997 financial statements and the inclusion of an extra month of Metallurg, Inc.'s operations.

     Operating loss was $11.2 million in the year ended December 31, 1996, compared to operating income of $29.9 million in the four quarters ended January 31, 1998. The loss in 1996 was due principally to an environmental provision of $37.6 million, representing the anticipated future costs of remediation and maintenance of various environmental projects, primarily at Shieldalloy. The improvement resulted from an increase in margins on sales of ferrovanadium, ferrotitanium and aluminum powders due to the strength of the steel, superalloy and chemical industries, partially offset by a decrease in margins on aluminum master alloys and briquettes resulting from a highly competitive marketplace. Operating income for the year ended December 31, 1996 included $1.5 million of environmental expenses related to the operation of the water remediation facility at Metallurg's Newfield, New Jersey site. As a result of Metallurg's adoption of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", operating income in the four quarters ended January 31, 1998 does not include such water remediation expenses. In addition, as discussed above, as a result of the change of the holding company's fiscal year, operating income of $29.9 million in the four quarters ended January 31, 1998 included approximately $0.4 million of expenses related to the operations of the holding company for the month of January 1998.

     Interest income (expense), net is as follows (in thousands):

                                                             FOUR QUARTERS        YEAR
                                                                 ENDED           ENDED
                                                              JANUARY 31,     DECEMBER 31,
                                                                 1998             1996
                                                             -------------    ------------
Interest income............................................     $ 4,078         $ 4,516
Interest expense...........................................      (9,976)         (3,043)
                                                                -------         -------
     Interest (expense) income, net........................     $(5,898)        $ 1,473
                                                                =======         =======

     Interest expense increased in the four quarters ended January 31, 1998, as Metallurg, Inc. recognized interest expense of $4.6 million on its 12% senior-secured notes through November 1997 and accrued interest expense of $2.0 million on its Senior Notes which were issued in November 1997. As a result of the change in the fiscal year, the four quarters ended January 31, 1998 contain an additional month of interest expense of approximately $0.9 million. Metallurg, Inc. did not accrue interest on debt incurred prior to entering Chapter 11 proceedings and therefore, approximately $2.1 million and $8.6 million of contractual interest on these unsecured obligations, which were reported as part of liabilities subject to compromise, were not reflected in the four quarters ended January 31, 1998 and the year ended December 31, 1996, respectively.

     Income tax provision, net of tax benefits is as follows (in thousands):

                                                             FOUR QUARTERS        YEAR
                                                                 ENDED           ENDED
                                                              JANUARY 31,     DECEMBER 31,
                                                                 1998             1996
                                                             -------------    ------------
Total current..............................................     $(7,825)        $(8,504)
Total deferred.............................................      (1,571)             51
                                                                -------         -------
     Income tax provision, net.............................     $(9,396)        $(8,453)
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

     Net income was $64.2 million for the four quarters ended January 31, 1998 compared to a loss of $28.5 million for the year ended December 31, 1996 due primarily to an extraordinary item of $42.2 million, representing the cancellation of debt resulting from the consummation of Metallurg's Reorganization Plan, and a $5.1 million credit, representing the effects of revaluing Metallurg's assets and liabilities under fresh-start reporting. Net income for the four quarters ended January 31, 1998 included a loss of approximately $1.2 million related to the operations of Metallurg, Inc. for the month of January 1998. Reorganization expenses for the year ended December 31, 1996 totaled $3.5 million compared to $2.7 million in the four quarters ended January 31, 1998. In the four quarters ended January 31, 1998, other income included gains on the sales of Metallurg, Inc.'s New York office building and of certain plant assets of GfE. In the year ended December 31, 1996, other income included an additional gain on the sale of land in Turkey.

LIQUIDITY AND FINANCIAL RESOURCES

     General. The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At January 31, 2000, the Company had $59.8 million in cash equivalents and working capital of $137.2 million as compared to $38.4 million and $166.8 million, respectively, at January 31, 1999. For the year ended January 31, 2000, the Company generated $35.5 million in cash from operations.

     On October 29, 1999, Metallurg, Inc., Shieldalloy, and certain of their subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. Pursuant to the Revolving Credit Facility, Fleet National Bank, through its London office, is providing up to DM
20.5 million (approximately $10.6 million) of financing to GfE, which is guaranteed by the Borrowers and certain U.S. subsidiaries.

     On September 10, 1999, LSM entered into a term loan facility with HSBC Bank plc (formerly known as Midland Bank plc) in the amount of L6.0 million (approximately $9.7 million), the proceeds of which are to be used to finance capital expenditures. This facility, which is unsecured, expires in December 2006. Quarterly repayments commence in December 2002 and outstanding loans under the facility bear interest at LIBOR plus 1.0%.

     In addition, several of the other foreign subsidiaries of Metallurg, Inc. have term loans and credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These term loans and local credit facilities contain restrictions that vary from company to company and, in certain circumstances, local law and such restrictions limit the subsidiaries' ability to pay dividends to Metallurg, Inc.

     See "Note 10. Borrowings" to the Company's Consolidated Financial
Statements.

     The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least January 31, 2001.

     Capital Expenditures. Metallurg invested $13.9 million in capital projects during the year ended January 31, 2000. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs"). Capital expenditures are budgeted to increase significantly over prior year levels to approximately $25 million in the year ended

January 31, 2001, including $19 million of capital investments which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and major repairs of existing facilities. Although Metallurg has budgeted these items in the year ended January 31, 2001, Metallurg has not committed to complete these projects during that period as such commitments are contingent on senior management approval and other conditions. Metallurg believes that these projects will be funded through existing and future internally generated cash and local credit lines.

     Acquisitions. On March 31, 2000, LSM purchased the business of Hydelko KS, a Norwegian producer of master alloys for the aluminum industry, for approximately $9 million. The acquisition will complement the production capabilities of Metallurg's operations in the UK, U.S. and Brazil by increasing its market shares in Scandinavia, Europe and the U.S. and by introducing new product ideas.

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

     Year 2000 Readiness. Based on information available to date, Metallurg has not experienced any material adverse effects on its business, products, results of operations or financial condition as a result of the Year 2000 issue. All needed modifications and conversions of its business systems were completed prior to year-end. Over the past several years, Metallurg's management and accounting systems were upgraded generally and to make them Year 2000 ready. The costs associated with such upgrades or modifications were expensed as incurred or capitalized, as appropriate. Total incremental spending by Metallurg was not material to Metallurg's operations, liquidity or capital resources. Metallurg will continue to monitor for potential Year 2000 issues at its own facilities, its customers and suppliers, in order to permit a rapid response should any issues arise.

     Environmental Remediation Costs. In 1996, Metallurg elected early adoption of SOP 96-1, "Environmental Remediation Liabilities," which among other requirements, states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the year ended January 31, 2000, Metallurg expended $2.9 million for environmental remediation.

     As part of the Reorganization Plan, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of January 31, 2000, had an estimated cost of completion of $38.2 million. Of this amount, approximately $3.3 million is expected to be expended in 2000, $5.6 million in 2001 and $8.4 million in 2002. In addition, Metallurg estimates it will make expenditures of $3.6 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.7 million is expected to be expended in 2000 and $0.5 million in 2001. No spending is anticipated in 2002. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities. See "Note 15. Environmental Liabilities" to the Company's Consolidated Financial Statements.

     Metallurg believes that while its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities is sufficient to fund its current and anticipated future requirements for environmental expenditures.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following audited consolidated financial statements of Metallurg Holdings, Inc. and Metallurg, Inc. are presented herein pursuant to the requirements of Item 8 on the pages indicated below:

                                                              PAGE
                                                              -----
METALLURG HOLDINGS, INC. AND CONSOLIDATED
  SUBSIDIARIES -- AUDITED FINANCIAL STATEMENTS:
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP for the Year Ended January 31, 2000 and the Period
  June 10, 1998 (inception) to January 31, 1999.............     24
Statements of Consolidated Operations for the Year Ended
  January 31, 2000 and the Period June 10, 1998 (inception)
  to January 31, 1999.......................................     25
Consolidated Balance Sheets at January 31, 2000 and January
  31, 1999..................................................     26
Statements of Consolidated Cash Flows for the Year Ended
  January 31, 2000 and the Period June 10, 1998 (inception)
  to January 31, 1999.......................................     27
Notes to Consolidated Financial Statements for the Year
  Ended January 31, 2000 and the Period June 10, 1998
  (inception) to January 31, 1999...........................  28-56
Selected Quarterly Financial Data (unaudited) for the Year
  Ended January 31, 2000 and the Period June 10, 1998
  (inception) to January 31, 1999...........................     57
AUDITED FINANCIAL STATEMENT SCHEDULES:
Report of Independent Accountants on Financial Statement
  Schedule -- PricewaterhouseCoopers LLP for the Year Ended
  January 31, 2000 and the Period June 10, 1998 (inception)
  to January 31, 1999.......................................     58
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................     59

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES -- AUDITED
  FINANCIAL STATEMENTS:
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP for the Years Ended January 31, 2000 and 1999.........     60
Independent Auditors' Report -- Deloitte and Touche LLP for
  the Three Quarters Ended January 31, 1998 and the Quarter
  Ended March 31, 1997......................................     61
Statements of Consolidated Operations for the Years Ended
  January 31, 2000 and 1999, the Three Quarters Ended
  January 31, 1998 and the Quarter Ended March 31, 1997.....     62
Consolidated Balance Sheets at January 31, 2000 and January
  31, 1999..................................................     63
Statements of Consolidated Cash Flows for the Years Ended
  January 31, 2000 and 1999, the Three Quarters Ended
  January 31, 1998 and the Quarter Ended March 31, 1997.....     64
Notes to Consolidated Financial Statements for the Years
  Ended January 31, 2000 and 1999, the Three Quarters Ended
  January 31, 1998 and the Quarter Ended March 31, 1997.....  65-99
Selected Quarterly Financial Data (unaudited) for the Years
  Ended January 31, 2000 and January 31, 1999...............    100
AUDITED FINANCIAL STATEMENT SCHEDULE:
Report of Independent Accountants on Financial Statement
  Schedule -- PricewaterhouseCoopers LLP for the Years Ended
  January 31, 2000 and 1999.................................    101
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................    102

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Metallurg Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Metallurg Holdings, Inc. (the "Company") and its subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended January 31, 2000 and for the period June 10, 1998 (inception) to January 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
March 17, 2000

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)

                                                                                          PERIOD
                                                                          YEAR        JUNE 10, 1998
                                                                          ENDED       (INCEPTION) TO
                                                                       JANUARY 31,     JANUARY 31,
                                                              NOTES       2000             1999
                                                              -----    -----------    --------------
Sales.......................................................     1      $471,842         $254,161
Commission income...........................................     1           675              397
                                                                        --------         --------
  Total revenue.............................................             472,517          254,558
Cost of sales...............................................             421,316          231,675
                                                                        --------         --------
  Gross margin..............................................              51,201           22,883
Selling, general, and administrative expenses...............              59,906           30,384
Environmental expense recovery..............................    15        (5,501)              --
Restructuring charges.......................................     5         6,536               --
Merger-related costs........................................     2            --            4,347
                                                                        --------         --------
  Operating loss............................................              (9,740)         (11,848)
Other:
  Other (expense) income, net...............................    14          (151)           1,082
  Interest expense, net.....................................    10       (19,747)         (10,322)
                                                                        --------         --------
  Loss before income tax provision (benefit)................             (29,638)         (21,088)
Income tax provision (benefit)..............................  1,12         3,732           (5,623)
                                                                        --------         --------
  Loss before minority interest.............................             (33,370)         (15,465)
Minority interest...........................................                 135               --
                                                                        --------         --------
  Net loss..................................................             (33,235)         (15,465)
Other comprehensive (loss) income:
  Foreign currency translation adjustment...................  1,13        (1,206)              72
  Minimum pension liability adjustment......................     9          (309)             (57)
                                                                        --------         --------
  Comprehensive loss........................................            $(34,750)        $(15,450)
                                                                        ========         ========

                See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JANUARY 31,    JANUARY 31,
                                                              NOTES       2000           1999
                                                              -----    -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     1      $ 59,780       $ 38,395
  Trade receivables, less allowance for doubtful accounts
     (2000: $2,449; 1999: $2,970)...........................              68,386         63,745
  Inventories...............................................   1,7        80,653        120,658
  Prepaid expenses and other current assets.................              10,728         16,395
                                                                        --------       --------
          Total current assets..............................             219,547        239,193
Investments in affiliates...................................     1         5,187          5,396
Goodwill....................................................   1,2        93,717         98,794
Property, plant and equipment, net..........................   1,8        52,545         49,018
Other assets................................................              20,390         21,955
                                                                        --------       --------
          Total.............................................            $391,386       $414,356
                                                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...........................................    10      $  1,099       $  3,871
  Current portion of long-term debt.........................    10           833          1,074
  Trade payables............................................              48,792         37,460
  Accrued expenses..........................................              23,666         19,309
  Current portion of environmental liabilities..............  1,15         6,691          6,738
  Taxes payable.............................................    12         1,311          3,955
                                                                        --------       --------
          Total current liabilities.........................              82,392         72,407
                                                                        --------       --------
Long-term Liabilities:
  Long-term debt............................................    10       187,932        178,885
  Accrued pension liabilities...............................   1,9        35,890         41,062
  Environmental liabilities, net............................  1,15        31,819         35,463
  Other liabilities.........................................               6,220          5,556
                                                                        --------       --------
          Total long-term liabilities.......................             261,861        260,966
                                                                        --------       --------
          Total liabilities.................................             344,253        333,373
                                                                        --------       --------
Minority Interest...........................................                 (24)            --
Commitments and Contingencies...............................    16
Shareholders' Equity:
Common stock -- par value $.01 per share, authorized 30,000
  shares, no shares issued and outstanding..................    13            --             --
Series A Voting Convertible Preferred Stock -- par value
  $.01 per share, authorized 10,000 shares, issued and
  outstanding 5,202.335 shares..............................    13            --             --
Series B Non-Voting Preferred Stock -- par value $.01 per
  share, authorized 10,000 shares, issued and outstanding
  4,524 shares..............................................    13            --             --
Additional paid-in capital..................................    13        97,357         96,433
Accumulated other comprehensive (loss) income...............    13        (1,500)            15
Retained deficit............................................    13       (48,700)       (15,465)
                                                                        --------       --------
          Total shareholders' equity........................              47,157         80,983
                                                                        --------       --------
          Total.............................................            $391,386       $414,356
                                                                        ========       ========

                See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 PERIOD
                                                                 YEAR        JUNE 10, 1998
                                                                 ENDED       (INCEPTION) TO
                                                              JANUARY 31,     JANUARY 31,
                                                                 2000             1999
                                                              -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(33,235)       $ (15,465)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Executive stock awards....................................         --              354
  Depreciation and amortization.............................     13,766            7,035
  Loss on sales of assets...................................        146              268
  Restructuring charges.....................................      6,536               --
  Interest accretion on Senior Discount Notes...............      9,170            4,523
  Deferred income taxes.....................................      1,805           (3,021)
  Other, net................................................      3,270             (789)
                                                               --------        ---------
          Total.............................................      1,458           (7,095)
Changes in operating assets and liabilities:
  (Increase) decrease in trade receivables..................     (8,757)          35,008
  Decrease in inventories...................................     35,863            4,799
  Decrease (increase) in other current assets...............      5,077           (3,010)
  Increase (decrease) in trade payables and accrued
     expenses...............................................     21,582          (33,167)
  Restructuring payments....................................     (2,036)              --
  Environmental payments....................................     (2,866)          (2,023)
  Other assets and liabilities, net.........................    (14,782)             338
                                                               --------        ---------
          Net cash provided by (used in) operating
            activities......................................     35,539           (5,150)
                                                               --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..................    (13,932)          (8,687)
Proceeds from asset sales...................................        173              133
Cash paid for Metallurg, net of cash acquired...............         --         (112,345)
Other, net..................................................         74           (1,647)
                                                               --------        ---------
          Net cash used in investing activities.............    (13,685)        (122,546)
                                                               --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from Safeguard International...........         --           97,023
Proceeds from long-term debt................................      2,021           69,493
Repayment of long-term debt.................................       (914)          (1,541)
Net (repayment) borrowing of short-term debt................     (1,492)           2,483
Other.......................................................         --           (1,770)
                                                               --------        ---------
          Net cash (used in) provided by financing
            activities......................................       (385)         165,688
                                                               --------        ---------
Effects of exchange rate changes on cash and cash
  equivalents...............................................        (84)             403
                                                               --------        ---------
Net increase in cash and cash equivalents...................     21,385           38,395
Cash and cash equivalents -- beginning of period............     38,395               --
                                                               --------        ---------
Cash and cash equivalents -- end of period..................   $ 59,780        $  38,395
                                                               ========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes..................................   $  1,450        $   7,939
                                                               ========        =========
Cash paid for interest......................................   $ 12,570        $  12,372
                                                               ========        =========

                See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation formed on June 10, 1998, together with its consolidated subsidiaries, (collectively, the "Company"), is wholly owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg Inc. (the "Merger").

     Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys, titanium alloys, chemicals and other metal consuming industries. Metallurg sells more than 500 different products to over 3,000 customers worldwide (primarily in North America and Europe).

     Basis of Presentation and Consolidation -- Metallurg Holdings and Metallurg, Inc. both report on a fiscal year ending January 31. The operating subsidiaries of Metallurg, Inc. report on a calendar year ending December 31. Accordingly, the Company's results of operations for the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999 include the results of Metallurg Holdings and Metallurg Inc. for the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively, and of the operating subsidiaries for the year ended December 31, 1999 and the period June 10, 1998 (inception) to December 31, 1998, respectively. The consolidated balance sheet data of the Company at January 31, 2000 and 1999 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at January 31, 2000 and 1999, respectively, and of the operating subsidiaries at December 31, 1999 and 1998, respectively. All material intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- The Company presents all highly liquid instruments, maturing within 30 days or less when purchased, as cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market. The cost of inventories is determined using principally the average cost and specific identification methods.

     Goodwill -- Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired in business combinations, is being amortized on a straight-line basis over 20 years. For the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, amortization expense was $5,077,000 and $2,750,000, respectively. The Company assesses whether its long-lived assets are impaired, based on an evaluation of undiscounted projected cash flows, whenever significant events or changes occur that might impair recovery of recorded costs through the remaining amortization period. In the event an impairment of long-lived assets is present, the recoverability of goodwill will be assessed. See "Note 2. Acquisition Transactions" to the Company's Consolidated Financial Statements.

     Investments in Affiliates -- Investments in affiliates in which the Company has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method. Investments in which the Company has less than a 20% interest are carried at cost.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

     Property and Depreciation -- Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using principally the straight-line method over the estimated useful lives of the assets. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

     Revenue Recognition -- Sales represent amounts invoiced to customers by Metallurg and such revenue is recognized when the product is shipped and title to the product passes to the customer. In certain instances, Metallurg arranges sales for which the supplier invoices the customer directly. In such cases, Metallurg receives commission income, which is recognized when the supplier passes title to the customer.

     Environmental Remediation Costs -- In accordance with the American Institute of Certified Public Accountants' Statement of Position No. 96-1, "Environmental Remediation Liabilities", losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are generally not discounted to their present value.

     Valuation of Long-Lived Assets -- In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     Income Taxes -- The Company uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company does not provide for U.S. Federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries which approximated $38,900,000 and $40,000,000 at January 31, 2000 and January 31, 1999, respectively. These earnings have been invested in facilities and other assets and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their remittance and inclusion in U.S. taxable income. Accordingly, the Company does not provide for U.S. income taxes on foreign currency translation adjustments related to these foreign subsidiaries.

     Retirement Plans -- Pension costs of Metallurg, Inc. and its domestic consolidated subsidiaries are funded or accrued currently. Metallurg, Inc.'s foreign subsidiaries maintain separate pension plans for their employees. Such foreign plans are either funded currently or accruals are recorded in the respective balance sheets to reflect pension plan liabilities.

     Stock-Based Compensation -- Metallurg, Inc. accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of Metallurg, Inc.'s common stock at the date of grant over the amount an employee must pay to acquire the stock. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" are presented in Note 13.

     Foreign Exchange Gains and Losses -- Foreign exchange transaction gains of $954,000 and $192,000 were recorded for the year ended January 31, 2000 and for the period June 10, 1998 (inception) to January 31,

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

1999, respectively. Translation gains and losses resulting from reporting foreign subsidiaries in U.S. dollars are recorded directly to shareholders' equity.

     Financial Instruments -- Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. Unrealized gains and losses are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions are included in income. Gains and losses on unhedged foreign currency transactions are included in income. The Company does not hold or issue financial instruments for trading purposes.

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements.

     Earnings Per Share -- Earnings per share is not presented since Metallurg Holdings is wholly owned by a group of private investors led by and including Safeguard International.

     Reclassification -- Certain prior year amounts were reclassified to conform to 2000 presentations.

2. ACQUISITION TRANSACTIONS

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

     At the time of the Merger, each outstanding share of Metallurg, Inc.'s common stock, par value $.01 per share, was converted into the right to receive $30 in cash, representing an aggregate cash price of approximately $152,200,000 (including payments for cancellation of compensatory options). Metallurg Holdings' purchase of Metallurg, Inc was recorded under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The total value of the transaction, including existing indebtedness and environmental, pension and other liabilities, net of cash, was approximately $300,000,000. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $101,500,000 and is being amortized over a period of 20 years.

     In order to finance the Merger, (i) Safeguard International and certain of its limited partners contributed approximately $97,000,000 of capital to Metallurg Holdings (the "Equity Contribution"); and (ii) Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering (the "Offering") of $121,000,000 aggregate principal amount at maturity of 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"). As used herein, the term "Acquisition Transactions" means the Equity Contribution, the Offering, the Merger, the Consent Solicitation (as defined herein) and the execution of a supplemental indenture to the indenture governing Metallurg, Inc.'s 11% Senior Notes due 2007 (the "Senior Notes").

     In connection with the Merger, Metallurg, Inc. received the consents (the "Consents Solicitation") of 100% of the registered holders of its Senior Notes to a one-time waiver of the change of control provisions of

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES the Senior Note indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders".

     Merger-related costs of $7,888,000 were incurred, and recorded as expense by Metallurg, Inc. in the year ended January 31, 1999 and included (i) $3,541,000 for payments to cancel compensatory stock options; (ii) $625,000 in consent fees incurred in order to obtain the one-time waiver of the change of control provisions of the Senior Note indenture; (iii) $2,822,000 for payments made pursuant to existing employment agreements with Metallurg, Inc.'s management and (iv) $900,000 of other merger-related costs. Metallurg, Inc. was reimbursed for the compensatory stock option cancellation costs of $3,541,000 by a capital contribution from Safeguard International at the time of the Merger, which amount is included in Metallurg Holdings' acquisition cost. Accordingly, Metallurg Holdings recognized the balance of such costs, totaling $4,347,000, in the post-Merger period ended January 31, 1999.

3. PRO FORMA RESULTS (UNAUDITED)

     The pro forma information presented herein is based upon the historical financial statements of the Company included elsewhere herein. The pro forma information illustrates the estimated effects of (i) the issuance of the Senior Discount Notes and (ii) the Merger and the transactions related thereto, as if each of the listed transactions had occurred as of February 1, 1998.

                                                                 YEAR           YEAR
                                                                 ENDED          ENDED
                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Revenues....................................................   $472,517       $607,169
Operating income............................................     (9,740)        17,668
Net loss....................................................    (33,769)        (4,068)

4. SEGMENTS AND RELATED INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the period ended January 31, 1999 which changes the way the Company reports information about its reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1. Information for prior periods presented have been restated in order to conform to the current year presentation.

     Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around its core production facilities in the United States, the United Kingdom and Germany. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties. The results of Metallurg Holdings consist primarily of interest expense on the Senior Discount Notes, amortization of goodwill and deferred debt issuance costs and general overhead expenses. Such costs are reported in the segment "Other" below

  Reportable Segments

     Shieldalloy Metallurgical Corporation ("Shieldalloy") -- This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium based chemicals used mostly in the steel and petrochemical industries. In addition to its manufacturing operations, Shieldalloy imports and distributes complementary products manufactured by affiliates and third parties.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

     London & Scandinavian Metallurgical Co., Ltd. and its subsidiaries (collectively, "LSM") -- This unit is comprised mainly of three production facilities in the UK which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremburg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

     Elektrowerk Weisweiler GmbH ("EWW") -- This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items, fresh start adjustments and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. The Company does not allocate general corporate overhead expenses to operating segments.

     The financial data of the Company in the period June 10, 1998 (inception) to January 31, 1999 include the accounts of (i) Metallurg Holdings for the period June 10, 1998 (inception) to January 31, 1999; (ii) Metallurg, Inc. for the period July 13, 1998 to January 31, 1999 (post-Merger); and (iii) Metallurg, Inc.'s operating subsidiaries for the period July 13, 1998 to December 31, 1998 (post-Merger).

                                                                                             INTERSEGMENT   CONSOLIDATED
                                     SHIELDALLOY     LSM        GFE       EWW      OTHER     ELIMINATIONS      TOTALS
                                     -----------   --------   -------   -------   --------   ------------   ------------
YEAR ENDED JANUARY 31, 2000
Revenues from external customers...   $119,665     $111,910   $72,476   $12,151   $156,315                    $472,517
Intergroup revenue.................      4,801       35,923    13,386    20,711     33,410    $(108,231)            --
Interest income....................      2,564          116       122        36      4,404       (4,217)         3,025
Interest expense...................         32           92     1,229       133     25,503       (4,217)        22,772
Depreciation and amortization......      1,519        2,980     1,877       767      6,623           --         13,766
Income tax provision...............        429          670       534       154      1,945           --          3,732
Net (loss) income..................       (217)       1,470    (6,336)   (1,104)   (31,524)       4,476        (33,235)
Assets.............................     67,959       81,284    39,841    28,591    349,818     (176,107)       391,386
Capital expenditures...............      3,920        5,494     2,163       380      1,975           --         13,932
PERIOD JUNE 10, 1998 (INCEPTION) TO
  JANUARY 31, 1999
Revenues from external customers...   $ 70,454     $ 53,717   $46,181   $ 6,666   $ 77,540                    $254,558
Intergroup revenue.................      2,303       20,311    12,006    12,091     25,087    $ (71,798)            --
Interest income....................        790          114       122        42      1,953       (1,511)         1,510
Interest expense...................         93           36       748        74     12,392       (1,511)        11,832
Depreciation and amortization......        737        1,234     1,155       501      3,408           --          7,035
Income tax (benefit) provision.....     (2,690)         614    (1,107)   (2,014)      (426)          --         (5,623)
Net (loss) income..................     (1,498)       2,501     1,294      (593)   (17,169)          --        (15,465)
Assets.............................     88,601       75,221    43,927    36,148    395,927     (225,468)       414,356
Capital expenditures...............      1,441        2,238     2,637       712      1,659           --          8,687

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

     Metallurg sells its products in over 50 countries. The following full year revenue by country (in thousands) is of Metallurg and the portion of such revenue arising prior to the Merger date is deducted therefrom.

                                                                                 PERIOD
                                                                 YEAR        JUNE 10, 1998
                                                                 ENDED       (INCEPTION) TO
                                                              JANUARY 31,     JANUARY 31,
                                                                 2000             1999
                                                              -----------   ----------------
United States...............................................   $131,263         $206,958
Germany.....................................................     69,541           83,911
United Kingdom..............................................     44,055           53,974
Canada......................................................     37,065           37,695
South Africa................................................     28,081           28,520
Sweden......................................................     22,515           28,557
Italy.......................................................     13,694           18,029
Other.......................................................    125,628          148,690
Commission income...........................................        675              835
                                                               --------         --------
  Metallurg revenue for the years ended January 31, 2000 and
     1999...................................................    472,517          607,169
Elimination of revenue prior to the Merger date.............         --         (352,611)
                                                               --------         --------
  Metallurg Holdings revenue since the Merger date..........   $472,517         $254,558
                                                               ========         ========

     The following table presents property, plant and equipment by country based on the location of the assets (in thousands):

                                                              JANUARY 31,   JANUARY 31,
                                                                 2000          1999
                                                              -----------   -----------
United Kingdom..............................................    $20,903       $19,023
Germany.....................................................     12,788        15,361
United States...............................................     11,523         8,563
Brazil......................................................      5,707         4,746
Other.......................................................      1,624         1,325
                                                                -------       -------
  Total.....................................................    $52,545       $49,018
                                                                =======       =======

5. RESTRUCTURING

     During the second quarter of 1999, Metallurg initiated a restructuring program. The restructuring is intended to reduce Metallurg's cost structure, to streamline management and production functions and focus resources in support of higher margin products at core production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. The restructuring predomi-

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES nantly affects Metallurg's operations in Europe. Details of the restructuring charge are as follows (in thousands):

                                                                       UTILIZED         BALANCE AT
                                                       ORIGINAL    -----------------    JANUARY 31,
                                                       ACCRUAL      CASH     NONCASH       2000
                                                       --------    ------    -------    -----------
Severance and other employee costs...................   $4,538     $2,036    $  121       $2,381
Writedown of property and equipment and related spare
  parts and supplies.................................    1,289         --       945          344
Other................................................      709         --       254          455
                                                        ------     ------    ------       ------
     Total...........................................   $6,536     $2,036    $1,320       $3,180
                                                        ======     ======    ======       ======

     During 1999, a charge of approximately $4,179,000 was recorded with respect to the restructuring of Metallurg's German operations (GfE and EWW). Approximately 94 employees were notified of terminations as operations were curtailed in line with current demands for Metallurg's products. Provisions of $2,393,000 for severance costs, $1,223,000, primarily for the write-down of redundant fixed assets, and $563,000 of other costs were recorded. During 1999, 49 employees terminated service pursuant to the restructuring plan and payments totaling $1,038,000 were made in respect of these severance costs. The balance of such costs will be substantially disbursed by the end of 2001, when certain production activities are permanently closed down. Additionally, fixed assets and spare parts with an aggregate net book value of approximately $863,000 were taken out of service during the year.

     During the fourth quarter of 1999, a charge of approximately $2,357,000 was recorded with respect to the restructuring of Metallurg's UK operations (LSM). Fifty-five employees were notified of terminations as part of LSM's plan to simplify its organization and reduce costs by restructuring its businesses into fewer operating divisions. In addition, administrative functions are to be relocated to its Rotherham plant site from its London office, which will be closed. Provisions of $2,145,000 for severance costs and $212,000 related to the costs of the office closing were recorded. During 1999, 27 employees were terminated and payments of approximately $998,000 were made in respect of these severance costs. The restructuring is to be completed and substantially all remaining costs are to be paid during 2000.

6. MINORITY INTEREST

     In September 1999, GfE established a 60% controlling interest in a new facility to be built in Italy to recover vanadium from residues generated by power plants. An EU grant will provide a major part of the capital cost of the plant, which should be on-stream in mid-2001. Amounts related to the 40% ownership interests are reported as Minority Interest in the consolidated financial statements.

7. INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Raw materials...............................................    $16,222       $ 29,096
Work in process.............................................      3,212          3,249
Finished goods..............................................     57,607         83,116
Other.......................................................      3,612          5,197
                                                                -------       --------
     Total..................................................    $80,653       $120,658
                                                                =======       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

8. PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows (in thousands):

                                                             JANUARY 31,    JANUARY 31,    ESTIMATED
                                                                2000           1999          LIVES
                                                             -----------    -----------    ----------
                                                                                           (IN YEARS)
Land.......................................................    $ 2,788        $ 2,937
Buildings and leasehold improvements.......................     16,822         14,872      5-33
Machinery..................................................     39,794         33,440      3-12
Office furniture and equipment.............................      5,346          4,177      3-10
Transportation equipment...................................      2,393          1,981      2-5
Construction in progress...................................      5,188          3,529
                                                               -------        -------
     Total.................................................     72,331         60,936
Less: accumulated depreciation.............................     19,786         11,918
                                                               -------        -------
     Property, plant and equipment, net....................    $52,545        $49,018
                                                               =======        =======

     Depreciation expense related to property, plant and equipment charged to operations for the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999 was $7,660,000 and $3,700,000, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9. RETIREMENT PLANS

     Metallurg Holdings does not have any benefit plans. The following data represents Metallurg's defined benefit plans for the years ended January 31, 2000 and 1999.

  DEFINED BENEFIT PLANS

     The following table summarizes the changes in benefit obligation and changes in plan assets for Metallurg's operations in the U.S., UK and Germany in the periods presented (in thousands). Summary data for the other foreign subsidiaries is included below under the caption "Other Benefit Plans".

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................   $125,431       $106,285
Service cost................................................      2,458          1,970
Interest cost...............................................      6,892          7,104
Actuarial (gain) loss.......................................     (4,656)        11,339
Effect of restructuring.....................................      2,245             --
Employee contributions......................................        328            336
Benefits paid...............................................     (5,282)        (4,684)
Foreign currency translation adjustment.....................     (5,267)         3,081
                                                               --------       --------
  Benefit obligation at end of year.........................    122,149        125,431
                                                               --------       --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     90,989         77,216
Actual return on plan assets................................     15,713         14,308
Employer/employee contributions.............................      1,740          1,590
Plan administrative expenses................................         --            (56)
Benefits paid...............................................     (3,005)        (2,397)
Foreign currency translation adjustment.....................     (1,909)           328
                                                               --------       --------
  Fair value of plan assets at end of year..................    103,528         90,989
                                                               --------       --------
Funded status...............................................    (18,621)       (34,442)
Unrecognized net actuarial (gain) loss......................     (7,101)         2,773
Unrecognized prior service cost.............................         93             --
                                                               --------       --------
  Accrued benefit cost, net.................................   $(25,629)      $(31,669)
                                                               ========       ========
Amounts recognized in the statement of financial position
  consist of:
  Prepaid benefit...........................................   $  9,416       $  8,830
  Accrued pension liabilities...............................    (35,411)       (40,556)
  Adjustment required to recognize minimum liability........        366             57
                                                               --------       --------
  Net amount recognized in balance sheet....................   $(25,629)      $(31,669)
                                                               ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                                                 YEAR           YEAR
                                                                 ENDED          ENDED
                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate...............................................   5.5%-7.5%      5.5%-6.5%
Rate of compensation increase...............................   3.0%-5.0%      3.0%-4.5%
Expected return on plan assets..............................   7.0%-9.0%      8.0%-9.0%

     The following table summarizes the components of net periodic benefit cost (in thousands):

                                                                                 PERIOD
                                                                 YEAR        JUNE 10, 1998
                                                                 ENDED       (INCEPTION) TO
                                                              JANUARY 31,     JANUARY 31,
                                                                 2000             1999
                                                              -----------    --------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................    $ 2,458         $  1,970
Interest cost...............................................      6,892            7,104
Expected return on plan assets..............................     (6,866)         (11,164)
Net amortization and deferral...............................         70            4,613
                                                                -------         --------
  Metallurg pension cost for the years ended January 31,
     2000 and 1999..........................................      2,554            2,523
Elimination of pension cost prior to the Merger date........         --           (1,251)
                                                                -------         --------
  Metallurg Holdings pension cost since the Merger date.....    $ 2,554         $  1,272
                                                                =======         ========

     The following tables summarize the funded/unfunded status of Metallurg's pension plans in the U.S., UK and Germany.

     Metallurg, Inc. and its domestic consolidated subsidiaries have defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. The funded status of these plans is as follows (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Benefit obligation..........................................   $(18,425)      $(19,297)
Plan assets.................................................     20,954         20,055
                                                               --------       --------
     Net....................................................      2,529            758
Unrecognized actuarial gain.................................     (4,435)        (2,681)
Unrecognized prior service cost.............................         93             --
Adjustment to recognize minimum liability...................         --            (57)
                                                               --------       --------
     Accrued pension liability..............................   $ (1,813)      $ (1,980)
                                                               ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

     LSM maintains a defined benefit pension plan covering all eligible employees. Substantially all plan assets are invested in listed stocks and bonds. The funded status of this plan is as follows (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Benefit obligation..........................................   $(69,640)      $(67,558)
Plan assets.................................................     82,429         70,934
                                                               --------       --------
     Net....................................................     12,789          3,376
Unrecognized actuarial (gain) loss..........................     (3,373)         5,454
                                                               --------       --------
     Prepaid pension cost...................................   $  9,416       $  8,830
                                                               ========       ========

     Metallurg's German subsidiaries maintain defined benefit pension plans covering substantially all eligible employees. The funded status of these plans is as follows (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Benefit obligation..........................................   $(34,084)      $(38,576)
Plan assets.................................................        145             --
                                                               --------       --------
     Net....................................................    (33,939)       (38,576)
Unrecognized actuarial loss.................................        707             --
Adjustment to recognize minimum liability...................       (366)            --
                                                               --------       --------
     Accrued liability......................................   $(33,598)      $(38,576)
                                                               ========       ========

  OTHER BENEFIT PLANS

     Metallurg, Inc. maintains a discretionary defined contribution profit sharing plan covering substantially all of the salaried employees of Metallurg, Inc. and its domestic consolidated subsidiaries. The related expense, net of forfeitures, was $15,000 and $104,000 in the year ended January 31, 2000 and in the period June 10, 1998 (inception) to January 31, 1999, respectively.

     Balance sheet accruals for pension plans of Metallurg, Inc.'s other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Accrued pension liabilities for these plans were $479,000 and $506,000 at January 31, 2000 and January 31, 1999,
respectively. Pension expense relating to these plans was $74,000 and $115,000 for the year ended January 31, 2000 and for the period June 10, 1998 (inception) to January 31, 1999, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

10. BORROWINGS

     Long-term debt consists of the following (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Metallurg Holdings:
  12 3/4% senior discount notes.............................   $ 78,870       $ 69,700
                                                               --------       --------
Metallurg, Inc.:
  11% senior notes..........................................    100,000        100,000
                                                               --------       --------
Foreign subsidiaries:
  GfE.......................................................      6,230          7,807
  LSM.......................................................      2,019             --
  EWW.......................................................      1,607          2,344
  Other.....................................................         39            108
                                                               --------       --------
     Subtotal...............................................      9,895         10,259
                                                               --------       --------
Less: amounts due within one year...........................        833          1,074
                                                               --------       --------
     Total long-term debt...................................   $187,932       $178,885
                                                               ========       ========

  METALLURG HOLDINGS

     At the time of the Merger, Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering of $121,000,000 aggregate principal amount at maturity of Senior Discount Notes due 2008 in a Rule 144A private placement to qualified institutional investors. In October 1998, the 144A notes were exchanged for similar notes registered under the Securities Act of 1933, as amended. The Senior Discount Notes will accrete at a rate of 12 3/4%, compounded semi-annually, to July 15, 2003. Cash interest will not accrue or be payable prior to such date. Commencing July 15, 2003, the Senior Discount Notes will accrue cash interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Senior Discount Notes are redeemable at the option of Metallurg Holdings, in whole or in part, at any time on or after July 15, 2003. Prior to July 15, 2001, a maximum of 34% of the Senior Discount Notes may be redeemed with net proceeds of one or more public equity offerings of Metallurg Holdings. The Senior Discount Notes are senior, secured obligations of Metallurg Holdings and rank pari passu in right of payment with all existing and future unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness of Metallurg Holdings. However, the Senior Discount Notes are effectively subordinated to all existing and future liabilities of Metallurg.

     The Senior Discount Notes are secured by an assignment and pledge to a trustee of (i) all of the outstanding equity interests held by Metallurg Holdings in Metallurg, Inc. and (ii) all promissory notes issued from time to time to Metallurg Holdings by Metallurg, Inc. The indenture contains limitations on, among other things, the ability of Metallurg Holdings to incur indebtedness and enter into certain mergers, consolidations or assets sales. In the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, Metallurg Holdings recognized approximately $9,170,000 and $4,523,000, respectively, of interest expense related to the Senior Discount Notes. Other interest expense, including that of Metallurg, totaled $13,602,000 and $7,309,000, respectively, during these periods.

     Metallurg Holdings is a holding company, and its ability to meet its payment obligations on the Senior Discount Notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries. Metallurg Holdings does not have, and may not in the future have, any material assets other than the common stock of Metallurg, Inc. Metallurg, Inc. and its subsidiaries are parties to various credit

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES agreements, including the Senior Note indenture and the Revolving Credit Facility, which impose substantial restrictions on Metallurg, Inc.'s ability to pay dividends to Metallurg Holdings.

  METALLURG, INC. AND DOMESTIC SUBSIDIARIES

     In November 1997, Metallurg, Inc. sold the $100,000,000 Senior Notes which mature in 2007 and accrue interest at a rate of 11% per annum, payable semi-annually commencing in June 1998. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, at any time on or after December 2002. Prior to December 1, 2000, a maximum of 34% of the Senior Notes may be redeemed with net proceeds of one or more public equity offerings of Metallurg, Inc. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis. The Senior Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, Metallurg, Inc. is prohibited from making dividends in an amount greater than 50% of its net income under terms of the Senior Note indenture.

     On October 29, 1999, Metallurg, Inc., Shieldalloy and certain of their subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank (formerly known as BankBoston, N.A.) as agent (the "Revolving Credit Facility") for a term of five years. This facility provides the Borrowers with up to $50,000,000 of financing resources and provides for a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% -- 2.5% or (ii) Prime, plus up to 1.0% based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed will be adjusted quarterly, commencing in the second quarter of 2000, based on the North American Group's fixed charge coverage ratio. The Revolving Credit Facility permits borrowings of up to $50,000,000 for working capital requirements and general corporate purposes, up to $35,000,000 of which may be used for letters of credit in the U.S. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10,000,000 level.

     The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the commitment. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At January 31, 2000, there were no borrowings under this facility; however, outstanding letters of credit approximated $23,576,000. Substantially all assets of the North American Group are pledged as collateral under this agreement.

  FOREIGN SUBSIDIARIES

     Pursuant to the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20,500,000 (approximately $10,600,000) of financing to GfE (the "German Subfacility"), which is guaranteed by the Borrowers and certain subsidiaries under the Revolving Credit Facility. At January 31, 2000, borrowings under the German Subfacility were immaterial. Short-term secured borrowings of GfE with local banks totaled DM 500,000 (approximately $255,000) at January 31, 2000 at a weighted average interest rate of 5.1%. In August 1998, GfE entered into a term loan with IKB Deutsche Industrie Bank in the amount of DM 10,000,000 (approximately $5,100,000). The loan, which matures in 2008, bears interest at a rate of 3.9% and is secured by certain property of GfE. GfE also has secured term loans approximating DM 2,100,000 (approximately $1,100,000) maturing through 2004 and bearing interest at a weighted average rate of 6.1%.

     LSM has two revolving credit facilities which provide LSM with up to L11,000,000 (approximately $17,800,000) of borrowings. A facility expiring in October 2000 provides up to L7,000,000 (approximately $11,300,000) of borrowings, up to L3,300,000 (approximately $5,300,000) of foreign exchange exposure and up to L2,300,000 (approximately $3,700,000) for other ancillary banking arrangements including bank

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES guarantees. Borrowings under this facility are payable on demand. Outstanding loans under this facility bear interest at the lender's base rate plus 1.0%. At January 31, 2000, there were no outstanding borrowings under the facility. A second revolving facility provides LSM with up to L4,000,000 (approximately $6,500,000) of borrowings and L10,300,000 (approximately $16,600,000) of forward exchange contracts. This facility, which expires in December 2000, is unsecured and borrowings bear interest at a rate of 1.0% over the bank's base rate. At January 31, 2000, there were no borrowings under this facility. On September 10, 1999, LSM entered into a term loan facility with HSBC Bank plc (formerly known as Midland Bank plc) in the amount L6,000,000 (approximately $9,700,000), the proceeds of which are to be used to finance capital expenditures. This facility, which is unsecured, expires in December 2006, seven years from the first drawing. Quarterly repayments commence in December 2002 and outstanding loans under this facility bear interest at LIBOR plus 1.0%. At January 31, 2000, outstanding borrowings under this facility were L1,250,000 (approximately $2,000,000).

     EWW, has committed lines of credit with several banks in the aggregate amount of DM 15,200,000 (approximately $7,800,000). The credit facilities currently bear interest at rates from 7.8% to 8.4%. The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At January 31, 2000, there were no borrowings under these facilities. EWW also has a term loan of DM 1,644,000 (approximately $850,000) maturing in 2001. The term loan is secured by a mortgage on certain real property and bears interest at 4.5%. In 1998, EWW borrowed DM 1,478,000 (approximately $760,000) to fund capital additions. The loan, which matures in 2008, bears interest at 4.25%.

     Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks. Borrowings under these arrangements aggregated $837,000 at January 31, 2000 at a weighted average interest rate of 12.1%.

     Interest expense totaled $22,772,000 and $11,832,000 for the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively.

     The scheduled maturities of long-term debt during the next five years are $833,000 in 2000, $1,472,000 in 2001, $1,604,000 in 2002, $2,301,000 in 2003,
$778,000 in 2004 and $223,907,000 thereafter.

11. FINANCIAL INSTRUMENTS

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

     Based on quoted market prices, the fair value of Metallurg Holdings' Senior Discount Notes, issued in July 1998, approximates $39,000,000 and $40,000,000 at January 31, 2000 and 1999, respectively. Based on quoted market prices, the fair value of Metallurg, Inc.'s $100,000,000 Senior Notes, issued in November 1997, approximates $90,000,000 and $89,000,000 at January 31, 2000 and January 31, 1999, respectively. The carrying amount of other long-term debt approximates fair value.

     Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts mature at the anticipated cash requirement date, generally within 12 months, and are principally unsecured foreign exchange contracts with select banks. The notional values provide an indication of the extent of Metallurg's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. The counterparties to these contractual arrangements are a diverse group of major financial institutions with

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES which Metallurg also has other financial relationships. Metallurg is exposed to credit risk generally limited to unrealized gains in such contracts in the event of nonperformance by counterparties of those financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

     At January 31, 2000, Metallurg had a total of $18,706,000 (of notional value) of foreign exchange forward purchase contacts with a deferred gain of $130,000 and $38,056,000 (of notional value) of foreign exchange forward sale contracts with a deferred gain of $344,000. The contracts are predominately denominated in the following currencies: Deutsche Marks, Euros and U.S. Dollars.

12. INCOME TAXES

     For financial reporting purposes, (loss) income before income tax provision includes the following components (in thousands):

                                                                                 PERIOD
                                                                 YEAR        JUNE 10, 1998
                                                                 ENDED       (INCEPTION) TO
                                                              JANUARY 31,     JANUARY 31,
                                                                 2000             1999
                                                              -----------    --------------
United States...............................................   $(28,341)        $(24,343)
Foreign.....................................................     (1,297)           3,255
                                                               --------         --------
     Total..................................................   $(29,638)        $(21,088)
                                                               ========         ========

     The reconciliation of income tax from continuing operations computed at the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows (in thousands):

                                                                                     PERIOD
                                                                YEAR             JUNE 10, 1998
                                                               ENDED             (INCEPTION) TO
                                                            JANUARY 31,           JANUARY 31,
                                                                2000                  1999
                                                         ------------------    ------------------
                                                            TAX                   TAX
                                                         PROVISION             PROVISION
                                                         (BENEFIT)      %      (BENEFIT)      %
                                                         ---------    -----    ---------    -----
Income tax provision at statutory rate.................  $(10,077)    (34.0)    $(7,170)    (34.0)
State and local income taxes, net of federal
  income tax effect....................................       (76)     (0.3)       (202)     (1.0)
Effect of change in foreign valuation allowance and
  differences between U.S. and foreign rates...........     3,920      13.2      (2,510)    (11.9)
Foreign dividends......................................     1,289       4.4       2,233      10.6
Changes in domestic valuation allowance................     8,676      29.3       1,916       9.1
Other..................................................        --        --         110       0.5
                                                         --------     -----     -------     -----
     Total.............................................  $  3,732      12.6     $(5,623)    (26.7)
                                                         ========     =====     =======     =====

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

     The income tax provision (benefit) represents the following (in thousands):

                                                                                 PERIOD
                                                                 YEAR        JUNE 10, 1998
                                                                 ENDED       (INCEPTION) TO
                                                              JANUARY 31,     JANUARY 31,
                                                                 2000             1999
                                                              -----------    --------------
Current:
U.S. Federal................................................                    $(3,657)
Foreign.....................................................    $2,042            1,568
State and local.............................................      (115)            (513)
                                                                ------          -------
     Total current..........................................     1,927           (2,602)
                                                                ------          -------
Deferred:
U.S. Federal and State......................................       228              (50)
Foreign.....................................................     1,577           (2,971)
                                                                ------          -------
     Total deferred.........................................     1,805           (3,021)
                                                                ------          -------
     Total income tax provision (benefit)...................    $3,732          $(5,623)
                                                                ======          =======

     U.S. Federal income tax refunds receivable of $750,000 and $4,180,000 at January 31, 2000 and 1999, respectively, consist of carryback claims related to environmental expenses in the amount of $750,000. The balance at January 31, 1999 also consists of federal tax deposits in excess of estimated liabilities and federal income tax audit adjustments receivable which were subsequently collected.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Deferred Tax Assets:
  NOL and other credit carryforwards........................   $ 42,122       $ 41,083
  Environmental liabilities.................................     12,779         13,760
  Retirement benefits.......................................     12,684         17,366
  Goodwill..................................................      5,115          7,233
  Accrued interest..........................................      5,069          1,672
  Other accruals and reserves...............................      2,177          2,302
  Inventories...............................................        371            237
  Fixed assets..............................................        127            307
  Other.....................................................        256            540
                                                               --------       --------
     Total deferred tax assets..............................     80,700         84,500
Deferred tax asset valuation allowance......................    (72,000)       (75,000)
                                                               --------       --------
                                                                  8,700          9,500
                                                               --------       --------
Deferred Tax Liabilities:
  Tax write-offs and reserves...............................     (3,402)        (2,268)
  Pension credits...........................................     (2,655)        (2,595)
  Fixed assets..............................................     (1,869)        (1,710)
  Inventories...............................................       (266)          (827)
  Other.....................................................       (208)          (400)
                                                               --------       --------
     Total deferred tax liabilities.........................     (8,400)        (7,800)
                                                               --------       --------
     Net deferred tax asset (liability).....................   $    300       $  1,700
                                                               ========       ========

     At January 31, 2000, the Company has net operating loss carryforwards relating to domestic operations of approximately $19,588,000 (subject to certain limitations relative to utilization) which expire through 2020 and Alternative Minimum Tax Credit carryforwards of approximately $700,000 which can be carried forward indefinitely. The Company's consolidated foreign subsidiaries have income tax loss carryforwards aggregating approximately $81,616,000, a substantial portion of which relates to German operations which do not expire under current regulations and certain Brazilian operations which partially expire through 2004. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowance at January 31, 2000. However, during the period ended March 31, 1997, the Company determined that a German subsidiary has sufficiently demonstrated the ability to generate earnings and the valuation allowance of $6,032,000 relating to that subsidiary was appropriately reversed. Such benefit from a reduction in valuation allowance was partly offset by a deferred tax provision relating to an adjustment of U.K. pension liabilities. Included within the deferred tax benefit are the deferred tax effects of certain deferred tax assets for which a corresponding debit has been recorded to "Additional paid-in capital" approximating $960,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit has previously been recognized in the amount of $287,000.

     The adoption of fresh-start reporting results in an increase of additional paid-in capital, rather than an income tax benefit, as the benefits relating to existing deferred tax assets are recognized.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13. SHAREHOLDERS' EQUITY

                                                                     ACCUMULATED
                                    CAPITAL STOCK      ADDITIONAL       OTHER                       TOTAL
                                  ------------------    PAID-IN     COMPREHENSIVE   RETAINED    SHAREHOLDERS'
                                   SHARES     AMOUNT    CAPITAL        INCOME        DEFICIT       EQUITY
                                  ---------   ------   ----------   -------------   ---------   -------------
                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Issuance of common stock at
  inception.....................        350    --
Cancellation of old common stock
  and issuance of new Preferred
  Stock at time of the Merger...  9,352.335    --       $97,023                                   $ 97,023
Issuance of Preferred Stock in
  December, 1998................         24    --           240                                        240
Net loss........................         --    --                                   $(15,465)      (15,465)
Change in translation
  adjustment....................         --    --            --        $    72            --            72
Minimum pension liability
  adjustment....................         --    --            --            (57)           --           (57)
Deferred tax effects of
  fresh-start adjustments of
  Metallurg.....................         --    --          (830)            --            --          (830)
                                  ---------     --      -------        -------      --------      --------
  Balance at January 31, 1999...  9,726.335    --        96,433             15       (15,465)       80,983
Net loss........................         --    --            --             --       (33,235)      (33,235)
Change in translation
  adjustment....................         --    --            --         (1,206)           --        (1,206)
Minimum pension liability
  adjustment....................         --    --            --           (309)           --          (309)
Deferred tax effects of
  fresh-start adjustments of
  Metallurg.....................         --    --           924             --            --           924
                                  ---------     --      -------        -------      --------      --------
  Balance at January 31, 2000...  9,726.335    --       $97,357        $(1,500)     $(48,700)     $ 47,157
                                  =========     ==      =======        =======      ========      ========

     Metallurg Holdings was formed on June 10, 1998 with 1,000 shares of common stock, par value $.01, authorized. On June 29, 1998, the Company issued 350 such shares. At the time of the Merger, this common stock was cancelled and the total number of shares of all classes of stock which Metallurg Holdings was authorized to issue was changed to 50,000 shares, of which 30,000 shares are Common Stock, $.01 par value ("Common Stock") 10,000 shares are Series A Voting Convertible Preferred Stock, $.01 par value ("Series A Preferred Stock") and 10,000 shares are Series B Non-Voting Preferred Stock, $.01 par value ("Series B Preferred Stock").

     In connection with the Merger, 5,202.335 shares of Series A Preferred Stock and 4,500 shares of Series B Preferred Stock were issued. In December 1998, an additional 24 shares of Series B Preferred Stock were issued to investors. At January 31, 2000, no Common Stock was issued and outstanding; however 5,202.335 shares of Series A Preferred Stock and 4,524 shares of Series B Preferred Stock were issued and outstanding.

     Total comprehensive loss was $34,750,000 and $15,450,000 for the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999.

STOCK COMPENSATION PLANS

     Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP") -- On November 20, 1998, 500,000 shares of common stock were made available for stock awards and stock options under the ECP. Options issued have a term of ten years and vest in virtually all cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The weighted average remaining life of options outstanding at January 31, 2000 was 8.8 years.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

     Stock option transactions under the ECP are summarized as follows:

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                             NUMBER OF    EXERCISE    FAIR VALUE AT
                                                              SHARES       PRICE       GRANT DATE
                                                             ---------    --------    -------------
  Granted..................................................   462,500      $30.00         $4.83
                                                              -------
Outstanding at January 31, 1999............................   462,500
  Granted..................................................    12,500      $30.00         $6.03
  Cancelled or forfeited...................................   (40,500)
                                                              -------
Outstanding at January 31, 2000............................   434,500
                                                              =======
Shares reserved for future options.........................    65,500
Stock options exercisable at January 31:
  1999.....................................................    92,500
  2000.....................................................   168,800

     Had compensation cost for Metallurg, Inc.'s stock option plan been determined based upon the fair value at the grant date, consistent with SFAS No. 123, Metallurg, Inc.'s net income would have been reduced by approximately $385,000 and $557,000 in the years ended January 31, 2000 and 1999, respectively. Principal assumptions used in applying the Black-Scholes model for options granted in the periods presented were as follows:

                                                                   YEAR              YEAR
                                                                  ENDED             ENDED
                                                               JANUARY 31,       JANUARY 31,
                                                                   2000              1999
                                                              --------------    --------------
Expected volatility.........................................        0%                0%
Expected dividend yield.....................................  Not Applicable    Not Applicable
Expected life...............................................     4 years           4 years
Risk-free interest rate.....................................      5.77%             4.49%

     Metallurg, Inc. Management Stock Award and Stock Option Plan (the
"SASOP") -- On April 14, 1997, Metallurg, Inc. had adopted the SASOP. Certain eligible employees were granted options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997 and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested
33 1/3% on the date of grant and 33 1/3% were to vest on the first and second anniversary of the date of grant. At the time of the Merger, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg, Inc. Metallurg, Inc. recorded compensation expense of $3,541,000, which represented the excess of the $30 per share purchase price over the exercise prices noted above. Metallurg, Inc. was reimbursed for such stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

14. OTHER (EXPENSE) INCOME, NET

     Other (expense) income, net consists of the following (in thousands):

                                                                                 PERIOD
                                                                 YEAR        JUNE 10, 1998
                                                                 ENDED       (INCEPTION) TO
                                                              JANUARY 31,     JANUARY 31,
                                                                 2000             1999
                                                              -----------    --------------
Net loss on asset sales.....................................     $(146)          $ (269)
Gain on settlement of German lawsuit........................        --            1,351
Other.......................................................        (5)              --
                                                                 -----           ------
          Total.............................................     $(151)          $1,082
                                                                 =====           ======

     In the period June 10, 1998 (inception) to January 31, 1999, GfE was successful in recovering approximately $1,351,000 of additional proceeds from a government-owned insurance agency representing final settlement for claims under GfE's political risk insurance policy related to an investment in the former Zaire.

15. ENVIRONMENTAL LIABILITIES

     Metallurg's alloy manufacturing operations in Newfield, New Jersey; Cambridge, Ohio; Nuremberg and Weiswieler, Germany; and Sao Joao del Rei, Brazil are subject to environmental laws and regulations for which Metallurg has incurred environmental liabilities. These liabilities are primarily related to the investigation and remediation of contamination resulting from historic operations.

     Total environmental liabilities consist of the following (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Domestic:
  Shieldalloy -- New Jersey.................................    $26,956        $28,876
  Shieldalloy -- Ohio.......................................     11,202         11,557
                                                                -------        -------
                                                                 38,158         40,433
Foreign.....................................................      3,565          4,832
                                                                -------        -------
  Total environmental liabilities...........................     41,723         45,265
Less: trust funds...........................................      3,213          3,064
                                                                -------        -------
  Net environmental liabilities.............................     38,510         42,201
Less: current portion.......................................      6,691          6,738
                                                                -------        -------
  Environmental liabilities.................................    $31,819        $35,463
                                                                =======        =======

     Shieldalloy entered into administrative consent orders with the New Jersey Department of Environmental Protection, under which Shieldalloy must conduct remediation activities at the Newfield facility. These obligations, which were reaffirmed as part of the Fourth Amended and Restated Joint Plan of Reorganization (the "Reorganization Plan") of Metallurg, Inc. and Shieldalloy, include the closure of wastewater lagoons, the decontamination of groundwater, soil remediation, surface water and sediment clean up, wetlands restoration and related operation and maintenance activities. Shieldalloy accrued its best estimate of the associated costs with respect to remedial activities at the site, which it expects to disburse over the next 10-15 years. During the quarter ended March 31, 1997, prepetition letters of credit, in the amount of $8,200,000, were drawn upon and deposited in a trust fund. Subsequently, pursuant to an agreement with the State of New Jersey, Shieldalloy was permitted to withdraw cash from the environmental trust and substitute letters of credit in an

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES equivalent dollar amount. At January 31, 2000, outstanding letters of credit issued as financial assurances in favor of various environmental agencies total $21,419,000. The costs of providing financial assurance over the term of the remediation activities have been contemplated in the accrued amounts.

     Historic manufacturing processes at both Newfield and Cambridge have resulted in on-site slag piles containing naturally-occurring radioactivity. Shieldalloy is not under any regulatory obligation to decommission the slag pile at the Newfield site. However, as related production has ceased at the Cambridge site, Shieldalloy plans to decommission and to cap the slag piles on-site. Financial assurance for implementation of such plans is partially assured by cash funds held in trust. As a condition precedent to consummation of the Reorganization Plan, $1,500,000 in a prepetition letter of credit, relating to both the Newfield and Cambridge facilities, was drawn upon and deposited in a trust fund.

     Shieldalloy and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, entered into a consent order with the State of Ohio in December 1996. Shieldalloy and Cyprus Foote agreed in the consent order to conduct remediation and decommissioning activities at the Cambridge site. Additionally, Shieldalloy and Cyprus Foote agreed to enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. Pursuant to the consent order, Shieldalloy and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, Shieldalloy has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, Shieldalloy has accrued its best estimate of associated costs which it expects to substantially disburse over the next five years.

     With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide financial assurance of approximately $9,000,000 as required by the State of Ohio and Shieldalloy has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

     Metallurg, Inc.'s German subsidiaries have accrued environmental liabilities in the amounts of $3,349,000 and $4,443,000 at January 31, 2000 and January 31, 1999, respectively, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $216,000 and $389,000 have been accrued at January 31, 2000 and January 31, 1999, respectively, to cover reclamation costs of the closed mine sites.

     In June 1999, Shieldalloy recognized an environmental expense recovery of $5,500,000 upon settlement with an insurance company relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at Shieldalloy's Newfield, New Jersey site.

16. CONTINGENT LIABILITIES

     In addition to environmental matters, which are discussed in Note 15, the Company continues defending various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against the Company which could have a material adverse effect on the Company's future results of operations or cash flows.

17. LEASES

     Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At January 31, 2000, future

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

JANUARY 31,
-----------
2001........................................................  $1,478
2002........................................................   1,234
2003........................................................     878
2004........................................................     593
2005........................................................     504
Thereafter..................................................   2,767
                                                              ------
          Total.............................................  $7,454
                                                              ======

     Rent expense under operating leases for the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, was $1,453,000 and $885,000, respectively.

18. SUPPLEMENTAL GUARANTOR INFORMATION

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, Inc. ("MIR, Inc.") and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg's obligations to pay principal, premium and interest relative to the Senior Notes. During the second quarter of 1999, Metallurg, Inc. established MIR, Inc. as a wholly owned subsidiary and a guarantor of the Senior Notes. Certain commercial activities previously carried out by Metallurg, Inc. are now being carried out by MIR, Inc. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
Total revenue...........................     $  7,297         $149,452       $383,349        $(67,581)      $472,517
                                             --------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.........................        6,904          145,154        338,162         (68,904)       421,316
  Selling, general and administrative
    expenses............................        5,418           10,348         38,908              --         54,674
  Environmental expense recovery........           --           (5,501)            --              --         (5,501)
  Restructuring charges.................           --               --          6,536              --          6,536
                                             --------         --------       --------        --------       --------
Total operating costs and expenses......       12,322          150,001        383,606         (68,904)       477,025
                                             --------         --------       --------        --------       --------
Operating loss..........................       (5,025)            (549)          (257)          1,323         (4,508)
Other:
  Other income (expense), net...........            2              (10)          (143)             --           (151)
  Interest (expense) income, net........      (10,979)           1,987         (1,425)             --        (10,417)
  Equity in losses of subsidiaries......       (3,153)          (2,871)            --           6,024             --
                                             --------         --------       --------        --------       --------
Loss before income tax provision........      (19,155)          (1,443)        (1,825)          7,347        (15,076)
Income tax (benefit) provision..........         (497)             896          3,318              --          3,717
                                             --------         --------       --------        --------       --------
Loss before minority interest...........      (18,658)          (2,339)        (5,143)          7,347        (18,793)
Minority interest.......................           --               --            135              --            135
                                             --------         --------       --------        --------       --------
Net loss................................     $(18,658)        $ (2,339)      $ (5,008)       $  7,347       $(18,658)
                                             ========         ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.............     $ 45,427         $    564       $ 21,769       $  (9,149)      $ 58,611
  Accounts and notes receivable, net....       16,372           27,609         55,115         (30,616)        68,480
  Inventories...........................           --           25,556         56,892          (1,795)        80,653
  Other assets..........................        4,676              425          7,714          (2,446)        10,369
                                             --------         --------       --------       ---------       --------
         Total current assets...........       66,475           54,154        141,490         (44,006)       218,113
Investments -- intergroup...............       77,561           48,003             --        (125,564)            --
Investments -- other....................          254            3,149          1,784              --          5,187
Property, plant and equipment, net......          943           10,580         41,022              --         52,545
Other assets............................        8,556           17,279         13,384         (21,413)        17,806
                                             --------         --------       --------       ---------       --------
         Total..........................     $153,789         $133,165       $197,680       $(190,983)      $293,651
                                             ========         ========       ========       =========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current portion of
    long-term debt......................                                     $ 11,081       $  (9,149)      $  1,932
  Accounts and notes payable............     $  3,270         $ 24,698         52,128         (31,304)        48,792
  Accrued expenses......................        3,602            9,410         17,201              --         30,213
  Other current liabilities.............           --            2,446          1,306          (2,446)         1,306
                                             --------         --------       --------       ---------       --------
         Total current liabilities......        6,872           36,554         81,716         (42,899)        82,243
                                             --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt........................      100,000               --          9,062              --        109,062
  Accrued pension liabilities...........          113            1,700         34,077              --         35,890
  Environmental liabilities, net........           --           29,945          1,874              --         31,819
  Other liabilities.....................       18,363               --          9,270         (21,413)         6,220
                                             --------         --------       --------       ---------       --------
         Total long-term liabilities....      118,476           31,645         54,283         (21,413)       182,991
                                             --------         --------       --------       ---------       --------
         Total liabilities..............      125,348           68,199        135,999         (64,312)       265,234
                                             --------         --------       --------       ---------       --------
Minority interest.......................           --               --            (24)             --            (24)
Shareholder's Equity:
  Common stock..........................           50            1,227         52,191         (53,418)            50
  Additional paid-in capital............       46,181           94,460         10,327        (104,787)        46,181
  Accumulated other comprehensive (loss)
    gain................................       (1,903)            (677)        19,832         (19,155)        (1,903)
  Retained (deficit) earnings...........      (15,887)         (30,044)       (20,645)         50,689        (15,887)
                                             --------         --------       --------       ---------       --------
         Total shareholder's equity.....       28,441           64,966         61,705        (126,671)        28,441
                                             --------         --------       --------       ---------       --------
         Total..........................     $153,789         $133,165       $197,680       $(190,983)      $293,651
                                             ========         ========       ========       =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................      $(9,613)        $ 26,201        $19,409        $  (525)       $ 35,472
                                         -------         --------        -------        -------        --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property plant and
     equipment.....................         (155)          (4,016)        (9,761)            --         (13,932)
  Proceeds from asset sales........           --               16            157             --             173
  Other, net.......................         (212)          (2,810)         3,096             --              74
                                         -------         --------        -------        -------        --------
Net cash used in investing
  activities.......................         (367)          (6,810)        (6,508)            --         (13,685)
                                         -------         --------        -------        -------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings
     (repayments)..................       21,754          (19,922)        (2,357)           525              --
  Proceeds from long-term debt,
     net...........................           --               --          1,107             --           1,107
  Net short-term debt borrowings...           --               --          1,579         (3,071)         (1,492)
  Intergroup dividends received
     (paid)........................        8,040               --         (8,040)            --              --
                                         -------         --------        -------        -------        --------
Net cash provided by (used in)
  financing activities.............       29,794          (19,922)        (7,711)        (2,546)           (385)
                                         -------         --------        -------        -------        --------
Effects of exchange rate changes on
  cash and cash equivalents........           --               --            (84)            --             (84)
                                         -------         --------        -------        -------        --------
Net increase (decrease) in cash and
  cash equivalents.................       19,814             (531)         5,106         (3,071)         21,318
Cash and cash
  equivalents -- beginning of
  period...........................       25,613            1,095         16,663         (6,078)         37,293
                                         -------         --------        -------        -------        --------
Cash and cash equivalents -- end of
  period...........................      $45,427         $    564        $21,769        $(9,149)       $ 58,611
                                         =======         ========        =======        =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenue......................     $ 47,264         $191,401       $460,468        $(91,964)      $607,169
                                        --------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales....................       43,826          170,762        403,864         (92,591)       525,861
  Selling, general and
     administrative expenses.......        7,894            9,987         40,757              --         58,638
  Merger-related costs.............        7,888               --             --              --          7,888
                                        --------         --------       --------        --------       --------
Total operating costs and
  expenses.........................       59,608          180,749        444,621         (92,591)       592,387
                                        --------         --------       --------        --------       --------
Operating (loss) income............      (12,344)          10,652         15,847             627         14,782
Other:
  Other income (expense), net......          878             (258)         1,188              --          1,808
  Interest (expense) income, net...       (9,767)           1,293         (1,396)             --         (9,870)
  Equity in earnings of
     subsidiaries..................       19,755           11,189             --         (30,944)            --
                                        --------         --------       --------        --------       --------
(Loss) income before income tax
  provision........................       (1,478)          22,876         15,639         (30,317)         6,720
Income tax (benefit) provision.....       (3,410)           3,736          4,462              --          4,788
                                        --------         --------       --------        --------       --------
Net income.........................     $  1,932         $ 19,140       $ 11,177        $(30,317)      $  1,932
                                        ========         ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents........     $ 25,613         $  1,095       $ 16,663       $  (6,078)      $ 37,293
  Accounts and notes receivable,
     net...........................       24,180           28,178         51,373         (40,051)        63,680
  Inventories......................        9,459           38,405         75,912          (3,118)       120,658
  Other assets.....................       10,807              105          8,125          (2,989)        16,048
                                        --------         --------       --------       ---------       --------
          Total current assets.....       70,059           67,783        152,073         (52,236)       237,679
Investments -- intergroup..........      102,102           53,965             --        (156,067)            --
Investments -- other...............          304               --          5,092              --          5,396
Property, plant and equipment,
  net..............................        1,016            7,547         40,455              --         49,018
Other assets.......................        5,052           17,179         14,009         (17,216)        19,024
                                        --------         --------       --------       ---------       --------
          Total....................     $178,533         $146,474       $211,629       $(225,519)      $311,117
                                        ========         ========       ========       =========       ========
LIABILITIES AND SHAREHOLDER'S
EQUITY
Current Liabilities:
  Short-term debt and current
     portion of long-term debt.....                                     $ 11,023       $  (6,078)      $  4,945
  Accounts and notes payable.......     $  8,952         $ 15,078         63,481         (50,051)        37,460
  Accrued expenses.................        3,100            8,426         14,275              --         25,801
  Other current liabilities........           --            3,111          3,833          (2,989)         3,955
                                        --------         --------       --------       ---------       --------
          Total current
            liabilities............       12,052           26,615         92,612         (59,118)        72,161
                                        --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt...................      100,000               --          9,185              --        109,185
  Accrued pension liabilities......          220            1,760         39,082              --         41,062
  Environmental liabilities, net...           --           32,669          2,794              --         35,463
  Other liabilities................       18,571               --          4,201         (17,216)         5,556
                                        --------         --------       --------       ---------       --------
          Total long-term
            liabilities............      118,791           34,429         55,262         (17,216)       191,266
                                        --------         --------       --------       ---------       --------
          Total liabilities........      130,843           61,044        147,874         (76,334)       263,427
                                        --------         --------       --------       ---------       --------
Shareholder's Equity:
  Common stock.....................           50            1,227         49,691         (50,918)            50
  Additional paid-in capital.......       45,257           90,867          1,014         (91,881)        45,257
  Accumulated other comprehensive
     (loss) gain...................         (388)            (928)        21,345         (20,417)          (388)
  Retained earnings (deficit)......        2,771           (5,736)        (8,295)         14,031          2,771
                                        --------         --------       --------       ---------       --------
          Total shareholder's
            equity.................       47,690           85,430         63,755        (149,185)        47,690
                                        --------         --------       --------       ---------       --------
          Total....................     $178,533         $146,474       $211,629       $(225,519)      $311,117
                                        ========         ========       ========       =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................     $(27,297)        $ 13,707       $ 17,207                       $  3,617
                                        --------         --------       --------                       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property plant and
     equipment.....................         (133)          (2,310)       (13,239)                       (15,682)
  Proceeds from asset sales........        1,135              170            114                          1,419
  Other, net.......................         (231)              --         (3,670)                        (3,901)
                                        --------         --------       --------                       --------
Net cash provided by (used in)
  investing activities.............          771           (2,140)       (16,795)                       (18,164)
                                        --------         --------       --------                       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Capital contribution from
     Safeguard International.......        3,541               --             --                          3,541
  Intergroup borrowings
     (repayments)..................       23,822          (11,196)       (12,626)                            --
  Proceeds from long-term debt,
     net...........................           --               --          4,509                          4,509
  Net short-term debt borrowings...           --               --          6,710        $(6,078)            632
  Intergroup dividends received
     (paid)........................        8,893               --         (8,893)            --              --
                                        --------         --------       --------        -------        --------
Net cash provided by (used in)
  financing activities.............       36,256          (11,196)       (10,300)        (6,078)          8,682
                                        --------         --------       --------        -------        --------
Effects of exchange rate changes on
  cash and cash equivalents........           --               --            155             --             155
                                        --------         --------       --------        -------        --------
Net increase (decrease) in cash and
  cash equivalents.................        9,730              371         (9,733)        (6,078)         (5,710)
Cash and cash
  equivalents -- beginning of
  period...........................       15,883              724         26,396             --          43,003
                                        --------         --------       --------        -------        --------
Cash and cash equivalents -- end of
  period...........................     $ 25,613         $  1,095       $ 16,663        $(6,078)       $ 37,293
                                        ========         ========       ========        =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19. RELATED PARTY TRANSACTION

     The management company of Safeguard International was paid a one-time financial advisory fee in 1998 of $2,500,000 for services performed and reimbursed for various expenses incurred, in connection with the acquisition of Metallurg, Inc. See "Note 2. Acquisition Transactions." Dr. Schimmelbusch and Messrs. Spector and Holly each received $400,000 of the proceeds from the financial advisory fee in their capacities as members of the management company. Dr. Schimmelbusch and Messrs. Plum, Holly, and Spector, all of whom are directors of Metallurg Holdings, and Mr. Fastuca, who was an executive officer of Metallurg Holdings until April 2000, are or were directors and/or officers of various companies that are associated, directly or indirectly, with Safeguard Scientifics, Inc., which has an ownership interest in Safeguard International. Pursuant to these positions, they receive or received compensation from such entities.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        1ST         2ND         3RD         4TH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED JANUARY 31, 2000
Sales...............................  $117,679    $115,897    $113,103    $125,163    $471,842
Gross profit........................     9,774      15,287      13,688      12,452      51,201
Net loss(a).........................   (12,163)     (5,866)     (6,789)     (8,417)    (33,235)

                                        1ST         2ND         3RD         4TH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
PERIOD ENDED JUNE 10, 1998
  (INCEPTION) TO JANUARY 31, 1999
Sales...............................        --    $  2,274    $125,504    $126,383    $254,161
Gross profit........................        --         100      15,946       6,837      22,883
Net loss............................        --      (1,820)     (3,774)     (9,871)    (15,465)

---------------
(a) Includes environmental expense recovery of $5,501 in the 2nd quarter and $4,386 and $2,150 of restructuring charges in the 2nd and 4th quarters, respectively.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Metallurg Holdings, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 17, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 17, 2000

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                       DEDUCTIONS
                                                               ---------------------------
                                   BALANCE AT    CHARGED TO    UNCOLLECTABLE                    BALANCE AT
                                   BEGINNING     COSTS AND       ACCOUNTS         OTHER            END
                                   OF PERIOD      EXPENSES      WRITTEN OFF     (DESCRIBE)      OF PERIOD
                                   ----------    ----------    -------------    ----------      ----------
DESCRIPTION
PERIOD JUNE 10, 1998 (INCEPTION)
  TO JANUARY 31, 1999
  Accounts receivable allowance
     for doubtful accounts.......    $  -0-         $ 44           $ (43)         $2,969(a)       $2,970
YEAR ENDED JANUARY 31, 2000
  Accounts receivable allowance
     for doubtful accounts.......    $2,970         $234           $(536)         $ (219)(b)      $2,449

---------------

(a) Allowance account value at the time of the
  Merger..............................................  $2,945
    Foreign currency translation adjustments..........      24
                                                        ------
                                                        $2,969
                                                        ======
(b) Foreign currency translation adjustments.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Metallurg, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Metallurg, Inc. and its subsidiaries ("Metallurg") at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Metallurg, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated statements of operations and cash flows for the three quarters ended January 31, 1998 (Reorganized Company) and the quarter ended March 31, 1997 (Predecessor Company) were audited by other independent accountants whose report dated April 1, 1998 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP
New York, New York
March 17, 2000

                          INDEPENDENT AUDITORS' REPORT

Metallurg, Inc.:

     We have audited the accompanying statements of consolidated operations and of consolidated cash flows of Metallurg, Inc. and consolidated subsidiaries ("Metallurg") for the three quarters ended January 31, 1998 (Reorganized Company operations) and the quarter ended March 31, 1997 (Predecessor Company operations). Our audits also included the financial statement schedule, Schedule II -- Valuation and Qualifying Accounts and Reserves, for the three quarters ended January 31, 1998 (Reorganized Company) and the quarter ended March 31, 1997 (Predecessor Company) appearing on page 102. These consolidated financial statements and financial statement schedule are the responsibility of Metallurg, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     As discussed in Notes 1 and 3 to the consolidated financial statements, on April 14, 1997, the U.S. Bankruptcy Court for the Southern District of New York entered an order confirming Metallurg, Inc.'s plan of reorganization which became effective after the close of business on that day. Accordingly, the accompanying statements of consolidated operations and of consolidated cash flows for the three quarters ended January 31, 1998 have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for Metallurg as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with the prior periods as described in Notes 1 and 3.

     In our opinion, the Reorganized Company's statements of consolidated operations and of consolidated cash flows present fairly, in all material respects, the results of their consolidated operations and their consolidated cash flows for the three quarters ended January 31, 1998, and the Predecessor Company statements of consolidated operations and of consolidated cash flows, referred to above, present fairly, in all material respects, the results of their consolidated operations and their consolidated cash flows for the quarter ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
April 1, 1998

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)

                                                                                              PREDECESSOR
                                                          REORGANIZED COMPANY                   COMPANY
                                              --------------------------------------------    -----------
                                                 YEAR           YEAR        THREE QUARTERS      QUARTER
                                                 ENDED          ENDED           ENDED            ENDED
                                              JANUARY 31,    JANUARY 31,     JANUARY 31,       MARCH 31,
                                     NOTES       2000           1999             1998            1997
                                     -----    -----------    -----------    --------------    -----------
Sales..............................     1      $471,842       $606,334         $476,426        $155,427
Commission income..................     1           675            835              541             160
                                               --------       --------         --------        --------
  Total revenue....................             472,517        607,169          476,967         155,587
Cost of sales......................             421,316        525,861          410,033         134,060
                                               --------       --------         --------        --------
  Gross margin.....................              51,201         81,308           66,934          21,527
Selling, general and administrative
  expenses.........................              54,674         58,638           43,563          15,046
Environmental expense recovery.....    15        (5,501)            --               --              --
Restructuring charges..............     5         6,536             --               --              --
Merger-related costs...............     2            --          7,888               --              --
                                               --------       --------         --------        --------
  Operating (loss) income..........              (4,508)        14,782           23,371           6,481
Other:
  Other (expense) income, net......    14          (151)         1,808            1,805           3,179
  Interest expense, net............    10       (10,417)        (9,870)          (5,653)           (245)
  Reorganization expense...........     3            --             --               --          (2,663)
  Fresh-start revaluation..........     3            --             --               --           5,107
                                               --------       --------         --------        --------
  (Loss) income before income tax
     provision and extraordinary
     item..........................             (15,076)         6,720           19,523          11,859
Income tax provision (benefit).....  1,12         3,717          4,788           12,459          (3,063)
                                               --------       --------         --------        --------
  (Loss) income before
     extraordinary item............             (18,793)         1,932            7,064          14,922
Extraordinary item, net of tax.....   1,3            --             --             (792)         43,032
                                               --------       --------         --------        --------
  (Loss) income before minority
     interest......................             (18,793)         1,932            6,272          57,954
Minority interest..................     6           135             --               --              --
                                               --------       --------         --------        --------
  Net (loss) income................             (18,658)         1,932            6,272          57,954
Other comprehensive (loss) income:
  Foreign currency translation
     adjustment....................  1,13        (1,206)        (1,004)             673          (1,224)
  Minimum pension liability
     adjustment....................     9          (309)           (57)              --              --
                                               --------       --------         --------        --------
  Comprehensive (loss) income......            $(20,173)      $    871         $  6,945        $ 56,730
                                               ========       ========         ========        ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JANUARY 31,    JANUARY 31,
                                                              NOTES       2000           1999
                                                              -----    -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     1      $ 58,611       $ 37,293
  Trade receivables, less allowance for doubtful accounts
     (2000: $2,449; 1999: $2,970)...........................     1        68,480         63,680
  Inventories...............................................   1,7        80,653        120,658
  Prepaid expenses and other current assets.................              10,369         16,048
                                                                        --------       --------
          Total current assets..............................             218,113        237,679
Investments in affiliates...................................   1,6         5,187          5,396
Property, plant and equipment, net..........................   1,8        52,545         49,018
Other assets................................................              17,806         19,024
                                                                        --------       --------
          Total.............................................            $293,651       $311,117
                                                                        ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...........................................    10      $  1,099       $  3,871
  Current portion of long-term debt.........................    10           833          1,074
  Trade payables............................................              48,792         37,460
  Accrued expenses..........................................              23,522         19,063
  Current portion of environmental liabilities..............  1,15         6,691          6,738
  Taxes payable.............................................    12         1,306          3,955
                                                                        --------       --------
          Total current liabilities.........................              82,243         72,161
                                                                        --------       --------
Long-term Liabilities:
  Long-term debt............................................    10       109,062        109,185
  Accrued pension liabilities...............................   1,9        35,890         41,062
  Environmental liabilities, net............................  1,15        31,819         35,463
  Other liabilities.........................................               6,220          5,556
                                                                        --------       --------
          Total long-term liabilities.......................             182,991        191,266
                                                                        --------       --------
          Total liabilities.................................             265,234        263,427
                                                                        --------       --------
Commitments and Contingencies...............................    16
Minority Interest...........................................     6           (24)            --
Shareholder's Equity:
Common stock -- par value $.01 per share, authorized
  10,000,000 shares, issued and outstanding 5,000,000
  shares....................................................    13            50             50
Additional paid-in capital..................................    13        46,181         45,257
Accumulated other comprehensive loss........................    13        (1,903)          (388)
Retained (deficit) earnings.................................    13       (15,887)         2,771
                                                                        --------       --------
          Total shareholder's equity........................              28,441         47,690
                                                                        --------       --------
          Total.............................................            $293,651       $311,117
                                                                        ========       ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                  REORGANIZED COMPANY                 PREDECESSOR
                                                       ------------------------------------------       COMPANY
                                                          YEAR          YEAR       THREE QUARTERS    -------------
                                                          ENDED         ENDED          ENDED         QUARTER ENDED
                                                       JANUARY 31,   JANUARY 31,    JANUARY 31,        MARCH 31,
                                                          2000          1999            1998             1997
                                                       -----------   -----------   --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income....................................   $(18,658)     $  1,932        $  6,272         $ 57,954
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
  Executive stock awards.............................         --           750           1,250              500
  Extraordinary item, net of taxes...................         --            --              --          (43,032)
  Fresh-start revaluation............................         --            --              --           (5,107)
  Depreciation and amortization......................      8,342         8,580           5,320            2,143
  Loss (gain) on sales of assets.....................        146          (324)         (1,848)          (3,266)
  Restructuring charges..............................      6,536            --              --               --
  Reorganization expense, net of payments............         --            --          (4,298)           1,538
  Deferred income taxes..............................      1,805          (701)          5,338           (3,767)
  Other, net.........................................      3,270         1,856           3,659            3,057
                                                        --------      --------        --------         --------
         Total.......................................      1,441        12,093          15,693           10,020
Changes in operating assets and liabilities:
  (Increase) decrease in trade receivables...........     (8,822)       22,339           9,891          (20,110)
  Decrease (increase) in inventories.................     35,863          (975)        (14,853)          (6,120)
  Decrease (increase) in other current assets........      5,089        (1,424)          1,961             (355)
  Increase (decrease) in trade payables and accrued
    expenses.........................................     21,585       (17,253)         (5,650)          18,895
  Restructuring payments.............................     (2,036)           --              --               --
  Environmental payments.............................     (2,866)       (3,029)         (2,468)            (256)
  Decrease in prepetition liabilities................         --            --              --              (39)
  Receipt from environmental trust, net..............         --            --              --            5,928
  Other assets and liabilities, net..................    (14,782)       (8,134)         (4,920)          (1,547)
                                                        --------      --------        --------         --------
         Net cash provided by (used in) operating
           activities................................     35,472         3,617            (346)           6,416
                                                        --------      --------        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment...........    (13,932)      (15,682)         (9,447)          (2,774)
Proceeds from asset sales............................        173         1,419           3,747            4,966
Other, net...........................................         74        (3,901)             14              (25)
                                                        --------      --------        --------         --------
         Net cash (used in) provided by investing
           activities................................    (13,685)      (18,164)         (5,686)           2,167
                                                        --------      --------        --------         --------
CASH FLOWS FROM FINANCING AND REORGANIZATION
  ACTIVITIES:
Capital contribution from Safeguard International....         --         3,541              --               --
Cash distribution pursuant to Plan of
  Reorganization.....................................         --            --              --          (59,366)
Drawdown of prepetition letters of credit............         --            --              --            9,700
Proceeds from long-term debt.........................      2,021         6,598         100,000            8,100
Fees paid to issue long-term debt....................         --            --          (4,000)              --
Repayment of long-term debt..........................       (914)       (2,089)        (48,309)            (487)
Net (repayment) borrowing of short-term debt.........     (1,492)          632          (9,313)           1,062
Payment of dividends.................................         --            --         (19,330)              --
                                                        --------      --------        --------         --------
         Net cash (used in) provided by financing and
           reorganization activities.................       (385)        8,682          19,048          (40,991)
                                                        --------      --------        --------         --------
Effects of exchange rate changes on cash and cash
  equivalents........................................        (84)          155            (353)            (526)
                                                        --------      --------        --------         --------
Net increase (decrease) in cash and cash
  equivalents........................................     21,318        (5,710)         12,663          (32,934)
Cash and cash equivalents-beginning of period........     37,293        43,003          30,340           63,274
                                                        --------      --------        --------         --------
Cash and cash equivalents-end of period..............   $ 58,611      $ 37,293        $ 43,003         $ 30,340
                                                        ========      ========        ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes...........................   $  1,433      $  7,939        $  6,859         $  1,524
                                                        ========      ========        ========         ========
Cash paid for interest...............................   $ 12,570      $ 12,372        $  6,715         $    619
                                                        ========      ========        ========         ========
Cash paid for reorganization expense.................         --      $    186        $  5,423         $  1,125
                                                        ========      ========        ========         ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys, titanium alloys, chemicals and other metal consuming industries. Metallurg sells more than 500 different products to over 3,000 customers worldwide (primarily in North America and Europe).

     Basis of Presentation and Consolidation -- The consolidated financial statements include the accounts of Metallurg, Inc. and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52.

     On July 13, 1998, Metallurg, Inc. was acquired by a group of institutional co-investors led by Safeguard International Fund, L.P. ("Safeguard International"). Metallurg, Inc. is now a wholly owned subsidiary of Metallurg Holdings, Inc., ("Metallurg Holdings") a Delaware corporation formed on June 10, 1998 by Safeguard International to effect the acquisition. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

     On February 26, 1997, the Fourth Amended and Restated Joint Plan of Reorganization (the "Reorganization Plan") of Metallurg, Inc. and one of its subsidiaries, Shieldalloy Metallurgical Corporation ("Shieldalloy") (collectively, the "Debtors"), was confirmed by the U.S. Bankruptcy Court for the Southern District of New York. Transactions contemplated by the Reorganization Plan were consummated on April 14, 1997 (the "Effective Date"). For financial reporting purposes, Metallurg has reflected the effects of the Reorganization Plan consummation as of March 31, 1997. As a result of the consummation of the Reorganization Plan and the adoption of fresh-start reporting under the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", Metallurg was required to report its financial results for the period ended January 31, 1998 in two separate periods. One period contains financial statements for the quarter ended March 31, 1997, which includes the effects of the adoption of fresh-start reporting and consummation of the Reorganization Plan and is referred to as the "Predecessor Company". The other period contains financial statements for the three quarters ended January 31, 1998 for the "Reorganized Company". The financial statements of Metallurg after consummation of the Reorganization Plan are not directly comparable to Metallurg's financial statements of prior periods.

     Effective April 1, 1997, the reporting period of Metallurg, Inc. was changed from a calendar year ending December 31 to a fiscal year ending January 31 and Metallurg, Inc. began reporting the results of its operating subsidiaries, which retained a calendar year-end, on a one-month lag. As a result of this change, the three quarters ended January 31, 1998 include the results of Metallurg, Inc. for the ten months ended January 31, 1998 and the results of its operating subsidiaries for the nine months ended December 31, 1997.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Metallurg presents all highly liquid instruments, maturing within 30 days or less when purchased, as cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market. The cost of inventories is determined using principally the average cost and specific identification methods.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

     Investments in Affiliates -- Investments in affiliates in which Metallurg has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method. Investments in which Metallurg has less than a 20% interest are carried at cost.

     Property and Depreciation -- In accordance with fresh-start reporting, property, plant and equipment previously stated at cost were recorded at the estimated fair value as of March 31, 1997 and historical accumulated depreciation was eliminated at that date. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using principally the straight-line method over the estimated useful lives of the assets. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

     Revenue Recognition -- Sales represent amounts invoiced to customers by Metallurg and such revenue is recognized when the product is shipped and title to the product passes to the customer. In certain instances, Metallurg arranges sales for which the supplier invoices the customer directly. In such cases, Metallurg receives commission income, which is recognized when the supplier passes title to the customer.

     Environmental Remediation Costs -- In accordance with SOP No. 96-1, "Environmental Remediation Liabilities", losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are generally not discounted to their present value.

     Valuation of Long-Lived Assets -- In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", Metallurg periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     Income Taxes -- Metallurg uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Metallurg's assets and liabilities. Metallurg does not provide for U.S. Federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries which approximated $38,900,000, $40,000,000 and $37,000,000 at January 31, 2000, January 31, 1999
and January 31, 1998, respectively.

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

     Retirement Plans -- Pension costs of Metallurg, Inc. and its domestic consolidated subsidiaries are funded or accrued currently. Metallurg's foreign subsidiaries maintain separate pension plans for their employees. Such foreign plans are either funded currently or accruals are recorded in the respective balance sheets to reflect pension plan liabilities.

     Stock-Based Compensation -- Metallurg accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25. Accordingly, compensa-

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES tion cost for stock options is measured as the excess, if any, of the market price of Metallurg, Inc.'s common stock at the date of grant over the amount an employee must pay to acquire the stock. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" are presented in Note 13.

     Foreign Exchange Gains and Losses -- Foreign exchange transaction gains of $954,000, $618,000, $987,000 and $712,000 were recorded for the years ended
January 31, 2000 and 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively. Translation gains and losses resulting from reporting foreign subsidiaries in U.S. dollars are recorded directly to shareholders' equity.

     Financial Instruments -- Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. Unrealized gains and losses are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions are included in income. Gains and losses on unhedged foreign currency transactions are included in income. Metallurg does not hold or issue financial instruments for trading purposes.

     Extraordinary Item -- In November 1997, Metallurg recognized an extraordinary charge of $792,000, net of tax of $473,600, as a result of the early retirement of Metallurg, Inc.'s 12% senior-secured notes due 2007 and the United Kingdom subsidiary's term loan due 2000. The notes were redeemed at 103% and 101% of principal amount, respectively, with accrued interest to the date of redemption.

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Metallurg is currently evaluating the impact SFAS No. 133 will have on its financial statements.

     Earnings Per Share -- Earnings per share is not presented since Metallurg, Inc. is a wholly owned subsidiary of Metallurg Holdings.

     Reclassification -- Certain prior year amounts were reclassified to conform to 2000 presentations.

2. MERGER

     On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, a Delaware corporation, merging with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. (the "Merger"). Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International, an international private equity fund that invests primarily in equity securities of companies in process industries, certain limited partners of Safeguard International, certain individuals and a private equity fund.

     In connection with the Merger, Metallurg, Inc. received the consents of 100% of the registered holders of its $100,000,000 senior notes (the "Senior Notes") to a one-time waiver of the change of control provisions of the Senior
Note indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note indenture to reflect the post-merger ownership of Metallurg, Inc.. No other modifications to terms of outstanding debt were affected in this regard. At the time of the Merger, each outstanding share of Metallurg, Inc. common stock was converted into the right to receive $30 in cash. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

Metallurg, Inc. were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings.

     Merger-related costs of $7,888,000 were incurred, and recorded as expense by Metallurg, Inc., in the year ended January 31, 1999 and included (a) $3,541,000 for payments to cancel compensatory stock options; (b) $625,000 in consent fees incurred in order to obtain the one-time waiver of the change of control provisions of the Senior Note indenture; (c) $2,822,000 for payments made pursuant to existing employment agreements with Metallurg, Inc. management and (d) $900,000 of other merger-related costs.

3. PLAN OF REORGANIZATION AND FRESH-START REPORTING

     Costs of administration of the Chapter 11 proceedings approximating $2,663,000 were recorded by the Debtors during the quarter ended March 31, 1997 and have been included as reorganization expense in the Statements of Consolidated Operations. Those expenses consisted primarily of legal, administration, consulting and other similar expenses.

     Condensed financial statements for the Debtors follow (in thousands):

              METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.
                       CONDENSED STATEMENT OF OPERATIONS

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                                  1997
                                                              -------------
Total revenue...............................................     $56,858
                                                                 -------
Operating costs and expenses:
  Cost of sales.............................................      51,630
  Selling, general and administrative expenses..............       4,942
                                                                 -------
     Total operating costs and expenses.....................      56,572
                                                                 -------
     Operating income.......................................         286
Other:
  Other expense, net........................................      (7,269)
  Interest expense, net.....................................        (239)
  Reorganization expense....................................      (2,663)
  Fresh-start revaluation...................................       1,050
  Equity in earnings of subsidiaries........................      19,367
                                                                 -------
     Income before income tax provision and extraordinary
      item..................................................      10,532
Income tax benefit..........................................        (211)
                                                                 -------
  Income before extraordinary item..........................      10,743
Extraordinary item, net of tax..............................      47,211
                                                                 -------
     Net income.............................................     $57,954
                                                                 =======

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

              METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.

                            CONDENSED BALANCE SHEET

                                                              MARCH 31,
                                                                1997
                                                              ---------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  9,991
  Accounts and notes receivable, net........................    40,796
  Inventories...............................................    36,200
  Other assets..............................................     4,643
                                                              --------
          Total current assets..............................    91,630
Property, plant and equipment, net..........................     9,375
Investments -- intergroup...................................    64,773
Investments -- other........................................       244
Other assets................................................    (4,177)
                                                              --------
          Total.............................................  $161,845
                                                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade payables............................................  $ 15,326
  Accrued expenses..........................................    16,006
  Other current liabilities.................................       565
                                                              --------
          Total current liabilities.........................    31,897
                                                              --------
Long-term Liabilities:
  Long-term debt............................................    39,461
  Accrued pension liabilities...............................     2,143
  Environmental liabilities, net............................    36,949
  Other liabilities.........................................     1,395
                                                              --------
          Total long-term liabilities.......................    79,948
                                                              --------
          Total liabilities.................................   111,845
                                                              --------
Shareholders' Equity:
  Common stock outstanding..................................        50
  Additional paid-in capital................................    49,950
  Retained earnings.........................................        --
                                                              --------
          Total shareholders' equity........................    50,000
                                                              --------
          Total.............................................  $161,845
                                                              ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

              METALLURG, INC. AND SHIELDALLOY METALLURGICAL CORP.

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                 QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                                  1997
                                                                ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES....................    $  5,891
                                                                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................      (1,022)
  Proceeds from asset sales.................................       4,215
                                                                --------
     Net cash provided by investing activities..............       3,193
                                                                --------
CASH FLOWS FROM FINANCING AND REORGANIZATION ACTIVITIES:
  Cash distribution pursuant to Plan of Reorganization......     (59,366)
  Drawdown of prepetition letters of credit.................       9,700
  Intergroup repayments.....................................        (579)
  Dividends received........................................       9,423
                                                                --------
     Net cash used in financing and reorganization
      activities............................................     (40,822)
                                                                --------
Net decrease in cash and cash equivalents...................     (31,738)
Cash and cash equivalents -- beginning of period............      41,729
                                                                --------
Cash and cash equivalents -- end of period..................    $  9,991
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

     Metallurg was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims. SOP 90-7 required Metallurg to revalue its assets and liabilities to their estimated fair value and to recognize as a reduction of long-term assets the excess of the fair value of its identifiable assets over the total reorganization value of its assets as of the Effective Date. Accordingly, Metallurg's property, plant and equipment and other noncurrent assets were reduced by approximately $5,520,000. In addition, Metallurg's accumulated equity of approximately $4,733,000 and cumulative foreign currency translation adjustment of approximately $14,587,000 were eliminated. As a result of the adjustments made to reflect fresh-start reporting, a pre-tax revaluation credit of $5,107,000 is included in Metallurg's results of operations for the quarter ended March 31, 1997.

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

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

     The effects of the Reorganization Plan and the implementation of fresh-start reporting on Metallurg's consolidated balance sheet as of March 31, 1997 were as follows (in thousands):

                                                     PRIOR TO
                                                  REORGANIZATION      EFFECTS OF      ADOPTION OF    OPENING
                                                       PLAN         REORGANIZATION    FRESH-START    BALANCE
                                                  EFFECTIVENESS        PLAN(a)         REPORTING      SHEET
                                                  --------------    --------------    -----------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.....................     $ 66,670         $ (36,330)                     $ 30,340
  Trade receivables, less allowance for doubtful
    accounts....................................       94,255              (105)                       94,150
  Inventories...................................      109,258                --                       109,258
  Prepaid expenses and other current assets.....       16,382               180        $   (250)(b)    16,312
  Assets held for sale..........................          341                --             839(b)      1,180
                                                     --------         ---------        --------      --------
         Total current assets...................      286,906           (36,255)            589       251,240
Investments in affiliates.......................        2,779                --          (1,318)(c)     1,461
Property, plant and equipment, net..............       42,348                --          (3,441)(c)    38,907
Other assets....................................       14,243               614            (761)(c)    14,096
                                                     --------         ---------        --------      --------
         Total..................................     $346,276         $ (35,641)       $ (4,931)     $305,704
                                                     ========         =========        ========      ========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
  Short-term debt...............................     $ 13,500                                        $ 13,500
  Current portion of long-term debt.............        1,277                                           1,277
  Trade payables................................       55,947                                          55,947
  Accrued expenses..............................       22,736         $   2,338        $    277(b)     25,351
  Current portion of environmental
    liabilities.................................        5,270                --              --         5,270
  Taxes payable.................................        7,136              (557)             --         6,579
                                                     --------         ---------        --------      --------
         Total current liabilities..............      105,866             1,781             277       107,924
                                                     --------         ---------        --------      --------
Long-term Liabilities:
  Long-term debt................................        4,248            47,463              --        51,711
  Accrued pension liabilities...................       39,610            (1,345)          2,825(b)     41,090
  Environmental liabilities, net................       37,495             5,370              --        42,865
  Other liabilities.............................       10,293                --           1,821(b)     12,114
                                                     --------         ---------        --------      --------
         Total long-term liabilities............       91,646            51,488           4,646       147,780
                                                     --------         ---------        --------      --------
Liabilities Subject to Compromise...............      180,247          (180,247)             --            --
                                                     --------         ---------        --------      --------
         Total liabilities......................      377,759          (126,978)          4,923       255,704
                                                     --------         ---------        --------      --------
Commitments and Contingencies...................
Shareholders' (Deficit) Equity:
Common stock....................................           20                30              --            50
Additional paid-in capital......................           --            49,950              --        49,950
Cumulative foreign currency translation
  adjustment....................................       14,531                56         (14,587)(d)        --
Retained (deficit) earnings.....................      (46,034)           41,301           4,733(d)         --
                                                     --------         ---------        --------      --------
         Total shareholders' (deficit) equity...      (31,483)           91,337          (9,854)       50,000
                                                     --------         ---------        --------      --------
         Total..................................     $346,276         $ (35,641)       $ (4,931)     $305,704
                                                     ========         =========        ========      ========

---------------
Notes:

(a) To record the distribution of cash and securities, the settlement of liabilities subject to compromise and other transactions in accordance with the Reorganization Plan.

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

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

4. SEGMENTS AND RELATED INFORMATION

     Metallurg adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the year ended January 31, 1999 which changes the way Metallurg reports information about its reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1. Information for prior periods presented have been restated in order to conform to the current year presentation.

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

  REPORTABLE SEGMENTS

     Shieldalloy -- This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium based chemicals used mostly in the steel and petrochemical industries. In addition to its manufacturing operations, Shieldalloy imports and distributes complementary products manufactured by affiliates and third parties.

     London & Scandinavian Metallurgical Co., Ltd. and its subsidiaries (collectively, "LSM") -- This unit is comprised mainly of three production facilities in the UK which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremburg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

     Elektrowerk Weisweiler GmbH ("EWW") -- This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items, fresh start adjustments and results of subsidiaries not

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments.

                                                                                          INTERSEGMENT   CONSOLIDATED
                                 SHIELDALLOY     LSM        GFE        EWW      OTHER     ELIMINATIONS      TOTALS
                                 -----------   --------   --------   -------   --------   ------------   ------------
YEAR ENDED JANUARY 31, 2000
Revenues from external
  customers....................   $119,665     $111,910   $ 72,476   $12,151   $156,315                    $472,517
Intergroup revenue.............      4,801       35,923     13,386    20,711     33,410    $(108,231)            --
Interest income................      2,564          116        122        36      4,217       (4,217)         2,838
Interest expense...............         32           92      1,229       133     15,986       (4,217)        13,255
Depreciation and
  amortization.................      1,519        2,980      1,877       767      1,199           --          8,342
Income tax provision...........        429          670        534       154      1,930           --          3,717
Net income.....................       (217)       1,470     (6,336)   (1,104)   (16,947)       4,476        (18,658)
Assets.........................     67,959       81,284     39,841    28,591    223,548     (147,572)       293,651
Capital expenditures...........      3,920        5,494      2,163       380      1,975           --         13,932
YEAR ENDED JANUARY 31, 1999
Revenues from external
  customers....................   $186,062     $119,158   $109,817   $17,140   $174,992                    $607,169
Intergroup revenue.............      5,214       52,039     20,382    30,645     55,293    $(163,573)            --
Interest income................      1,507          286        242       105      4,630       (3,807)         2,963
Interest expense...............        208          614      1,331       120     14,367       (3,807)        12,833
Depreciation and
  amortization.................      1,669        2,515      2,433     1,044        919           --          8,580
Income tax provision
  (benefit)....................      3,529        1,835        174      (857)       107           --          4,788
Net income.....................      7,617        5,301      2,985       429      4,739      (19,139)         1,932
Assets.........................     88,601       75,221     43,927    36,148    245,063     (177,843)       311,117
Capital expenditures...........      2,310        4,594      4,560     1,527      2,691           --         15,682
THREE QUARTERS ENDED
  JANUARY 31, 1998
Revenues from external
  customers....................   $147,332     $ 93,100   $ 65,327   $14,841   $156,367                    $476,967
Intergroup revenue.............      3,178       40,016      8,686    27,117     57,491    $(136,488)            --
Interest income................        841          187         46        40      3,412       (1,909)         2,617
Interest expense...............        230          829      1,020        71      8,029       (1,909)         8,270
Depreciation and
  amortization.................      1,553        1,626      1,039       935        167           --          5,320
Income tax provision...........      2,757        1,630      2,097     2,613      3,362           --         12,459
Extraordinary items............         --          (82)        --        --       (710)          --           (792)
Net income.....................      5,575        5,695      1,380       747      1,953       (9,078)         6,272
Assets.........................     91,969       83,711     40,889    37,239    245,230     (179,252)       319,786
Capital expenditures...........      1,086        4,795      1,363       792      1,411           --          9,447

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                                                                                          INTERSEGMENT   CONSOLIDATED
                                 SHIELDALLOY     LSM        GFE        EWW      OTHER     ELIMINATIONS      TOTALS
                                 -----------   --------   --------   -------   --------   ------------   ------------
QUARTER ENDED MARCH 31, 1997
Revenues from external
  customers....................   $ 51,757     $ 32,621   $ 21,192   $ 5,380   $ 44,637                    $155,587
Intergroup revenue.............        704       12,236      2,445     9,217     18,338    $ (42,940)            --
Interest income................        808           61          7        24      1,692       (1,131)         1,461
Interest expense...............        252            8        408        48      2,121       (1,131)         1,706
Depreciation and
  amortization.................        560          470        409       329        375           --          2,143
Income tax provision
  (benefit)....................         30        2,998       (428)   (6,176)       513           --         (3,063)
Extraordinary items............    (16,903)      (1,985)    (1,573)     (420)    63,913           --         43,032
Net (loss) income..............    (19,700)       1,826     (1,547)    8,999     68,716         (340)        57,954
Assets.........................     85,161       84,885     41,422    40,209    200,408     (146,381)       305,704
Capital expenditures...........        311        1,294        130        94        945           --          2,774
Significant non-cash item:
  Fresh start revaluation......     (4,719)       5,739     (1,040)    1,216      3,911           --          5,107

     The following table presents revenue by region based on the location of the user of the product (in thousands):

                                                 YEAR           YEAR        THREE QUARTERS     QUARTER
                                                 ENDED          ENDED           ENDED           ENDED
                                              JANUARY 31,    JANUARY 31,     JANUARY 31,      MARCH 31,
                                                 2000           1999             1998           1997
                                              -----------    -----------    --------------    ---------
North America...............................   $171,977       $249,151         $181,042       $ 59,062
Europe......................................    220,744        281,206          223,920         73,051
Asia........................................     25,915         26,057           23,821          7,771
South America...............................     11,406          9,602            9,529          3,109
Other.......................................     41,800         40,318           38,114         12,434
Commission income...........................        675            835              541            160
                                               --------       --------         --------       --------
          Total revenues....................   $472,517       $607,169         $476,967       $155,587
                                               ========       ========         ========       ========

     Metallurg sells its products in over 50 countries. Information regarding sales by country is not available for the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively. In the years ended January 31, 2000 and 1999, however, sales by country include (in thousands):

                                                              YEARS ENDED JANUARY 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
United States...............................................   $131,263      $206,958
Germany.....................................................     69,541        83,911
United Kingdom..............................................     44,055        53,974
Canada......................................................     37,065        37,695
South Africa................................................     28,081        28,520
Sweden......................................................     22,515        28,557
Italy.......................................................     13,694        18,029
Other.......................................................    125,628       148,690
Commission income...........................................        675           835
                                                               --------      --------
          Total revenues....................................   $472,517      $607,169
                                                               ========      ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

     The following table presents property, plant and equipment by country based on the location of the assets (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
United Kingdom..............................................    $20,903        $19,023
Germany.....................................................     12,788         15,361
United States...............................................     11,523          8,563
Brazil......................................................      5,707          4,746
Other.......................................................      1,624          1,325
                                                                -------        -------
          Total.............................................    $52,545        $49,018
                                                                =======        =======

5. RESTRUCTURING

     During the second quarter of 1999, Metallurg initiated a restructuring program. The restructuring is intended to reduce Metallurg's cost structure, to streamline management and production functions and focus resources in support of higher margin products at core production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. The restructuring predominantly affects Metallurg's operations in Europe. Details of the restructuring charge are as follows (in thousands):

                                                               UTILIZED         BALANCE AT
                                               ORIGINAL    -----------------    JANUARY 31,
                                               ACCRUAL      CASH     NONCASH       2000
                                               --------    ------    -------    -----------
Severance and other employee costs...........   $4,538     $2,036    $  121       $2,381
Writedown of property and equipment and
  related spare parts and supplies...........    1,289         --       945          344
Other........................................      709         --       254          455
                                                ------     ------    ------       ------
          Total..............................   $6,536     $2,036    $1,320       $3,180
                                                ======     ======    ======       ======

     During 1999, a charge of approximately $4,179,000 was recorded with respect to the restructuring of Metallurg's German operations (GfE and EWW). Approximately 94 employees were notified of terminations as operations were curtailed in line with current demands for Metallurg's products. Provisions of $2,393,000 for severance costs, $1,223,000, primarily for the write-down of redundant fixed assets, and $563,000 of other costs were recorded. During 1999, 49 employees terminated service pursuant to the restructuring plan and payments totaling $1,038,000 were made in respect of these severance costs. The balance of such costs will be substantially disbursed by the end of 2001, when certain production activities are permanently closed down. Additionally, fixed assets and spare parts with an aggregate net book value of approximately $863,000 were taken out of service during the year.

     During the fourth quarter of 1999, a charge of approximately $2,357,000 was recorded with respect to the restructuring of Metallurg's UK operations (LSM). Fifty-five employees were notified of terminations as part of LSM's plan to simplify its organization and reduce costs by restructuring its businesses into fewer operating divisions. In addition, administrative functions are to be relocated to its Rotherham plant site from its London office, which will be closed. Provisions of $2,145,000 for severance costs and $212,000 related to the costs of the office closing were recorded. During 1999, 27 employees were terminated and payments of approximately $998,000 were made in respect of these severance costs. The restructuring is to be completed and substantially all remaining costs are to be paid during 2000.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6. INVESTMENTS

  MINORITY INTEREST

     In September 1999, GfE established a 60% controlling interest in a new facility to be built in Italy to recover vanadium from residues generated by power plants. An EU grant will provide a major part of the capital cost of the plant, which should be on-stream in mid-2001. Amounts related to the 40% ownership interests are reported as Minority Interest in the consolidated financial statements.

  INVESTMENTS IN AFFILIATES

     In February 1998, Metallurg purchased a second 5% interest in Solikamsk Magnesium Works, a Russian magnesium metal producer, for approximately $2,000,000. Also during March 1998, Metallurg, Inc. sold its minority investment in Compagnie des Mines et Metaux S.A., a Luxembourg affiliate, for proceeds of approximately $1,100,000, resulting in a gain of approximately $900,000.

     In March 1997, Metallurg, Inc. sold its 50% interest in AMPAL, Inc. for proceeds approximating book value of $1,200,000.

7. INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Raw materials...............................................    $16,222       $ 29,096
Work in process.............................................      3,212          3,249
Finished goods..............................................     57,607         83,116
Other.......................................................      3,612          5,197
                                                                -------       --------
          Total.............................................    $80,653       $120,658
                                                                =======       ========

8. PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows (in thousands):

                                                     JANUARY 31,    JANUARY 31,    ESTIMATED
                                                        2000           1999          LIVES
                                                     -----------    -----------    ----------
                                                                                   (IN YEARS)
Land...............................................    $ 2,788        $ 2,937
Buildings and leasehold improvements...............     16,822         14,872         5-33
Machinery..........................................     39,794         33,440         3-12
Office furniture and equipment.....................      5,346          4,177         3-10
Transportation equipment...........................      2,393          1,981          2-5
Construction in progress...........................      5,188          3,529
                                                       -------        -------
          Total....................................     72,331         60,936
Less: accumulated depreciation.....................     19,786         11,918
                                                       -------        -------
          Property, plant and equipment, net.......    $52,545        $49,018
                                                       =======        =======

     Depreciation expense related to property, plant and equipment charged to operations for the years ended January 31, 2000 and 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997 was $7,660,000, $7,959,000, $5,320,000 and $2,126,000, respectively.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

9. RETIREMENT PLANS

  DEFINED BENEFIT PLANS

     The following table summarizes the changes in benefit obligation and changes in plan assets for Metallurg's operations in the U.S., UK and Germany in the periods presented (in thousands). Summary data for the other foreign subsidiaries is included below under the caption "Other Benefit Plans".

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................   $125,431       $106,285
Service cost................................................      2,458          1,970
Interest cost...............................................      6,892          7,104
Actuarial (gain) loss.......................................     (4,656)        11,339
Effect of restructuring.....................................      2,245             --
Employee contributions......................................        328            336
Benefits paid...............................................     (5,282)        (4,684)
Foreign currency translation adjustment.....................     (5,267)         3,081
                                                               --------       --------
          Benefit obligation at end of year.................    122,149        125,431
                                                               --------       --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     90,989         77,216
Actual return on plan assets................................     15,713         14,308
Employer/employee contributions.............................      1,740          1,590
Plan administrative expenses................................         --            (56)
Benefits paid...............................................     (3,005)        (2,397)
Foreign currency translation adjustment.....................     (1,909)           328
                                                               --------       --------
          Fair value of plan assets at end of year..........    103,528         90,989
                                                               --------       --------
Funded status...............................................    (18,621)       (34,442)
Unrecognized net actuarial (gain) loss......................     (7,101)         2,773
Unrecognized prior service cost.............................         93             --
                                                               --------       --------
          Accrued benefit cost, net.........................   $(25,629)      $(31,669)
                                                               ========       ========
Amounts recognized in the statement of financial position
  consist of:
  Prepaid benefit...........................................   $  9,416       $  8,830
  Accrued pension liabilities...............................    (35,411)       (40,556)
  Adjustment required to recognize minimum liability........        366             57
                                                               --------       --------
  Net amount recognized in balance sheet....................   $(25,629)      $(31,669)
                                                               ========       ========

                                              YEAR           YEAR            THREE          QUARTER
                                              ENDED          ENDED       QUARTERS ENDED      ENDED
                                           JANUARY 31,    JANUARY 31,     JANUARY 31,      MARCH 31,
                                              2000           1999             1998            1997
                                           -----------    -----------    --------------    ----------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate............................  5.5% - 7.5%    5.5% - 6.5%      6.0% - 7.5%     6.0% - 8.5%
Rate of compensation increase............  3.0% - 5.0%    3.0% - 4.5%      3.0% - 6.0%     3.0% - 6.5%
Expected return on plan assets...........  7.0% - 9.0%    8.0% - 9.0%      7.5% - 9.0%     7.5% - 9.0%

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

     The following table summarizes the components of net periodic benefit cost (in thousands):

                                                 YEAR           YEAR            THREE          QUARTER
                                                 ENDED          ENDED       QUARTERS ENDED      ENDED
                                              JANUARY 31,    JANUARY 31,     JANUARY 31,      MARCH 31,
                                                 2000           1999             1998           1997
                                              -----------    -----------    --------------    ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................    $ 2,458       $  1,970         $  1,152        $   357
Interest cost...............................      6,892          7,104            5,096          1,710
Expected return on plan assets..............     (6,866)       (11,164)         (10,803)        (1,978)
Net amortization and deferral...............         70          4,613            6,807          1,204
                                                -------       --------         --------        -------
  Net periodic benefit cost.................    $ 2,554       $  2,523         $  2,252        $ 1,293
                                                =======       ========         ========        =======

     The following tables summarize the funded/unfunded status of Metallurg's pension plans in the U.S., UK and Germany.

     Metallurg, Inc. and its domestic consolidated subsidiaries have defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. The funded status of these plans is as follows (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Benefit obligation..........................................   $(18,425)      $(19,297)
Plan assets.................................................     20,954         20,055
                                                               --------       --------
  Net.......................................................      2,529            758
Unrecognized actuarial gain.................................     (4,435)        (2,681)
Unrecognized prior service cost.............................         93             --
Adjustment to recognize minimum liability...................         --            (57)
                                                               --------       --------
  Accrued pension liability.................................   $ (1,813)      $ (1,980)
                                                               ========       ========

     LSM maintains a defined benefit pension plan covering all eligible employees. Substantially all plan assets are invested in listed stocks and bonds. The funded status of this plan is as follows (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Benefit obligation..........................................   $(69,640)      $(67,558)
Plan assets.................................................     82,429         70,934
                                                               --------       --------
  Net.......................................................     12,789          3,376
Unrecognized actuarial (gain) loss..........................     (3,373)         5,454
                                                               --------       --------
  Prepaid pension cost......................................   $  9,416       $  8,830
                                                               ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

     Metallurg's German subsidiaries maintain defined benefit pension plans covering substantially all eligible employees. The funded status of these plans is as follows (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Benefit obligation..........................................   $(34,084)      $(38,576)
Plan assets.................................................        145             --
                                                               --------       --------
  Net.......................................................    (33,939)       (38,576)
Unrecognized actuarial loss.................................        707             --
Adjustment to recognize minimum liability...................       (366)            --
                                                               --------       --------
  Accrued liability.........................................   $(33,598)      $(38,576)
                                                               ========       ========

  OTHER BENEFIT PLANS

     Metallurg, Inc. maintains a discretionary defined contribution profit sharing plan covering substantially all of the salaried employees of Metallurg, Inc. and its domestic consolidated subsidiaries. The related expense, net of forfeitures, was $15,000, $207,000, $165,000 and $62,000 in the years ended
January 31, 2000 and 1999, the three quarters ended January 31,1998 and the quarter ended March 31, 1997, respectively.

     Balance sheet accruals for pension plans of Metallurg, Inc.'s other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Accrued pension liabilities for these plans were $479,000 and $506,000 at January 31, 2000 and January 31, 1999,
respectively. Pension expense relating to these plans was $74,000, $213,000, $353,000 and $96,000 for the years ended January 31, 2000 and 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively.

10. BORROWINGS

     Long-term debt consists of the following (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Metallurg:
  11% senior notes..........................................   $100,000       $100,000
                                                               --------       --------
Foreign subsidiaries:
  GfE.......................................................      6,230          7,807
  LSM.......................................................      2,019             --
  EWW.......................................................      1,607          2,344
  Other.....................................................         39            108
                                                               --------       --------
          Subtotal..........................................      9,895         10,259
                                                               --------       --------
Less: amounts due within one year...........................        833          1,074
                                                               --------       --------
  Total long-term debt......................................   $109,062       $109,185
                                                               ========       ========

  METALLURG, INC. AND DOMESTIC SUBSIDIARIES

     In November 1997, Metallurg, Inc. sold the $100,000,000 Senior Notes which mature in 2007 and accrue interest at a rate of 11% per annum, payable semi-annually commencing in June 1998. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, at any time on or after December 2002. Prior to December 1, 2000, a maximum of 34% of the Senior Notes may be redeemed with net proceeds of one or more public equity offerings of Metallurg, Inc. The Senior Notes are fully and unconditionally guaranteed by

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis. The Senior
Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, Metallurg, Inc. is prohibited from making dividends in an amount greater than 50% of its net income under terms of the Senior Note indenture.

     On October 29, 1999, Metallurg, Inc., Shieldalloy and certain of their subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank (formerly known as BankBoston, N.A.) as agent (the "Revolving Credit Facility") for a term of five years. This facility provides the Borrowers with up to $50,000,000 of financing resources and provides for a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 2.5% or (ii) Prime, plus up to 1.0% based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed will be adjusted quarterly, commencing in the second quarter of 2000, based on the North American Group's fixed charge coverage ratio. The Revolving Credit Facility permits borrowings of up to $50,000,000 for working capital requirements and general corporate purposes, up to $35,000,000 of which may be used for letters of credit in the U.S. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10,000,000 level.

     The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the commitment. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At January 31, 2000, there were no borrowings under this facility; however, outstanding letters of credit approximated $23,576,000. Substantially all assets of the North American Group are pledged as collateral under this agreement.

     At September 2, 1993 (the "Petition Date"), the Debtors were in default of certain provisions of certain debt agreements. With minor exceptions, repayment of the amounts outstanding at that date had been deferred pursuant to the Chapter 11 proceedings. Subsequent to the Chapter 11 filings, the Debtors did not accrue interest on any of these obligations, except for secured debt, incurred on or before the Petition Date. Contractual interest on these unsecured obligations approximated $2,136,000 in excess of interest expense reflected in the Statements of Consolidated Operations for the quarter ended March 31, 1997.

  FOREIGN SUBSIDIARIES

     Pursuant to the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20,500,000 (approximately $10,600,000) of financing to GfE (the "German Subfacility"), which is guaranteed by the Borrowers and certain subsidiaries under the Revolving Credit Facility. At January 31, 2000, borrowings under the German Subfacility were immaterial. Short-term secured borrowings of GfE with local banks totaled DM 500,000 (approximately $255,000) at January 31, 2000 at a weighted average interest rate of 5.1%. In August 1998, GfE entered into a term loan with IKB Deutsche Industrie Bank in the amount of DM 10,000,000 (approximately $5,100,000). The loan, which matures in 2008, bears interest at a rate of 3.9% and is secured by certain property of GfE. GfE also has secured term loans approximating DM 2,100,000 (approximately $1,100,000) maturing through 2004 and bearing interest at a weighted average rate of 6.1%.

     LSM has two revolving credit facilities which provide LSM with up to L11,000,000 (approximately $17,800,000) of borrowings. A facility expiring in October 2000 provides up to L7,000,000 (approximately $11,300,000) of borrowings, up to L3,300,000 (approximately $5,300,000) of foreign exchange exposure and up to L2,300,000 (approximately $3,700,000) for other ancillary banking arrangements including bank guarantees. Borrowings under this facility are payable on demand. Outstanding loans under this facility bear

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES interest at the lender's base rate plus 1.0%. At January 31, 2000, there were no outstanding borrowings under the facility. A second revolving facility provides LSM with up to L4,000,000 (approximately $6,500,000) of borrowings and L10,300,000 (approximately $16,600,000) of forward exchange contracts. This facility, which expires in December 2000, is unsecured and borrowings bear interest at a rate of 1.0% over the bank's base rate. At January 31, 2000, there were no borrowings under this facility. On September 10, 1999, LSM entered into a term loan facility with HSBC Bank plc (formerly known as Midland Bank plc) in the amount L6,000,000 (approximately $9,700,000), the proceeds of which are to be used to finance capital expenditures. This facility, which is unsecured, expires in December 2006, seven years from the first drawing. Quarterly repayments commence in December 2002 and outstanding loans under this facility bear interest at LIBOR plus 1.0%. At January 31, 2000, outstanding borrowings under this facility were L1,250,000 (approximately $2,000,000).

     EWW, has committed lines of credit with several banks in the aggregate amount of DM 15,200,000 (approximately $7,800,000). The credit facilities currently bear interest at rates from 7.8% to 8.4%. The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At January 31, 2000, there were no borrowings under these facilities. EWW also has a term loan of DM 1,644,000 (approximately $850,000) maturing in 2001. The term loan is secured by a mortgage on certain real property and bears interest at 4.5%. In 1998, EWW borrowed DM 1,478,000 (approximately $760,000) to fund capital additions. The loan, which matures in 2008, bears interest at 4.25%.

     Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks. Borrowings under these arrangements aggregated $837,000 at January 31, 2000 at a weighted average interest rate of 12.1%.

     Interest expense totaled $13,255,000, $12,833,000, $8,270,000 and
$1,706,000 for the years ended January 31, 2000 and 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively.

     The scheduled maturities of long-term debt during the next five years are $833,000 in 2000, $1,472,000 in 2001, $1,604,000 in 2002, $2,301,000 in 2003,
$778,000 in 2004 and $102,907,000 thereafter.

11. FINANCIAL INSTRUMENTS

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

     Based on quoted market prices, the fair value of Metallurg, Inc.'s $100,000,000 Senior Notes, issued in November 1997, approximates $90,000,000 and $89,000,000 at January 31, 2000 and January 31, 1999, respectively. The carrying amount of other long-term debt approximates fair value.

     Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts mature at the anticipated cash requirement date, generally within 12 months, and are principally unsecured foreign exchange contracts with select banks. The notional values provide an indication of the extent of Metallurg's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which Metallurg also has other financial relationships. Metallurg is exposed to credit risk generally limited to unrealized gains in such contracts in the event of nonperformance by counterparties of those financial

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

     At January 31, 2000, Metallurg had a total of $18,706,000 (of notional value) of foreign exchange forward purchase contacts with a deferred gain of $130,000 and $38,056,000 (of notional value) of foreign exchange forward sale contracts with a deferred gain of $344,000. The contracts are predominately denominated in the following currencies: Deutsche Marks, Euros and U.S. Dollars.

12. INCOME TAXES

     For financial reporting purposes, (loss) income before income tax provision and extraordinary item includes the following components (in thousands):

                                                       YEAR           YEAR            THREE          QUARTER
                                                       ENDED          ENDED       QUARTERS ENDED      ENDED
                                                    JANUARY 31,    JANUARY 31,     JANUARY 31,      MARCH 31,
                                                       2000           1999             1998           1997
                                                    -----------    -----------    --------------    ---------
United States.....................................   $(13,779)       $(9,546)        $ 3,871         $ 1,472
Foreign...........................................     (1,297)        16,266          15,652          10,387
                                                     --------        -------         -------         -------
    Total.........................................   $(15,076)       $ 6,720         $19,523         $11,859
                                                     ========        =======         =======         =======

     The reconciliation of income tax from continuing operations computed at the U.S. Federal statutory tax rate to Metallurg's effective tax rate is as follows (dollars in thousands):

                                                                                       THREE QUARTERS
                                                                                           ENDED              QUARTER
                                                 YEAR ENDED          YEAR ENDED         JANUARY 31,            ENDED
                                              JANUARY 31, 2000    JANUARY 31, 1999          1998          MARCH 31, 1997
                                              -----------------   -----------------   ----------------   -----------------
                                                 TAX                 TAX                 TAX                TAX
                                              PROVISION           PROVISION           PROVISION          PROVISION
                                              (BENEFIT)     %     (BENEFIT)     %     (BENEFIT)    %     (BENEFIT)     %
                                              ---------   -----   ---------   -----   ---------   ----   ---------   -----
Income tax provision at statutory rate......   $(5,126)   (34.0)   $ 2,285     34.0    $ 6,833    35.0    $ 4,032     34.0
State and local income taxes, net of federal
  income tax effect.........................       (86)    (0.6)       346      5.1        163     0.8         86      0.7
Effect of net change of foreign valuation
  allowance and differences between U.S. and
  foreign rates.............................     3,920     26.0     (1,085)   (16.2)     5,190    26.6     (6,886)   (58.1)
Foreign dividends...........................     1,289      8.6      3,254     48.4        185     0.9         --       --
Changes in domestic valuation
  allowance.................................     3,276     21.7        290      4.3         --      --       (500)    (4.2)
Other.......................................       444      3.0       (302)    (4.4)        88     0.5        205      1.7
                                               -------    -----    -------    -----    -------    ----    -------    -----
    Total...................................   $ 3,717     24.7    $ 4,788     71.2    $12,459    63.8    $(3,063)   (25.9)
                                               =======    =====    =======    =====    =======    ====    =======    =====

     The income tax provision (benefit) represents the following (in thousands):

                                                    YEAR            YEAR             THREE           QUARTER
                                                    ENDED           ENDED        QUARTERS ENDED       ENDED
                                                 JANUARY 31,     JANUARY 31,      JANUARY 31,       MARCH 31,
                                                    2000            1999              1998            1997
                                                 -----------     -----------     --------------     ---------
Current:
  U.S. Federal.................................                    $  (340)         $   600
  Foreign......................................    $2,042            5,512            6,270          $   573
  State and local..............................      (130)             317              251              131
                                                   ------          -------          -------          -------
    Total current..............................     1,912            5,489            7,121              704
                                                   ------          -------          -------          -------
Deferred:
  U.S. Federal and state.......................       228              366              940              160
  Foreign......................................     1,577           (1,067)           4,398           (3,927)
                                                   ------          -------          -------          -------
    Total deferred.............................     1,805             (701)           5,338           (3,767)
                                                   ------          -------          -------          -------
    Total income tax provision (benefit).......    $3,717          $ 4,788          $12,459          $(3,063)
                                                   ======          =======          =======          =======

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

     U.S. Federal income tax refunds receivable of $750,000 and $4,180,000, at January 31, 2000 and January 31, 1999, respectively, consists of carryback claims related to environmental expenses in the amount of $750,000. The balance at January 31, 1999 also consists of Federal tax deposits in excess of estimated liabilities and Federal income tax audit adjustments receivable which were subsequently collected. These receivables are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Metallurg's deferred tax assets and liabilities are as follows (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Deferred Tax Assets:
  NOL and other credit carryforwards........................   $ 41,859       $ 40,957
  Environmental liabilities.................................     12,779         13,760
  Retirement benefits.......................................     12,684         17,366
  Goodwill..................................................      5,115          7,233
  Other accruals and reserves...............................      2,177          2,302
  Inventories...............................................        371            237
  Fixed assets..............................................        127            307
  Other.....................................................        188            538
                                                               --------       --------
Total deferred tax assets...................................     75,300         82,700
Deferred tax asset valuation allowance......................    (66,600)       (73,200)
                                                               --------       --------
                                                                  8,700          9,500
                                                               --------       --------
Deferred Tax Liabilities:
  Tax write-offs and reserves...............................     (3,402)        (2,268)
  Pension credits...........................................     (2,655)        (2,595)
  Fixed assets..............................................     (1,869)        (1,710)
  Inventories...............................................       (266)        (1,064)
  Other.....................................................       (208)          (163)
                                                               --------       --------
Total deferred tax liabilities..............................     (8,400)        (7,800)
                                                               --------       --------
Net deferred tax asset......................................   $    300       $  1,700
                                                               ========       ========

     At January 31, 2000, Metallurg has net operating loss carryforwards relating to domestic operations of approximately $18,842,000 (subject to certain limitations relative to utilization) which expire through 2020 and Alternative Minimum Tax Credit carryforwards of approximately $700,000 which can be carried forward indefinitely. Metallurg, Inc.'s consolidated foreign subsidiaries have income tax loss carryforwards aggregating approximately $81,616,000, a substantial portion of which relates to German operations which do not expire under current regulations and certain Brazilian operations which partially expire through 2005. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowance at January 31, 2000. However, during the period ended March 31, 1997, Metallurg determined that a German subsidiary has sufficiently demonstrated the ability to generate earnings and the valuation allowance of $6,032,000 relating to that subsidiary was appropriately reversed. Such benefit from a reduction in valuation allowance was partly offset by a deferred tax provision relating to an adjustment of UK pension liabilities. Included within the deferred tax benefit are the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximat-

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES ing $960,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit has previously been recognized in the amount of $287,000.

     The adoption of fresh-start reporting results in an increase of additional paid-in capital, rather than an income tax benefit, as the benefits relating to existing deferred tax assets are recognized.

13. SHAREHOLDER'S EQUITY (DEFICIT)

                                                                                ACCUMULATED
                                                                                   OTHER                       TOTAL
                                               COMMON STOCK       ADDITIONAL   COMPREHENSIVE   RETAINED    SHAREHOLDER'S
                                            -------------------    PAID-IN        INCOME       EARNINGS       EQUITY
                                              SHARES     AMOUNT    CAPITAL        (LOSS)       (DEFICIT)     (DEFICIT)
                                            ----------   ------   ----------   -------------   ---------   -------------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
PREDECESSOR COMPANY:
Balance at December 31, 1996..............       2,005    $ 20                   $ 15,755      $(57,954)     $(42,179)
  Net income (excluding effects of the
    consummation).........................          --      --                         --        11,920        11,920
  Change in translation adjustment........          --      --                     (1,224)           --        (1,224)
  Issuance of new common stock and
    consummation adjustments..............   4,954,401      30     $ 49,950       (14,531)       46,034        81,483
                                            ----------    ----     --------      --------      --------      --------
REORGANIZED COMPANY:
Balance at March 31, 1997.................   4,956,406      50       49,950            --            --        50,000
  Net income..............................          --      --           --            --         6,272         6,272
  Change in translation adjustment........          --      --           --           673            --           673
  Amortization of stock awards............          --      --        1,250            --            --         1,250
  Deferred tax effects of fresh-start
    adjustments, certain deferred tax
    assets and NOL carryforwards..........          --      --        2,906            --            --         2,906
  Dividends paid ($3.90 per share)........          --      --      (13,897)           --        (5,433)      (19,330)
                                            ----------    ----     --------      --------      --------      --------
Balance at January 31, 1998...............   4,956,406      50       40,209           673           839        41,771
  Net income..............................          --      --           --            --         1,932         1,932
  Change in translation adjustment........          --      --           --        (1,004)           --        (1,004)
  Minimum pension liability adjustment....          --      --           --           (57)           --           (57)
  Amortization of stock awards............          --      --          750            --            --           750
  Deferred tax effects of fresh-start
    adjustments...........................          --      --          757            --            --           757
  Capital contribution from Safeguard
    International.........................          --      --        3,541            --            --         3,541
  Merger adjustments......................  (4,956,306)    (50)          50            --            --            --
  Stock split.............................   4,999,900      50          (50)           --            --            --
                                            ----------    ----     --------      --------      --------      --------
Balance at January 31, 1999...............   5,000,000      50       45,257          (388)        2,771        47,690
  Net income..............................          --      --           --            --       (18,658)      (18,658)
  Change in translation adjustment........          --      --           --        (1,206)           --        (1,206)
  Minimum pension liability adjustment....          --      --           --          (309)           --          (309)
  Deferred tax effects of fresh-start
    adjustments...........................          --      --          924            --            --           924
                                            ----------    ----     --------      --------      --------      --------
Balance at January 31, 2000...............   5,000,000    $ 50     $ 46,181      $ (1,903)     $(15,887)     $ 28,441
                                            ==========    ====     ========      ========      ========      ========

     At December 31, 1996, 10,000 shares of common stock were authorized, of which 2,005 shares were outstanding. This stock had no par value and a stated value of $10 per share. In addition, 300,000 shares of preferred stock were authorized, having a par value of $100 per share, of which no shares were outstanding at December 31, 1996.

     Effective April 14, 1997, the Certificate of Incorporation of Metallurg, Inc. was amended, where by the authorized number of shares of common stock was increased to 15,000,000 shares with a par value of $.01 per share, and each original outstanding share of common stock of Metallurg, Inc. was subsequently cancelled. In addition, in accordance with the Reorganization Plan, 4,706,406 shares were issued to prepetition unsecured claimholders. Metallurg, Inc. was subsequently merged into a new corporation, organized under the laws of the State of Delaware, and all common shares then outstanding were exchanged on a one-for-one basis for shares in the new corporation.

     At the time of the Merger, each outstanding share of Metallurg, Inc. common stock was converted into the right to receive $30 in cash. As of July 13, 1998, in connection with the Merger, all of the then outstanding

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES shares of common stock of Metallurg, Inc. were cancelled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. In November 1998, the Certificate of Incorporation of Metallurg, Inc. was amended to provide for 10,000,000 authorized shares of common stock and Metallurg, Inc. consummated a 50,000 for 1 stock split and, as a result, Metallurg, Inc. has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings.

     Metallurg, Inc. is restricted from paying to its shareholders as a result of the Senior Note indenture related to the Senior Notes offering, which, in general, prohibits Metallurg, Inc. from making dividends in an amount greater than 50% of its net income, as defined in the Senior Note indenture. In addition, Metallurg, Inc.'s revolving credit facility with Fleet National Bank limits the payment of dividends.

     Total comprehensive (loss) income totaled $(20,173,000), $871,000, $6,945,000, $56,730,000 for the years ended January 31, 2000 and 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively.

STOCK COMPENSATION PLANS

     1998 Equity Compensation Plan (the "ECP") -- On November 20, 1998, 500,000 shares of common stock were made available for stock awards and stock options under the ECP. Options issued have a term of ten years and vest in virtually all cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The weighted average remaining life of options outstanding at January 31, 2000 was 8.8 years.

     Stock option transactions under the ECP are summarized as follows:

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                             NUMBER OF    EXERCISE    FAIR VALUE AT
                                                              SHARES       PRICE       GRANT DATE
                                                             ---------    --------    -------------
  Granted..................................................   462,500      $30.00         $4.83
                                                              -------
Outstanding at January 31, 1999............................   462,500
  Granted..................................................    12,500      $30.00         $6.03
  Cancelled or forfeited...................................   (40,500)
                                                              -------
Outstanding at January 31, 2000............................   434,500
                                                              =======
Shares reserved for future options.........................    65,500
Stock options exercisable at January 31:
  1999.....................................................    92,500
  2000.....................................................   168,800

     Had compensation cost for Metallurg, Inc.'s stock option plan been determined based upon the fair value at the grant date, consistent with SFAS No. 123, Metallurg, Inc.'s net income would have been reduced by approximately $385,000 and $557,000 in the years ended January 31, 2000 and 1999, respectively. Principal

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES assumptions used in applying the Black-Scholes model for options granted in the periods presented were as follows:

                                                                   YEAR              YEAR
                                                                  ENDED             ENDED
                                                               JANUARY 31,       JANUARY 31,
                                                                   2000              1999
                                                              --------------    --------------
Expected volatility.........................................        0%                0%
Expected dividend yield.....................................  Not Applicable    Not Applicable
Expected life...............................................     4 years           4 years
Risk-free interest rate.....................................      5.77%             4.49%

     Management Stock Award and Stock Option Plan (the "SASOP") -- On April 14, 1997, 500,000 shares of common stock were made available for stock awards and stock options under the SASOP. Pursuant to the Plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards"). Twenty percent of each Initial Stock Award was transferable on the date of grant and 40 percent was to become transferable on the first and second anniversary of the date of grant. Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997, and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested 33 1/3% on the date of grant and 33 1/3% were to vest on the first and second anniversary of the date of grant. At the time of the Merger, the Initial Stock Awards then outstanding became fully vested and Metallurg, Inc. recorded additional compensation expense of approximately $355,000. In addition, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg, Inc. Metallurg, Inc. recorded compensation expense of $3,541,000, which represents the excess of the $30 per share purchase price over the exercise prices noted above. Metallurg, Inc. was reimbursed for such stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger. This plan terminated in 1998.

     Metallurg, Inc. accounted for the SASOP using the intrinsic value method in accordance with APB No. 25. Accordingly, compensation expense related to the Initial Stock Awards of $750,000, $1,250,000 and $500,000 was recognized in the year ended January 31, 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997, respectively, and no compensation expense was recognized for the stock options granted. Had compensation cost for Metallurg, Inc.'s stock option plan been determined based upon the fair value at the grant date, consistent with SFAS No. 123, Metallurg, Inc.'s net income would have been reduced by approximately $246,000 in the three quarters ended January 31, 1998. The estimated fair value of options granted during the three quarters ended January 31, 1998 was $1.47 at the date of grant. Principal assumptions used in applying the Black-Scholes model for options granted in this period were as follows: (i) expected volatility 13%; (ii) no expected dividend yield; (iii) expected life of 2 years and (iv) a risk-free interest rate of 5.25%.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

14. OTHER (EXPENSE) INCOME, NET

     Other (expense) income, net consists of the following (in thousands):

                                                                                  THREE
                                                    YEAR           YEAR         QUARTERS       QUARTER
                                                    ENDED          ENDED          ENDED         ENDED
                                                 JANUARY 31,    JANUARY 31,    JANUARY 31,    MARCH 31,
                                                    2000           1999           1998          1997
                                                 -----------    -----------    -----------    ---------
Net (loss) gain on asset sales.................     $(146)        $  324         $1,888        $3,266
Gain on settlement of German lawsuit...........        --          1,351             --            --
Other, net.....................................        (5)           133            (83)          (87)
                                                    -----         ------         ------        ------
          Total................................     $(151)        $1,808         $1,805        $3,179
                                                    =====         ======         ======        ======

     In the year ended January 31, 1999, GfE was successful in recovering approximately $1,351,000 of additional proceeds from a government-owned insurance agency representing final settlement for claims under GfE's political risk insurance policy related to an investment in the former Zaire.

     In the three quarters ended January 31, 1998, GfE sold certain plant assets no longer in productive use and recorded a gain of approximately $1,700,000.

     During 1997, Metallurg, Inc. sold one of its commercial real estate properties located in New York City in contemplation of the Reorganization Plan. A gain of $2,747,000 is reflected in other income in the quarter ended March 31, 1997.

15. ENVIRONMENTAL LIABILITIES

     Metallurg's alloy manufacturing operations in Newfield, New Jersey; Cambridge, Ohio; Nuremberg and Weiswieler, Germany; and Sao Joao del Rei, Brazil are subject to environmental laws and regulations for which Metallurg has incurred environmental liabilities. These liabilities are primarily related to the investigation and remediation of contamination resulting from historic operations.

     Total environmental liabilities consist of the following (in thousands):

                                                              JANUARY 31,    JANUARY 31,
                                                                 2000           1999
                                                              -----------    -----------
Domestic:
  Shieldalloy -- New Jersey.................................    $26,956        $28,876
  Shieldalloy -- Ohio.......................................     11,202         11,557
                                                                -------        -------
                                                                 38,158         40,433
Foreign.....................................................      3,565          4,832
                                                                -------        -------
  Total environmental liabilities...........................     41,723         45,265
Less: trust funds...........................................      3,213          3,064
                                                                -------        -------
  Net environmental liabilities.............................     38,510         42,201
Less: current portion.......................................      6,691          6,738
                                                                -------        -------
  Environmental liabilities.................................    $31,819        $35,463
                                                                =======        =======

     Shieldalloy entered into administrative consent orders with the New Jersey Department of Environmental Protection, under which Shieldalloy must conduct remediation activities at the Newfield facility. These obligations, which were reaffirmed as part of the Reorganization Plan, include the closure of wastewater lagoons, the decontamination of groundwater, soil remediation, surface water and sediment clean up, wetlands restoration and related operation and maintenance activities. Shieldalloy accrued its best estimate of the

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES associated costs with respect to remedial activities at the site, which it expects to disburse over the next 10-15 years. During the quarter ended March 31, 1997, prepetition letters of credit, in the amount of $8,200,000, were drawn upon and deposited in a trust fund. Subsequently, pursuant to an agreement with the State of New Jersey, Shieldalloy was permitted to withdraw cash from the environmental trust and substitute letters of credit in an equivalent dollar amount. At January 31, 2000, outstanding letters of credit issued as financial assurances in favor of various environmental agencies total $21,419,000. The costs of providing financial assurance over the term of the remediation activities have been contemplated in the accrued amounts.

     Historic manufacturing processes at both Newfield and Cambridge have resulted in on-site slag piles containing naturally-occurring radioactivity. Shieldalloy is not under any regulatory obligation to decommission the slag pile at the Newfield site. However, as related production has ceased at the Cambridge site, Shieldalloy plans to decommission and to cap the slag piles on-site. Financial assurance for implementation of such plans is partially assured by cash funds held in trust. As a condition precedent to consummation of the Reorganization Plan, $1,500,000 in a prepetition letter of credit, relating to both the Newfield and Cambridge facilities, was drawn upon and deposited in a trust fund.

     Shieldalloy and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, entered into a consent order with the State of Ohio in December 1996. Shieldalloy and Cyprus Foote agreed in the consent order to conduct remediation and decommissioning activities at the Cambridge site. Additionally, Shieldalloy and Cyprus Foote agreed to enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. Pursuant to the consent order, Shieldalloy and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, Shieldalloy has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, Shieldalloy has accrued its best estimate of associated costs which it expects to substantially disburse over the next five years.

     With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide financial assurance of approximately $9,000,000 as required by the State of Ohio and Shieldalloy has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

     Metallurg, Inc.'s German subsidiaries have accrued environmental liabilities in the amounts of $3,349,000 and $4,443,000 at January 31, 2000 and January 31, 1999, respectively, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $216,000 and $389,000 have been accrued at January 31, 2000 and January 31, 1999, respectively, to cover reclamation costs of the closed mine sites.

     In June 1999, Shieldalloy recognized an environmental expense recovery of $5,500,000 upon settlement with an insurance company relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at Shieldalloy's Newfield, New Jersey site.

16. CONTINGENT LIABILITIES

     In addition to environmental matters, which are discussed in Note 15, Metallurg continues defending various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against Metallurg which could have a material adverse effect on Metallurg's future results of operations or cash flows.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. LEASES

     Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At January 31, 2000, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

JANUARY 31,
-----------
2001........................................................  $1,478
2002........................................................   1,234
2003........................................................     878
2004........................................................     593
2005........................................................     504
Thereafter..................................................   2,767
                                                              ------
          Total.............................................  $7,454
                                                              ======

     Rent expense under operating leases for the years ended January 31, 2000 and 1999, the three quarters ended January 31, 1998 and the quarter ended March 31, 1997 was $1,453,000, $1,756,000, $938,000 and $511,000, respectively.

18. SUPPLEMENTAL GUARANTOR INFORMATION

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, Inc. ("MIR, Inc.") and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg's obligations to pay principal, premium and interest relative to the Senior Notes. During the second quarter of 1999, Metallurg, Inc. established MIR, Inc. as a wholly owned subsidiary and a guarantor of the Senior Notes. Certain commercial activities previously carried out by Metallurg, Inc. are now being carried out by MIR, Inc. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenue......................     $  7,297         $149,452       $383,349        $(67,581)      $472,517
                                        --------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales....................        6,904          145,154        338,162         (68,904)       421,316
  Selling, general and
     administrative expenses.......        5,418           10,348         38,908              --         54,674
  Environmental expense recovery...           --           (5,501)            --              --         (5,501)
  Restructuring charges............           --               --          6,536              --          6,536
                                        --------         --------       --------        --------       --------
Total operating costs and
  expenses.........................       12,322          150,001        383,606         (68,904)       477,025
                                        --------         --------       --------        --------       --------
Operating loss.....................       (5,025)            (549)          (257)          1,323         (4,508)
Other:
  Other income (expense), net......            2              (10)          (143)             --           (151)
  Interest (expense) income, net...      (10,979)           1,987         (1,425)             --        (10,417)
  Equity in losses of
     subsidiaries..................       (3,153)          (2,871)            --           6,024             --
                                        --------         --------       --------        --------       --------
Loss before income tax provision...      (19,155)          (1,443)        (1,825)          7,347        (15,076)
Income tax (benefit) provision.....         (497)             896          3,318              --          3,717
                                        --------         --------       --------        --------       --------
Loss before minority interest......      (18,658)          (2,339)        (5,143)          7,347        (18,793)
Minority interest..................           --               --            135              --            135
                                        --------         --------       --------        --------       --------
Net loss...........................     $(18,658)        $ (2,339)      $ (5,008)       $  7,347       $(18,658)
                                        ========         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents........     $ 45,427         $    564       $ 21,769       $  (9,149)      $ 58,611
  Accounts and notes receivable,
     net...........................       16,372           27,609         55,115         (30,616)        68,480
  Inventories......................           --           25,556         56,892          (1,795)        80,653
  Other assets.....................        4,676              425          7,714          (2,446)        10,369
                                        --------         --------       --------       ---------       --------
     Total current assets..........       66,475           54,154        141,490         (44,006)       218,113
Investments -- intergroup..........       77,561           48,003             --        (125,564)            --
Investments -- other...............          254            3,149          1,784              --          5,187
Property, plant and equipment,
  net..............................          943           10,580         41,022              --         52,545
Other assets.......................        8,556           17,279         13,384         (21,413)        17,806
                                        --------         --------       --------       ---------       --------
     Total.........................     $153,789         $133,165       $197,680       $(190,983)      $293,651
                                        ========         ========       ========       =========       ========
LIABILITIES AND SHAREHOLDER'S
  EQUITY
Current Liabilities:
  Short-term debt and current
     portion of long-term debt.....                                     $ 11,081       $  (9,149)      $  1,932
  Accounts and notes payable.......     $  3,270         $ 24,698         52,128         (31,304)        48,792
  Accrued expenses.................        3,602            9,410         17,201              --         30,213
  Other current liabilities........           --            2,446          1,306          (2,446)         1,306
                                        --------         --------       --------       ---------       --------
     Total current liabilities.....        6,872           36,554         81,716         (42,899)        82,243
                                        --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt...................      100,000               --          9,062              --        109,062
  Accrued pension liabilities......          113            1,700         34,077              --         35,890
  Environmental liabilities, net...           --           29,945          1,874              --         31,819
  Other liabilities................       18,363               --          9,270         (21,413)         6,220
                                        --------         --------       --------       ---------       --------
     Total long-term liabilities...      118,476           31,645         54,283         (21,413)       182,991
                                        --------         --------       --------       ---------       --------
     Total liabilities.............      125,348           68,199        135,999         (64,312)       265,234
                                        --------         --------       --------       ---------       --------
Minority interest..................           --               --            (24)             --            (24)
Shareholder's Equity:
  Common stock.....................           50            1,227         52,191         (53,418)            50
  Additional paid-in capital.......       46,181           94,460         10,327        (104,787)        46,181
  Accumulated other comprehensive
     (loss) gain...................       (1,903)            (677)        19,832         (19,155)        (1,903)
  Retained (deficit) earnings......      (15,887)         (30,044)       (20,645)         50,689        (15,887)
                                        --------         --------       --------       ---------       --------
     Total shareholder's equity....       28,441           64,966         61,705        (126,671)        28,441
                                        --------         --------       --------       ---------       --------
     Total.........................     $153,789         $133,165       $197,680       $(190,983)      $293,651
                                        ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................      $(9,613)        $26,201         $19,409        $  (525)       $35,472
                                         -------         -------         -------        -------        -------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property plant and
     equipment.....................         (155)         (4,016)         (9,761)            --        (13,932)
  Proceeds from asset sales........           --              16             157             --            173
  Other, net.......................         (212)         (2,810)          3,096             --             74
                                         -------         -------         -------        -------        -------
Net cash used in investing
  activities.......................         (367)         (6,810)         (6,508)            --        (13,685)
                                         -------         -------         -------        -------        -------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings
     (repayments)..................       21,754         (19,922)         (2,357)           525             --
  Proceeds from long-term debt,
     net...........................           --              --           1,107             --          1,107
  Net short-term debt borrowings...           --              --           1,579         (3,071)        (1,492)
  Intergroup dividends received
     (paid)........................        8,040              --          (8,040)            --             --
                                         -------         -------         -------        -------        -------
Net cash provided by (used in)
  financing activities.............       29,794         (19,922)         (7,711)        (2,546)          (385)
                                         -------         -------         -------        -------        -------
Effects of exchange rate changes on
  cash and cash equivalents........           --              --             (84)            --            (84)
                                         -------         -------         -------        -------        -------
Net increase (decrease) in cash and
  cash equivalents.................       19,814            (531)          5,106         (3,071)        21,318
Cash and cash
  equivalents -- beginning of
  period...........................       25,613           1,095          16,663         (6,078)        37,293
                                         -------         -------         -------        -------        -------
Cash and cash equivalents -- end of
  period...........................      $45,427         $   564         $21,769        $(9,149)       $58,611
                                         =======         =======         =======        =======        =======

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                          COMBINED       COMBINED
                                                         GUARANTOR     NON-GUARANTOR
                                      METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------------   ------------   -------------   ------------   ------------
Total revenue.......................      $47,264         $191,401       $460,468        $(91,964)      $607,169
                                          -------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.....................       43,826          170,762        403,864         (92,591)       525,861
  Selling, general and
     administrative expenses........        7,894            9,987         40,757              --         58,638
  Merger-related costs..............        7,888               --             --              --          7,888
                                          -------         --------       --------        --------       --------
Total operating costs and
  expenses..........................       59,608          180,749        444,621         (92,591)       592,387
                                          -------         --------       --------        --------       --------
Operating (loss) income.............      (12,344)          10,652         15,847             627         14,782
Other:
  Other income (expense), net.......          878             (258)         1,188              --          1,808
  Interest (expense) income, net....       (9,767)           1,293         (1,396)             --         (9,870)
  Equity in earnings of
     subsidiaries...................       19,755           11,189             --         (30,944)            --
                                          -------         --------       --------        --------       --------
(Loss) income before income tax
  provision.........................       (1,478)          22,876         15,639         (30,317)         6,720
Income tax (benefit) provision......       (3,410)           3,736          4,462              --          4,788
                                          -------         --------       --------        --------       --------
Net income..........................      $ 1,932         $ 19,140       $ 11,177        $(30,317)      $  1,932
                                          =======         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents........     $ 25,613         $  1,095       $ 16,663       $  (6,078)      $ 37,293
  Accounts and notes receivable,
     net...........................       24,180           28,178         51,373         (40,051)        63,680
  Inventories......................        9,459           38,405         75,912          (3,118)       120,658
  Other assets.....................       10,807              105          8,125          (2,989)        16,048
                                        --------         --------       --------       ---------       --------
     Total current assets..........       70,059           67,783        152,073         (52,236)       237,679
Investments -- intergroup..........      102,102           53,965             --        (156,067)            --
Investments -- other...............          304               --          5,092              --          5,396
Property, plant and equipment,
  net..............................        1,016            7,547         40,455              --         49,018
Other assets.......................        5,052           17,179         14,009         (17,216)        19,024
                                        --------         --------       --------       ---------       --------
     Total.........................     $178,533         $146,474       $211,629       $(225,519)      $311,117
                                        ========         ========       ========       =========       ========
LIABILITIES AND SHAREHOLDER'S
EQUITY
Current Liabilities:
  Short-term debt and current
     portion of long-term debt.....                                     $ 11,023       $  (6,078)      $  4,945
  Accounts and notes payable.......     $  8,952         $ 15,078         63,481         (50,051)        37,460
  Accrued expenses.................        3,100            8,426         14,275              --         25,801
  Other current liabilities........           --            3,111          3,833          (2,989)         3,955
                                        --------         --------       --------       ---------       --------
     Total current liabilities.....       12,052           26,615         92,612         (59,118)        72,161
                                        --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt...................      100,000               --          9,185              --        109,185
  Accrued pension liabilities......          220            1,760         39,082              --         41,062
  Environmental liabilities, net...           --           32,669          2,794              --         35,463
  Other liabilities................       18,571               --          4,201         (17,216)         5,556
                                        --------         --------       --------       ---------       --------
     Total long-term liabilities...      118,791           34,429         55,262         (17,216)       191,266
                                        --------         --------       --------       ---------       --------
     Total liabilities.............      130,843           61,044        147,874         (76,334)       263,427
                                        --------         --------       --------       ---------       --------
Shareholder's Equity:
  Common stock.....................           50            1,227         49,691         (50,918)            50
  Additional paid-in capital.......       45,257           90,867          1,014         (91,881)        45,257
  Accumulated other comprehensive
     (loss) gain...................         (388)            (928)        21,345         (20,417)          (388)
  Retained earnings (deficit)......        2,771           (5,736)        (8,295)         14,031          2,771
                                        --------         --------       --------       ---------       --------
     Total shareholder's equity....       47,690           85,430         63,755        (149,185)        47,690
                                        --------         --------       --------       ---------       --------
     Total.........................     $178,533         $146,474       $211,629       $(225,519)      $311,117
                                        ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................     $(27,297)        $13,707         $17,207                       $  3,617
                                        --------         -------         -------                       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property plant and
     equipment.....................         (133)         (2,310)        (13,239)                       (15,682)
  Proceeds from asset sales........        1,135             170             114                          1,419
  Other, net.......................         (231)             --          (3,670)                        (3,901)
                                        --------         -------         -------                       --------
Net cash provided by (used in)
  investing activities.............          771          (2,140)        (16,795)                       (18,164)
                                        --------         -------         -------                       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Capital contribution from
     Safeguard International.......        3,541              --              --                          3,541
  Intergroup borrowings
     (repayments)..................       23,822         (11,196)        (12,626)                            --
  Proceeds from long-term debt,
     net...........................           --              --           4,509                          4,509
  Net short-term debt borrowings...           --              --           6,710        $(6,078)            632
  Intergroup dividends received
     (paid)........................        8,893              --          (8,893)            --              --
                                        --------         -------         -------        -------        --------
Net cash provided by (used in)
  financing activities.............       36,256         (11,196)        (10,300)        (6,078)          8,682
                                        --------         -------         -------        -------        --------
Effects of exchange rate changes on
  cash and cash equivalents........           --              --             155             --             155
                                        --------         -------         -------        -------        --------
Net increase (decrease) in cash and
  cash equivalents.................        9,730             371          (9,733)        (6,078)         (5,710)
Cash and cash
  equivalents - beginning of
  period...........................       15,883             724          26,396             --          43,003
                                        --------         -------         -------        -------        --------
Cash and cash equivalents - end of
  period...........................     $ 25,613         $ 1,095         $16,663        $(6,078)       $ 37,293
                                        ========         =======         =======        =======        ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE QUARTERS ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenue......................      $43,047         $150,569       $364,611        $(81,260)      $476,967
                                         -------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales....................       39,279          134,990        315,954         (80,190)       410,033
  Selling, general and
     administrative expenses.......        7,187            7,552         28,824              --         43,563
                                         -------         --------       --------        --------       --------
Total operating costs and
  expenses.........................       46,466          142,542        344,778         (80,190)       453,596
                                         -------         --------       --------        --------       --------
Operating (loss) income............       (3,419)           8,027         19,833          (1,070)        23,371
Other:
  Other (expense) income, net......          (28)             158          1,675              --          1,805
  Interest (expense) income, net...       (4,639)             605         (1,619)             --         (5,653)
  Equity in earnings of
     subsidiaries..................       13,903            2,530             --         (16,433)            --
                                         -------         --------       --------        --------       --------
Income before income tax provision
  and extraordinary item...........        5,817           11,320         19,889         (17,503)        19,523
Income tax (benefit) provision.....       (1,165)           2,910         10,714              --         12,459
                                         -------         --------       --------        --------       --------
Income before extraordinary item...        6,982            8,410          9,175         (17,503)         7,064
Extraordinary item, net of tax.....         (710)              --            (82)             --           (792)
                                         -------         --------       --------        --------       --------
Net income.........................      $ 6,272         $  8,410       $  9,093        $(17,503)      $  6,272
                                         =======         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE THREE QUARTERS ENDED JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                               COMBINED        COMBINED
                                                              GUARANTOR      NON-GUARANTOR
                                          METALLURG, INC.    SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                          ---------------    ------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES....     $(13,977)         $(1,263)         $14,894         $   (346)
                                             --------          -------          -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property plant and
     equipment..........................         (330)          (1,086)          (8,031)          (9,447)
  Proceeds from asset sales.............            9              106            3,632            3,747
  Other, net............................           77               --              (63)              14
                                             --------          -------          -------         --------
Net cash (used in) provided by investing
  activities............................         (244)            (980)          (4,462)          (5,686)
                                             --------          -------          -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Intergroup (repayments) borrowings....      (21,053)           1,322           20,544              813
  Proceeds from long-term debt..........      100,000               --               --          100,000
  Fees paid to issue long-term debt.....       (4,000)              --               --           (4,000)
  Net repayment of short-term debt......           --               --          (10,126)         (10,126)
  Repayment of long-term debt...........      (39,461)              --           (8,848)         (48,309)
  Intergroup dividends received
     (paid).............................        5,585               --           (5,585)              --
  Dividends paid........................      (19,330)              --               --          (19,330)
                                             --------          -------          -------         --------
Net cash provided by (used in) financing
  activities............................       21,741            1,322           (4,015)          19,048
                                             --------          -------          -------         --------
Effects of exchange rate changes on cash
  and cash equivalents..................           --               --             (353)            (353)
                                             --------          -------          -------         --------
Net increase (decrease) in cash and cash
  equivalents...........................        7,520             (921)           6,064           12,663
Cash and cash equivalents -- beginning
  of period.............................        8,363            1,645           20,332           30,340
                                             --------          -------          -------         --------
Cash and cash equivalents -- end of
  period................................     $ 15,883          $   724          $26,396         $ 43,003
                                             ========          =======          =======         ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenue......................      $10,578         $ 52,475       $117,652        $(25,118)      $155,587
                                         -------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales....................       10,219           47,590        100,709         (24,458)       134,060
  Selling, general and
     administrative expenses.......        2,662            2,118         10,266              --         15,046
                                         -------         --------       --------        --------       --------
Total operating costs and
  expenses.........................       12,881           49,708        110,975         (24,458)       149,106
                                         -------         --------       --------        --------       --------
Operating (loss) income............       (2,303)           2,767          6,677            (660)         6,481
Other:
  Other (expense) income, net......       (7,041)           9,903            317              --          3,179
  Interest (expense) income, net...         (795)             554             (4)             --           (245)
  Reorganization expense...........       (1,698)            (965)            --              --         (2,663)
  Fresh-start revaluation..........       11,652           (6,305)          (240)             --          5,107
  Equity in losses of
     subsidiaries..................       (6,216)              --             --           6,216             --
                                         -------         --------       --------        --------       --------
(Loss) income before income tax
  provision and extraordinary
  item.............................       (6,401)           5,954          6,750           5,556         11,859
Income tax (benefit) provision.....         (241)              30         (2,852)             --         (3,063)
                                         -------         --------       --------        --------       --------
(Loss) income before extraordinary
  item.............................       (6,160)           5,924          9,602           5,556         14,922
Extraordinary item, net of tax.....       64,114          (17,036)        (4,046)             --         43,032
                                         -------         --------       --------        --------       --------
Net income (loss)..................      $57,954         $(11,112)      $  5,556        $  5,556       $ 57,954
                                         =======         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                 COMBINED       COMBINED
                                                                GUARANTOR     NON-GUARANTOR
                                             METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    CONSOLIDATED
                                             ---------------   ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES.......     $ (1,796)        $ 7,677         $   535        $  6,416
                                                --------         -------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
     equipment.............................         (711)           (311)         (1,752)         (2,774)
  Proceeds from assets sales...............        4,215              --             751           4,966
  Other, net...............................           --              --             (25)            (25)
                                                --------         -------         -------        --------
Net cash provided by (used in) investing
  activities...............................        3,504            (311)         (1,026)          2,167
                                                --------         -------         -------        --------
CASH FLOWS FROM FINANCING AND
  REORGANIZATION ACTIVITIES:
  Cash distribution pursuant to Plan of
     Reorganization........................      (55,865)         (3,501)             --         (59,366)
  Drawdown of prepetition letter of
     credit................................        9,700              --              --           9,700
  Intergroup borrowings (repayments).......        2,088          (2,652)            564              --
  Proceeds from long-term debt.............           --              --           8,100           8,100
  Net short-term borrowing.................           --              --           1,062           1,062
  Repayment of long-term debt..............           --              --            (487)           (487)
  Dividends received (paid)................        9,423              --          (9,423)             --
                                                --------         -------         -------        --------
Net cash used in financing and
  reorganization activities................      (34,654)         (6,153)           (184)        (40,991)
                                                --------         -------         -------        --------
Effects of exchange rate changes on cash
  and cash equivalents.....................           --              --            (526)           (526)
                                                --------         -------         -------        --------
Net (decrease) increase in cash and cash
  equivalents..............................      (32,946)          1,213          (1,201)        (32,934)
Cash and cash equivalents -- beginning of
  quarter..................................       41,309             432          21,533          63,274
                                                --------         -------         -------        --------
Cash and cash equivalents -- end of
  quarter..................................     $  8,363         $ 1,645         $20,332        $ 30,340
                                                ========         =======         =======        ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        1ST         2ND         3RD         4TH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED JANUARY 31, 2000
Sales...............................  $117,679    $115,897    $113,103    $125,163    $471,842
Gross profit........................     9,774      15,287      13,688      12,452      51,201
Net loss(a).........................    (8,544)     (2,354)     (3,025)     (4,735)    (18,658)

                                        1ST         2ND         3RD         4TH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED JANUARY 31, 1999
Sales...............................  $167,675    $169,754    $142,522    $126,383    $606,334
Gross profit........................    28,822      27,342      18,307       6,837      81,308
Net income (loss)(b)................     6,790       1,498          38      (6,394)      1,932

---------------
(a) Includes environmental expense recovery of $5,501 in the 2nd quarter and $4,386 and $2,150 of restructuring charges in the 2nd and 4th quarters, respectively.

(b) Includes Merger-related costs of $4,416, $2,607 and $865 in the 2nd, 3rd and 4th quarters, respectively.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Metallurg, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 17, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The consolidated financial statements and financial statement schedule for periods prior to the period ended January 31, 1999 were audited by other independent accountants whose report dated April 1, 1998 expressed an unqualified opinion on those statements and related financial statement schedule.

PricewaterhouseCoopers LLP
New York, New York
March 17, 2000

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                         DEDUCTIONS
                                                                 ---------------------------
                                     BALANCE AT    CHARGED TO    UNCOLLECTABLE                  BALANCE AT
                                     BEGINNING     COSTS AND       ACCOUNTS         OTHER          END
                                     OF PERIOD      EXPENSES      WRITTEN OFF     (DESCRIBE)    OF PERIOD
                                     ----------    ----------    -------------    ----------    ----------
DESCRIPTION
QUARTER ENDED MARCH 31, 1997:
  Accounts receivable allowance for
     doubtful accounts.............    $4,303        $  162          $(376)        $(4,089)(a)    $  -0-
THREE QUARTERS ENDED JANUARY 31,
  1998:
  Accounts receivable allowance for
     doubtful accounts.............    $  -0-        $2,930             --         $   (10)(b)    $2,920
YEAR ENDED JANUARY 31, 1999
  Accounts receivable allowance for
     doubtful accounts.............    $2,920        $   88          $ (86)        $    48(b)     $2,970
YEAR ENDED JANUARY 31, 2000:
  Accounts receivable allowance for
     doubtful accounts.............    $2,970        $  234          $(536)        $  (219)(b)    $2,449

---------------
(a) Primarily the elimination of historical account upon revaluation of assets to fair value in accordance with fresh-start reporting at March 31, 1997.

(b) Foreign currency translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the directors and executive officers of Metallurg Holdings:

NAME                                   AGE    POSITION
----                                   ---    --------
Heinz C. Schimmelbusch...............  55     Director, President and Chief Executive
                                              Officer
Arthur R. Spector....................  59     Director and Executive Vice President
Michael R. Holly.....................  54     Director and Executive Vice President
Samuel A. Plum.......................  55     Director
Douglas A. Fastuca...................  35     Chief Financial Officer and Treasurer

     Each director of Metallurg Holdings holds office until the next annual meeting of stockholders of Metallurg Holdings or until his or her successor has been elected and qualified. Officers of Metallurg Holdings are selected by the Board of Directors and serve at the discretion of the Board of Directors. Mr. Fastuca resigned as Chief Financial Officer and Treasurer of Metallurg Holdings in April 2000.

     Heinz C. Schimmelbusch -- Dr. Schimmelbusch became Chief Executive Officer, President and a Director of Metallurg Holdings in July 1998, as well as Chairman of the Board and a Director of Metallurg, Inc. He is a Managing Director of the general partner and of the management company of Safeguard International. He is also Chairman of Allied Resource Corporation, a company he founded in 1994 to pursue technology-oriented, early-stage investment opportunities in process industries. Until 1994, Dr. Schimmelbusch was Chairman of the Management Board of Metallgesellschaft AG, Germany, a multibillion dollar, multinational company in the process industries, and Chairman of the Supervisory Board of LURGI AG, Germany's leading process engineering firm; of Buderus AG, a leading manufacturer of commercial and residential heating equipment; of Dynamit Nobel AG, a leading manufacturer of explosives and specialty chemicals; and of Norddeutsche Affinerie AG, Europe's largest copper producer. Dr. Schimmelbusch has also served on the Boards of several German and other foreign corporations and institutions, including Allianz Versicherungs AG, Munich; Philipp Holzmann AG, Frankfurt; Mobil Oil AG, Hamburg; Teck Corporation, Vancouver; and on the Advisory Boards of Dresdner Bank AG and the European Bank of Reconstruction and Development. Dr. Schimmelbusch has been the founder and Chairman of a number of public companies in the process industries, including: Inmet Corporation, Toronto, (formerly Metall Mining Corporation); Methanex Corporation, Vancouver; and B.U.S. Umweltservice AG, Frankfurt. Dr. Schimmelbusch is a Director of Safeguard Scientifics, Inc., a diversified information technology company, a position he has held since 1989; Becancour Silicon Inc., Montreal, a silicon metal producer; and ALD Vacuum Technology AG, Frankfurt, a global supplier of industrial vacuum technology.

     Arthur R. Spector -- Mr. Spector was elected to serve as a Director of Metallurg Holdings and Metallurg, Inc. in July 1998. He has been an Executive Vice President of Metallurg Holdings since July 1998. He is a Managing Director of the general partner and of the management company of Safeguard International. From January 1997 to March 1998, Mr. Spector served as Managing Director of TL Ventures LLC, a venture capital management company organized to manage day-to-day operations of TL Ventures III L.P. and TL Ventures III Offshore L.P. From January 1995 through December 1996, Mr. Spector served as Director of Acquisitions of Safeguard Scientifics, Inc. From July 1992 until May 1995, Mr. Spector served as Vice Chairman and Secretary of Casino & Credit Services, Inc. He has also been an officer of Abraham Lincoln Federal Savings Bank and State National Bank of Maryland. Mr. Spector serves as Chairman of Neoware Systems, Inc., a developer of network software; and as a Director of USDATA Corporation, a company which produces factory and process automation software; and Docucorp International, a document automation company. Mr. Spector holds a B.S. degree in electronics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School.

     Michael R. Holly -- Mr. Holly became a Director and Executive Vice President of Metallurg Holdings in July 1998. He is also a Managing Director of the general partner and of the management company of Safeguard International. Mr. Holly is also Executive Vice President and Chief Financial Officer of Puralube, Inc. a co-investment by Safeguard Scientifics, Inc. and Allied Resource Corporation, which is commercializing a technology on a worldwide basis that re-refines used oil into high-quality base lube oils. Mr. Holly is a senior executive with over 30 years of combined experience in the areas of finance operations, marketing and strategic planning. Mr. Holly has spent the last five years providing merger and acquisition advisory services to a variety of companies, including the last four years working in close association with Safeguard Scientifics, Inc. Mr. Holly is a Certified Public Accountant and spent 12 years with Price Waterhouse LLP and three years with Coopers & Lybrand. For ten years, Mr. Holly served as the combined Chief Operating and Chief Financial Officer of a national professional services organization.

     Samuel A. Plum -- Mr. Plum was appointed a Director of Metallurg Holdings in October 1998 and was appointed a Director of Metallurg, Inc. in November 1998. He has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was an employee of Safeguard Scientifics, Inc. from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the United Kingdom. From 1973 to 1989, he served in various capacities, including Managing Director and partner, at the investment banking divisions of Painewebber Inc. and Blyth Eastman Dillon & Co., Inc., respectively. Mr. Plum is also a Director of PacWest Telecomm, Inc. Past directorships include Tishman Holdings Corporation, Icon CMT Corp., Vortex Sound Communications, Inc., Index Stock Photography, Inc., the Philadelphia Zoological Society, Quaker Fabrics Corporation and the National Audobon Society, the latter two as Chairman. Mr. Plum holds a B.A. degree in history from Harvard University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

     Douglas A. Fastuca -- Mr. Fastuca was Chief Financial Officer and Treasurer of Metallurg Holdings from 1998 until April 2000. He also served as Vice President of Corporate Development of Metallurg, Inc. and as a Director of the management company of Safeguard International until such time. Before joining Safeguard International, Mr. Fastuca was Director of Business Development in SEI Investment's Global Asset Management Unit from 1993 to 1997. He started his business career with General Electric holding financial assignments in manufacturing and international operations at GE Lighting and as a corporate auditor at GE Capital. Mr. Fastuca has a B.A. degree from Bucknell University and an M.B.A. from the Harvard Graduate School of Business Administration.

ITEM 11.  EXECUTIVE COMPENSATION.

     None of the executive officers or directors of Metallurg Holdings received compensation from Metallurg Holdings during the year ended January 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 15, 2000, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of any class of Metallurg Holding's voting securities).

                                                                       AMOUNT AND
                                       NAME AND ADDRESS                NATURE OF          PERCENT OF
TITLE OF CLASS                       OF BENEFICIAL HOLDER         BENEFICIAL OWNERSHIP      CLASS
--------------                  ------------------------------    --------------------    ----------
Series A Voting Preferred       Safeguard International Fund,              4,000            76.89%
  Convertible Preferred Stock     L.P.
                                  800 The Safeguard Building
                                  435 Devon Park Drive
                                  Wayne, Pennsylvania 19087
Series A Voting Preferred       SCP Private Equity Partners,           1,202.335            23.11%
  Convertible Preferred Stock     L.P.
                                  Building 300
                                  435 Devon Park Drive
                                  Wayne, Pennsylvania 19087
Series B Non-Voting             Safeguard International Fund,              2,500            55.26%
  Convertible Preferred Stock     L.P.
                                  800 The Safeguard Building
                                  435 Devon Park Drive
                                  Wayne, Pennsylvania 19087
Series B Non-Voting             State of Michigan Retirement               2,000            44.21%
  Convertible Preferred Stock     Systems -- Safeguard Limited
                                  Partnership
                                  c/o Safeguard International
                                  Fund, L.P.
                                  800 The Safeguard Building
                                  435 Devon Park Drive
                                  Wayne, Pennsylvania 19087

     None of the directors, officers or management of Metallurg Holdings own any equity securities of Metallurg Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Dr. Schimmelbusch and Messrs. Plum, Holly and Spector, all of whom are directors of Metallurg Holdings, and Mr. Fastuca, who was an executive officer of Metallurg Holdings, are or were directors and/or officers of various companies that are associated, directly or indirectly, with Safeguard Scientifics, Inc., which has an ownership interest in Safeguard International. Pursuant to these positions, they receive or have received compensation from such entities.

     Pursuant to an Advisory Agreement entered into as of January 1, 1999, between Safeguard International Management LLC (of which certain directors of Metallurg Holdings, Messrs. Schimmelbusch and Spector, are members) and Metallurg, Inc., Metallurg, Inc. has agreed to pay $33,000 per month through June 2000 in connection with certain advisory and other services. Messrs Schimmelbusch, Plum, Messman, Spector and Kindwall, certain of whom are directors of Metallurg Holdings and all of whom are directors of Metallurg, Inc. are directors and/or officers of various companies that are associated, directly or indirectly, with Safeguard Scientifics, Inc., which has an ownership interest in Safeguard International. Pursuant to these positions, they receive compensation from such entities.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

          (1) A list of the financial statements filed as part of this report appears on page 23.

          (2) The financial statement schedule required to be filed as part of this report appears on page 59.

          (3) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 2.1     Merger Agreement, dated as of June 15, 1998, by and among
         Metallurg Holdings, Inc., Metallurg Acquisition Corp. and
         Metallurg, Inc. (incorporated herein by reference to Exhibit
         S42.1 to the Form S-4 Registration Statement filed by
         Metallurg Holdings, Inc. with the Securities and Exchange
         Commission on July 29, 1998 (File No. 333-60077)).
 3.1     Certificate of Incorporation of Metallurg Holdings, Inc.
         (incorporated herein by reference to Exhibit S43.1 to the
         Form S-4 Registration Statement filed by Metallurg Holdings,
         Inc. with the Securities and Exchange Commission on July 29,
         1998 (File No. 333-60077)).
 3.2     By-laws of Metallurg Holdings, Inc. (incorporated herein by reference to Exhibit S43.2 to the Form S-4 Registration
         Statement filed by Metallurg Holdings, Inc. with the
         Securities and Exchange Commission on July 29, 1998 (File
         No. 333-60077)).
 4.1     Amended and Restated Stockholders Agreement, dated as of
         October 13, 1998, by and among Metallurg Holdings, Inc.,
         Safeguard International Fund, L.P., State of Michigan
         Retirement Systems -- Safeguard Limited Partnership and SCP
         Private Equity Partners, L.P. (incorporated herein by
         reference to Exhibit 4.1 to Metallurg Holdings, Inc.'s
         Annual Report on Form 10-K filed with the Securities and
         Exchange Commission on May 3, 1999 (File No. 333-60077)).
 4.2     Amended and Restated Registration Rights Agreement, dated as of October 13, 1998, by and among Metallurg Holdings, Inc.,
         Safeguard International Fund, L.P., State of Michigan
         Retirement Systems -- Safeguard Limited Partnership and SCP
         Private Equity Partners, L.P. (incorporated herein by
         reference to Exhibit 4.2 to Metallurg Holdings, Inc.'s
         Annual Report on Form 10-K filed with the Securities and
         Exchange Commission on May 3, 1999 (File No. 333-60077)).
 4.3     Joinder Agreement, dated as of December 7, 1998, by and
         among Metallurg Holdings, Inc., Joseph H. Marren, Scott M.
         Honour, Mark W. Lanigan, Robert McEvoy, Scott Morrison,
         Safeguard International Fund, L.P., State of Michigan
         Retirement Systems -- Safeguard Limited Partnership and SCP
         Private Equity Partners, L.P. (incorporated herein by
         reference to Exhibit 4.3 to Metallurg Holdings, Inc.'s
         Annual Report on Form 10-K filed with the Securities and
         Exchange Commission on May 3, 1999 (File No. 333-60077)).
 4.4     Indenture, dated as of July 13, 1998, by and between
         Metallurg Holdings, Inc. and United States Trust Company of
         New York (incorporated herein by reference to Exhibit S44.1 to the Form S-4 Registration Statement filed by Metallurg
         Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-60077).
 4.5     Form of 12 3/4% Series A Senior Discount Notes due 2008,
         dated as of July 13, 1998 (incorporated by reference to
         Exhibit 4.4).
 4.6     Form of 12 3/4% Series B Senior Discount Notes due 2008,
         dated as of July 13, 1998 (incorporated by reference to
         Exhibit 4.4).
 4.7     Registration Agreement, dated as of July 13, 1998, by and
         between Metallurg Holdings, Inc. and BancBoston Securities
         Inc. (incorporated herein by reference to Exhibit S44.4 to the Form S-4 Registration Statement filed by Metallurg
         Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-60077)).
 4.8     Indenture, dated as of November 25, 1997, by and among
         Metallurg, Inc., Shieldalloy Metallurgical Corporation,
         Metallurg Holdings Corporation, Metallurg Services, Inc.,
         MIR (China), Inc. and IBJ Schroder Bank & Trust Company
         (incorporated herein by reference to Exhibit S44.1 to the
         Form S-4 Registration Statement filed by Metallurg, Inc.
         with the Securities and Exchange Commission on December 30,
         1997 (File No. 333-42141)).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 4.9     Form of 11% Series A Senior Notes due 2007, dated as of
         November 25, 1997 (incorporated herein by reference to
         Exhibit S44.2 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange
         Commission on December 30, 1997 (File No. 333-42141)).
 4.10    Form of 11% Series B Senior Notes due 2007, dated as of
         November 25, 1997 (incorporated herein by reference to
         Exhibit S44.3 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange
         Commission on December 30, 1997 (File No. 333-42141)).
 4.11    Registration Agreement, dated as of November 20, 1997, by
         and among Metallurg, Inc., Shieldalloy Metallurgical
         Corporation, Metallurg Holdings Corporation, Metallurg
         Services, Inc., MIR (China), Inc., Salomon Brothers Inc and
         BancBoston Securities Inc. (incorporated herein by reference to Exhibit S44.4 to the Form S-4 Registration Statement
         filed by Metallurg, Inc. with the Securities and Exchange
         Commission on December 30, 1997 and Amendments No. 1 through
         4 thereto, filed through March 13, 1998 (File No.
         333-42141)).
10.1     Pledge Agreement, dated as of July 13, 1998, by and between
         Metallurg Holdings, Inc. and United States Trust Company of
         New York (incorporated herein by reference to Exhibit S410.1 to the Form S-4 Registration Statement filed by Metallurg
         Holdings, Inc. with the Securities and Exchange Commission on July 27, 1998 (File No. 333-60077)).
10.2     Amended and Restated Loan Agreement, dated October 29, 1999, by and among Metallurg, Inc., Shieldalloy Metallurgical
         Corporation and Metallurg International Resources, Inc., as
         Borrowers, Metallurg Services, Inc., MIR (China), Inc. and
         Metallurg Holdings Corporation, as Guarantors, and Fleet
         National Bank (formerly known as BankBoston, N.A.) as Agent for the lending institutions listed therein (incorporated
         herein by reference to Exhibit 10.1 to Metallurg, Inc.'s
         Quarterly Report on Form 10-Q filed with the Securities and
         Exchange Commission on December 10, 1999 (File No.
         333-42141)).
10.3     German Loan Agreement, dated October 20, 1997, by and among
         GfE Gesellschaft fur Elektrometallurgie mbH, GfE
         Umwelttechnik GmbH, GfE Giesserei-und Stahlwerksbedarf GmbH,
         GfE Metalle und Materialien GmbH and Keramed Medizintechnik
         GmbH and BankBoston, N.A. acting through its Frankfurt,
         Germany branch (incorporated herein by reference to Exhibit
         S410.2 to the Form S-4 Registration Statement filed by
         Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).
10.4     First and Second Amendments to German Loan Agreement, dated
         October 20, 1997, by and among GfE Gesellschaft fur
         Elektrometallurgie mbH, GfE Umwelttechnik GmbH, GfE
         Giesserei-und Stahlwerksbedarf GmbH, GfE Metalle und
         Materialien GmbH and Keramed Medizintechnik GmbH and
         BankBoston, N.A. acting through its Frankfurt, Germany
         branch (incorporated herein by reference to Exhibit 10.4 to
         Metallurg, Inc.'s Annual Report on Form 10-K filed with the
         Securities and Exchange Commission on April 30, 1999 (File
         No. 333-42141)).
10.5     Third Amendment, dated as of October 29, 1999, to German
         Loan Agreement, dated as of October 20, 1997, by and among
         GfE Gesellschaft fur Elektrometallurgie mbH, GfE
         Umwelttechnik GmbH, GfE Giesserei-und Stahlwerksbedarf GmbH,
         GfE Metalle und Materialien GmbH, Keramed Medizintechnik
         GmbH and Fleet National Bank, London Branch (incorporated
         herein by reference to Exhibit 10.2 to Metallurg, Inc.'s
         Quarterly Report on Form 10-Q filed with the Securities and
         Exchange Commission on December 10, 1999 (File No.
         333-42141)).
10.6     Joint Disclosure Statement for the Fourth Amended and
         Restated Joint Plan of Reorganization dated December 18,
         1996 (incorporated by reference to Exhibit T3E.1 to the Form
         T-3 filed by Metallurg, Inc. with the Securities and
         Exchange Commission on March 21, 1997 (File No. 022-22265)).
10.7     Supplement to Joint Disclosure Statement for the Fourth
         Amended and Restated Joint Plan of Reorganization dated
         December 18, 1996 (incorporated herein by reference to
         Exhibit T3E.1 to the Form T-3 filed by Metallurg, Inc. with the Securities and Exchange Commission on March 21, 1997
         (File No. 022-22265)).
10.8     Settlement Agreement dated December 27, 1996 between
         Metallurg Inc., Shieldalloy Metallurgical Corporation, the
         Environmental Protection Agency, the Department of the
         Interior, the Nuclear Regulatory Commission and the New
         Jersey Department of Environmental Protection (incorporated herein by reference to Exhibit S410.5 to the Form S-4
         Registration Statement filed by Metallurg, Inc. with the
         Securities and Exchange Commission on December 30, 1997
         (File No. 333-42141)).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
10.9     Permanent Injunction Consent Order dated December 23, 1996 between the State of Ohio, Shieldalloy Metallurgical
         Corporation and Cyprus Foote Mineral Company (incorporated herein by reference to Exhibit S410.6 to the Form S-4
         Registration Statement filed by Metallurg, Inc. with the
         Securities and Exchange Commission on December 30, 1997
         (File No. 333-42141)).
10.10    1997 Stock Award and Stock Option Plan (incorporated herein by reference to Exhibit S410.8 to the Form S-4 Registration
         Statement filed by Metallurg, Inc. with the Securities and
         Exchange Commission on December 30, 1997 (File No.
         333-42141)).
10.11    1998 Equity Compensation Plan of Metallurg, Inc.
         (incorporated herein by reference to Exhibit 10.11 to
         Metallurg Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 1999
         (File No. 333-60077)).
10.12    Management Incentive Compensation Plan (incorporated herein by reference to Exhibit S410.9 to the Form S-4 Registration
         Statement filed by Metallurg, Inc. with the Securities and
         Exchange Commission on December 30, 1997 (File No.
         333-42141)).
10.13    Employment Agreement dated June 1, 1999, by and between
         Metallurg, Inc. and Dennis P. Kelly (incorporated herein by reference to Exhibit 10.13 to Metallurg, Inc.'s Annual
         Report on Form 10-K filed with the Securities and Exchange
         Commission on April 20, 2000 (File No. 333-42141)).
10.14    Employment Agreements dated October 30, 1998; November 19,
         1998; November 19, 1998; November 20, 1998; and January 4,
         1999; by and between Metallurg, Inc. and each of Alan D.
         Ewart, Eric E. Jackson, Robin A. Brumwell, Barry C. Nuss and
         Ellen T. Harmon, respectively (incorporated herein by
         reference to Exhibit 10.14 to Metallurg, Inc.'s Annual
         Report on Form 10-K filed with the Securities and Exchange
         Commission on April 30, 1999 (File No. 333-42141)).
10.15    Consulting Agreement, dated as of July 1, 1999, by and
         between Metallurg, Inc. and Michael A. Standen (incorporated herein by reference to Exhibit 10.15 to Metallurg, Inc.'s
         Annual Report on Form 10-K filed with the Securities and
         Exchange Commission on April 20, 2000 (File No. 333-42141)).
10.16    Agreement dated as of July 2, 1999, by and between
         Metallurg, Inc. and Robin A. Brumwell (incorporated herein by reference to Exhibit 10.16 to Metallurg, Inc.'s Annual
         Report on Form 10-K filed with the Securities and Exchange
         Commission on April 20, 2000 (File No. 333-42141)).
10.17    Advisory Agreement, dated as of January 1, 1999, by and
         between Metallurg, Inc. and Safeguard International
         Management LLC (incorporated herein by reference to Exhibit
         10.17 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20,
         2000 (File No. 333-42141)).
10.18    Intercompany Tax Allocation Agreement, dated July 13, 1998, by and among Metallurg Holdings, Inc., Metallurg, Inc. and various subsidiaries thereof (incorporated herein by
         reference to Exhibit 10.17 to Metallurg Holdings, Inc.'s
         Annual Report on Form 10-K filed with the Securities and
         Exchange Commission on May 3, 1999 (File No. 333-60077)).
16.1     Letter from Arthur Andersen LLP to the Securities and
         Exchange Commission re agreement with Metallurg Holdings,
         Inc. comments concerning change in certifying accountant
         (incorporated by reference to Exhibit 16 to the Current
         Report on Form 8-K filed with the Securities and Exchange
         Commission by Metallurg Holdings, Inc. on November 25, 1998
         (File No. 333-60077)).
21.1     Subsidiaries of Metallurg Holdings, Inc.
27.1     Financial Data Schedule.

---------------
(b) No reports were filed on Form 8-K during 1999.

(c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d) The Consolidated Financial Statements and the financial statement schedules listed under Item 14(a)(2) are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 27th day of April, 2000.

                                          METALLURG HOLDINGS, INC.

                                          By: /s/HEINZ C. SCHIMMELBUSCH
                                            ------------------------------------
                                                   Heinz C. Schimmelbusch
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                     SIGNATURE                                    TITLE(S)                     DATE
                     ---------                                    --------                     ----

            /s/ HEINZ C. SCHIMMELBUSCH               President, Chief Executive Officer   April 27, 2000
---------------------------------------------------  and Director
              Heinz C. Schimmelbusch

                 /s/ MICHAEL HOLLY                   Director and Executive Vice          April 27, 2000
---------------------------------------------------  President
                   Michael Holly

                /s/ SAMUEL A. PLUM                   Director                             April 27, 2000
---------------------------------------------------
                  Samuel A. Plum

               /s/ ARTHUR R. SPECTOR                 Director and Executive Vice          April 27, 2000
---------------------------------------------------  President (Principal Financial
                 Arthur R. Spector                   Officer and Principal Accounting
                                                     Officer)