Form 10-Q
period 2000-04-30
METALLURG HOLDINGS INC
filed 2000-06-14
CIK 1067054

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM                TO

                            METALLURG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      23-2967577
           (STATE OF ORGANIZATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          400 THE SAFEGUARD BUILDING                           (610) 293-0838
             435 DEVON PARK DRIVE              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA
          WAYNE, PENNSYLVANIA 19087                                CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X          No  [ ]

     There are no common equity securities of the registrant outstanding. At June 14, 2000, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I    FINANCIAL INFORMATION:
          Item 1 -- Financial Statements (Unaudited)
          Condensed Statements of Consolidated Operations
                     for the Quarters Ended April 30, 2000 and 1999...............        2
          Condensed Consolidated Balance Sheets
                     at April 30, 2000 and January 31, 2000.......................        3
          Condensed Statements of Consolidated Cash Flows
                     for the Quarters Ended April 30, 2000 and 1999...............        4
          Notes to Condensed Unaudited Consolidated Financial Statements..........     5-10
          Item 2 -- Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................    11-15
          Item 3 -- Quantitative and Qualitative Disclosure of Market Risk........       16
Part II   OTHER INFORMATION:
          Item 6.(a)
                      EXHIBITS....................................................       17
          Item 6.(b)
                      REPORT ON FORM 8-K..........................................       17
          Signature Page..........................................................       18

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 QUARTERS ENDED
                                                                   APRIL 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Sales.......................................................  $123,859    $117,679
Commission income...........................................       193         134
                                                              --------    --------
  Total revenues............................................   124,052     117,813
                                                              --------    --------
Operating costs and expenses:
  Cost of sales.............................................   107,301     108,039
  Selling, general and administrative expenses..............    15,019      15,739
  Environmental expense recovery............................      (750)         --
                                                              --------    --------
  Total operating costs and expenses........................   121,570     123,778
                                                              --------    --------
Operating income (loss).....................................     2,482      (5,965)
Other income (expense):
  Other income, net.........................................        15          32
  Interest expense, net.....................................    (5,144)     (5,251)
                                                              --------    --------
Loss before income tax provision and minority interest......    (2,647)    (11,184)
Income tax provision........................................     1,619         979
                                                              --------    --------
Loss before minority interest...............................    (4,266)    (12,163)
Minority interest...........................................        29          --
                                                              --------    --------
Net loss....................................................    (4,237)    (12,163)
Other comprehensive loss:
  Foreign currency translation adjustment...................      (698)     (1,684)
                                                              --------    --------
  Comprehensive loss........................................  $ (4,935)   $(13,847)
                                                              ========    ========

      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               APRIL 30,     JANUARY 31,
                                                                 2000           2000
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 55,246      $ 59,780
  Accounts and notes receivable, net........................      76,756        68,386
  Inventories...............................................      85,584        80,653
  Other current assets......................................      11,783        10,728
                                                                --------      --------
     Total current assets...................................     229,369       219,547
Investments in affiliates...................................       4,936         5,187
Goodwill....................................................      92,448        93,717
Property, plant and equipment, net..........................      56,780        52,545
Other assets................................................      21,063        20,390
                                                                --------      --------
     Total..................................................    $404,596      $391,386
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt and current portion of long-term debt.....    $  5,835      $  1,932
  Trade payables............................................      44,548        48,792
  Accrued expenses..........................................      33,708        30,357
  Deferred income...........................................       8,311            --
  Other current liabilities.................................       1,470         1,311
                                                                --------      --------
     Total current liabilities..............................      93,872        82,392
                                                                --------      --------
Long-term Liabilities:
  Long-term debt............................................     197,004       187,932
  Accrued pension liabilities...............................      34,282        35,890
  Environmental liabilities, net............................      30,925        31,819
  Other liabilities.........................................       6,124         6,220
                                                                --------      --------
     Total long-term liabilities............................     268,335       261,861
                                                                --------      --------
     Total liabilities......................................     362,207       344,253
                                                                --------      --------
Minority Interest...........................................         (51)          (24)
                                                                --------      --------
Shareholders' Equity:
  Additional paid-in capital................................      97,575        97,357
  Accumulated other comprehensive loss......................      (2,198)       (1,500)
  Retained deficit..........................................     (52,937)      (48,700)
                                                                --------      --------
     Total shareholders' equity.............................      42,440        47,157
                                                                --------      --------
     Total..................................................    $404,596      $391,386
                                                                ========      ========

      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 QUARTERS ENDED
                                                                   APRIL 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (4,237)   $(12,163)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................     3,342       3,301
  Gain on sale of assets....................................        (1)         (7)
  Interest accretion on Senior Discount Notes...............     2,501       2,211
  Deferred income taxes.....................................       572         580
  Other, net................................................     3,308       4,316
                                                              --------    --------
     Total..................................................     5,485      (1,762)
Change in operating assets and liabilities:
  Increase in trade receivables.............................   (10,760)    (14,782)
  (Increase) decrease in inventories........................    (3,408)     13,754
  (Increase) decrease in other current assets...............      (990)      1,024
  (Decrease) increase in trade payables and accrued
     expenses...............................................      (473)      8,076
  Restructuring payments....................................      (411)         --
  Environmental payments....................................      (686)       (713)
  Other assets and liabilities, net.........................      (837)       (924)
                                                              --------    --------
     Net cash (used in) provided by operating activities....   (12,080)      4,673
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (3,377)     (2,340)
  Proceeds from asset sales.................................     8,349          13
  Acquisitions, net of cash.................................    (8,957)         --
  Other, net................................................       (37)       (293)
                                                              --------    --------
     Net cash used in investing activities..................    (4,022)     (2,620)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings.................................     4,253       1,296
  Proceeds (repayment) of long-term debt, net...............     7,432        (392)
                                                              --------    --------
     Net cash provided by financing activities..............    11,685         904
                                                              --------    --------
Effects of exchange rate changes on cash and cash
  equivalents...............................................      (117)       (334)
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents........    (4,534)      2,623
Cash and cash equivalents -- beginning of period............    59,780      38,395
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $ 55,246    $ 41,018
                                                              ========    ========

      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation, was formed on June 10, 1998 and is owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Holdings acquired Metallurg, Inc. Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys, titanium alloys, chemicals and other metal consuming industries.

     The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg Holdings and Metallurg, (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of January 31, 2000 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

     For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the year ended January 31, 2000.

     Metallurg Holdings and Metallurg, Inc. both report on a fiscal year ending January 31. The operating subsidiaries of Metallurg, Inc. report on a calendar year ending December 31. Accordingly, the consolidated financial statements include the accounts of Metallurg Holdings and Metallurg, Inc. for the quarters ended April 30, 2000 and 1999 and of Metallurg, Inc.'s operating subsidiaries for the quarters ended March 31, 2000 and 1999. Balance sheet data at April 30, 2000 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at April 30, 2000 and of Metallurg, Inc.'s operating subsidiaries at March 31, 2000. Balance sheet data at January 31, 2000 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at January 31, 2000 and of Metallurg, Inc.'s operating subsidiaries at December 31, 1999.

     Amounts reflected on prior quarter's condensed statements of consolidated cash flows have been reclassified to conform to the current period's disclosure.

2. SEGMENTS AND RELATED INFORMATION

     Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around Metallurg's core production facilities in the U.S., the U.K. and Germany. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties. The results of Metallurg Holdings consist primarily of interest expense on the 12 3/4 Senior Discount Notes due 2008 (the "Senior Discount Notes"), amortization of goodwill and deferred costs and general overhead expenses. Such costs are reported in the segment "Other" below.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     London & Scandinavian Metallurgical Co., Ltd. and its subsidiaries (collectively "LSM") -- This unit is comprised mainly of three production facilities in the U.K. which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

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

                                                                                  INTERSEGMENT   CONSOLIDATED
                            SHIELDALLOY     LSM       GFE      EWW      OTHER     ELIMINATIONS      TOTALS
                            -----------   -------   -------   ------   --------   ------------   ------------
QUARTER ENDED APRIL 30, 2000
Revenues from external
  customers...............    $27,262     $32,104   $21,093   $3,534   $ 40,059                    $124,052
Intergroup revenues.......        773       9,795     3,105    5,507      7,521     $(26,701)            --
Income tax provision
  (benefit)...............        492         641       123      196        167           --          1,619
Net income (loss).........        708       1,349      (643)     247     (3,282)      (2,616)        (4,237)
QUARTER ENDED APRIL 30, 1999
Revenues from external
  customers...............    $31,712     $26,955   $19,950   $3,290   $ 35,906                    $117,813
Intergroup revenue........      1,029       8,653     3,652    5,437     11,282     $(30,053)            --
Income tax (benefit)
  provision...............     (1,669)        256       141      226      2,025           --            979
Net (loss) income.........     (2,704)        386    (1,083)     224    (11,812)       2,826        (12,163)

3. INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                              APRIL 30,    JANUARY 31,
                                                                2000          2000
                                                              ---------    -----------
Raw materials...............................................   $18,899       $16,222
Work in process.............................................     3,568         3,212
Finished goods..............................................    60,065        57,607
Other.......................................................     3,052         3,612
                                                               -------       -------
  Total.....................................................   $85,584       $80,653
                                                               =======       =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4. COMMITMENTS AND CONTINGENCIES

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

5. EARNINGS PER COMMON SHARE

     Earnings per share is not presented since 100% of the capital stock of Metallurg Holdings is owned by a group of private investors led by and including Safeguard International.

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

     The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which addresses principles of revenue recognition. The Company is currently evaluating the impact SAB No. 101 will have on its financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

7. SUPPLEMENTAL GUARANTOR INFORMATION

     In November 1997, Metallurg, Inc. sold $100 million principal amount of its 11% Senior Notes due 2007 (the "Senior Notes"). Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, Inc. and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE QUARTER ENDED APRIL 30, 2000
                                 (IN THOUSANDS)

                                     METALLURG, INC.     COMBINED       COMBINED
                                        ("PARENT        GUARANTOR     NON-GUARANTOR
                                        COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenues.....................                      $34,955        $106,386        $(17,289)      $124,052
                                                         -------        --------        --------       --------
Operating costs and expenses:
  Cost of sales....................                       31,841          92,989         (17,529)       107,301
  Selling, general and
     administrative expenses.......      $ 1,335           2,611           9,766              --         13,712
  Environmental expense recovery...           --            (750)             --              --           (750)
                                         -------         -------        --------        --------       --------
  Total operating costs and
     expenses......................        1,335          33,702         102,755         (17,529)       120,263
                                         -------         -------        --------        --------       --------
Operating (loss) income............       (1,335)          1,253           3,631             240          3,789
Other income (expense):
  Other (expense) income, net......           (4)             --              19              --             15
  Interest (expense) income, net...       (2,332)            162            (402)             --         (2,572)
  Equity in earnings of
     subsidiaries..................        2,856           1,708              --          (4,564)            --
                                         -------         -------        --------        --------       --------
(Loss) income before income tax
  provision and minority
  interest.........................         (815)          3,123           3,248          (4,324)         1,232
Income tax (benefit) provision.....         (460)            579           1,497              --          1,616
                                         -------         -------        --------        --------       --------
(Loss) income before minority
  interest.........................         (355)          2,544           1,751          (4,324)          (384)
Minority interest..................           --              --              29              --             29
                                         -------         -------        --------        --------       --------
Net (loss) income..................         (355)          2,544           1,780          (4,324)          (355)
Other comprehensive (loss) income:
  Foreign currency translation
     adjustment....................         (698)           (177)           (698)            875           (698)
                                         -------         -------        --------        --------       --------
  Comprehensive (loss) income......      $(1,053)        $ 2,367        $  1,082        $ (3,449)      $ (1,053)
                                         =======         =======        ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

      CONDENSED CONSOLIDATING BALANCE SHEET AT APRIL 30, 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                 METALLURG, INC.     COMBINED       COMBINED
                                    ("PARENT        GUARANTOR     NON-GUARANTOR
                                    COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents....     $ 53,359         $  1,429       $ 10,321       $ (10,913)      $ 54,196
  Accounts, notes and loans
     receivable, net...........       16,058           27,796         69,353         (36,412)        76,795
  Inventories..................           --           27,237         59,902          (1,555)        85,584
  Other current assets.........        2,557              529          8,536            (191)        11,431
                                    --------         --------       --------       ---------       --------
     Total current assets......       71,974           56,991        148,112         (49,071)       228,006
Investments -- intergroup......       80,094           49,694             --        (129,788)            --
Investments -- other...........           --            3,179          1,757              --          4,936
Property, plant and equipment,
  net..........................          910           11,911         43,959              --         56,780
Other assets...................        8,094           17,488         14,134         (21,150)        18,566
                                    --------         --------       --------       ---------       --------
     Total.....................     $161,072         $139,263       $207,962       $(200,009)      $308,288
                                    ========         ========       ========       =========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current
     portion of long-term
     debt......................                                     $ 16,748       $ (10,913)      $  5,835
  Trade payables...............     $    463         $ 30,974         50,251         (37,101)        44,587
  Accrued expenses.............        6,248            9,413         17,913              --         33,574
  Deferred income..............        8,311               --             --              --          8,311
  Other current liabilities....           --              191          1,462            (191)         1,462
                                    --------         --------       --------       ---------       --------
     Total current
       liabilities.............       15,022           40,578         86,374         (48,205)        93,769
                                    --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt...............      100,000               --         15,633              --        115,633
  Accrued pension
     liabilities...............           81            1,728         32,473              --         34,282
  Environmental liabilities,
     net.......................           --           29,249          1,676              --         30,925
  Other liabilities............       18,363               --          8,910         (21,149)         6,124
                                    --------         --------       --------       ---------       --------
     Total long-term
       liabilities.............      118,444           30,977         58,692         (21,149)       186,964
                                    --------         --------       --------       ---------       --------
     Total liabilities.........      133,466           71,555        145,066         (69,354)       280,733
                                    --------         --------       --------       ---------       --------
Minority Interest..............           --               --            (51)             --            (51)
                                    --------         --------       --------       ---------       --------
Shareholder's Equity:
  Common stock.................           50            1,227         52,191         (53,418)            50
  Additional paid-in capital...       46,399           94,460         10,327        (104,787)        46,399
  Accumulated other
     comprehensive (loss)
     income....................       (2,601)            (854)        19,134         (18,280)        (2,601)
  Retained deficit.............      (16,242)         (27,125)       (18,705)         45,830        (16,242)
                                    --------         --------       --------       ---------       --------
     Total shareholder's
       equity..................       27,606           67,708         62,947        (130,655)        27,606
                                    --------         --------       --------       ---------       --------
     Total.....................     $161,072         $139,263       $207,962       $(200,009)      $308,288
                                    ========         ========       ========       =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                      FOR THE QUARTER ENDED APRIL 30, 2000
                                 (IN THOUSANDS)

                                 METALLURG, INC.     COMBINED       COMBINED
                                    ("PARENT        GUARANTOR     NON-GUARANTOR
                                    COMPANY")      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 ---------------   ------------   -------------   ------------   ------------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES...................      $ 1,859         $ 2,698        $(13,801)       $ (2,717)      $(11,961)
                                     -------         -------        --------        --------       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant
     and equipment.............          (16)         (1,584)         (1,777)             --         (3,377)
  Proceeds from asset sales....        8,317              --              32              --          8,349
  Other, net...................           20             (30)         (8,984)             --         (8,994)
                                     -------         -------        --------        --------       --------
Net cash provided by (used in)
  investing activities.........        8,321          (1,614)        (10,729)             --         (4,022)
                                     -------         -------        --------        --------       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup repayments........       (2,248)           (219)           (250)          2,717             --
  Net short-term borrowings....           --              --           6,017          (1,764)         4,253
  Proceeds from long-term
     debt......................           --              --           7,432              --          7,432
                                     -------         -------        --------        --------       --------
Net cash (used in) provided by
  financing activities.........       (2,248)           (219)         13,199             953         11,685
                                     -------         -------        --------        --------       --------
Effects of exchange rate
  changes on cash and cash
  equivalents..................           --              --            (117)             --           (117)
                                     -------         -------        --------        --------       --------
Net increase (decrease) in cash
  and cash equivalents.........        7,932             865         (11,448)         (1,764)        (4,415)
Cash and cash equivalents --
  beginning of period..........       45,427             564          21,769          (9,149)        58,611
                                     -------         -------        --------        --------       --------
Cash and cash equivalents --
  end of period................      $53,359         $ 1,429        $ 10,321        $(10,913)      $ 54,196
                                     =======         =======        ========        ========       ========

8. INVESTMENTS

     On March 31, 2000, LSM acquired the business of Hydelko KS ("Hydelko"), a Norwegian producer of master alloys for the aluminum industry, for approximately $9.0 million.

     During April, 2000, a subsidiary of Metallurg, Inc. completed the sale of its minority interest in Solikamsk Magnesium Works ("SMW"), a Russian magnesium metal producer, for proceeds of approximately $8.3 million. Due to the one-month lag in reporting the results of subsidiaries, the resultant gain on sale of approximately $5.1 million will be recognized in the quarter ending July 31, 2000.

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

OVERVIEW

     Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and a private equity fund which is associated with Safeguard International. As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, Inc., the following discussions of the Company's results of operations relate to Metallurg, unless otherwise indicated.

     Metallurg is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of steel, aluminum, superalloys, titanium alloys, chemicals and other metal consuming industries. The industries that Metallurg supplies are cyclical.

     Steel production volume and, more recently, prices have improved in the U.S. and throughout the rest of the world. U.S. steel output is close to full capacity and worldwide stainless steel output continues to grow in a recovery that started in mid-1999. In addition, the market price of ferrovanadium, a significant product for Shieldalloy, increased from approximately $4.40 per pound at the start of 2000 to over $6.00 per pound in April 2000. The outlook for the superalloy industry is improving as its customers prepare to meet significant demand for the construction of land-based turbines during the period from 2000 through 2003, and Metallurg is seeing stronger demand for its chromium and related products. Sales of titanium alloys into the Asian chemical industry have also increased as the economic climate in that region continues to improve. Although the outlook for the aerospace sector is beginning to show signs of improvement, excess inventory, built in 1996-98 in the supply chain, continues to negatively impact our sales to the superalloy and titanium alloy industries for that sector. Steady worldwide growth in the aluminum industry continues. Production volumes of products supplied to the aluminum industry are up, pricing is now steady and margins are improving. Metallurg's acquisition of the business of Hydelko, a Norwegian producer of master alloys for the aluminum industry, will increase the company's worldwide market share significantly and complement the production capabilities of its current operations in the U.S., the U.K., Spain and Brazil.

RESULTS OF OPERATIONS -- THE QUARTER ENDED APRIL 30, 2000 COMPARED TO THE QUARTER ENDED APRIL 30, 1999

  Metallurg Holdings

     In the quarter ended April 30, 2000, Metallurg Holdings recognized a net loss of $4.2 million, which includes the consolidation of Metallurg (a loss of $0.4 million), $2.5 million of interest expense on its Senior Discount Notes and $1.3 million of amortization of acquisition, goodwill and deferred debt issuance costs.

     In the quarter ended April 30, 1999, Metallurg Holdings recognized a net loss of $12.2 million, which includes the consolidation of Metallurg (a loss of $8.5 million), $2.2 million of net interest expense on its Senior Discount Notes, $1.4 million of amortization of acquisition, goodwill and deferred debt issuance costs and $0.1 million of general overhead costs.

     As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, the following discussion of the Company's results of operations relates to Metallurg, unless otherwise indicated.

  Metallurg

     Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. It is organized geographically, having established a worldwide sales network built around the core production facilities in the U.S., the U.K. and Germany.

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

                                                                                          INTERSEGMENT   CONSOLIDATED
                                     SHIELDALLOY     LSM       GFE      EWW      OTHER    ELIMINATIONS      TOTALS
                                     -----------   -------   -------   ------   -------   ------------   ------------
QUARTER ENDED APRIL 30, 2000
Total revenues.....................    $28,035     $41,899   $24,198   $9,041   $47,580     $(26,701)      $124,052
Gross margins......................      2,468       4,999     3,357    1,059     4,628          240         16,751
Operating income (loss)............        908       2,075      (246)     438       374          240          3,789
Interest income (expense), net.....        292         (80)     (303)       5    (2,486)          --         (2,572)
Income tax provision...............        492         641       123      196       164           --          1,616
Net income (loss)..................        708       1,349      (643)     247       600       (2,616)          (355)

QUARTER ENDED APRIL 30, 1999
Total revenues.....................    $32,741     $35,608   $23,602   $8,727   $47,188     $(30,053)      $117,813
Gross margins......................     (2,635)      3,980     2,598    1,214     4,777         (160)         9,774
Operating (loss) income............     (4,808)        634      (866)     489        77         (160)        (4,634)
Interest income (expense), net.....        428           8      (277)     (39)   (3,086)          --         (2,966)
Income tax (benefit) provision.....     (1,669)        256       141      226     2,022           --            976
Net (loss) income..................     (2,704)        386    (1,083)     224    (8,193)       2,826         (8,544)

     Total Revenues

     Shieldalloy revenues were $4.7 million (14.4%) below the first quarter of 1999 due primarily to decreased sales volume and selling prices of ferrosilicon, chromium metal and low carbon ferrochrome in the quarter ended April 30, 2000. Although the recovery in domestic steel production has resulted in increased shipments of ferrovanadium during the current quarter, lower selling prices, as compared to the first quarter of 1999, offset the sales value of the increased shipments.

     LSM revenues were $6.3 million (17.7%) above the first quarter of 1999. Chromium metal sales volume increased during the quarter due, in part, to demand by superalloy producers for use in land based turbines. In addition, aluminum powder sales volumes and ferrotitanium selling prices increased in the first quarter of 2000. GfE revenues were $0.6 million (2.5%) above 1999 due primarily to increased selling prices of nickel-based alloy products. EWW revenues were marginally higher in the current quarter than in the first quarter of 1999.

     Gross Margins

     Gross margins increased from $9.8 million in the quarter ended April 30, 1999 to $16.8 million in the quarter ended April 30, 2000, an increase of 71.4%, due principally to improved profitability in ferrovanadium, ferrotitanium and chromium products. In the quarter ended April 30, 1999, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million relating to ferrovanadium. Lower production costs resulting from restructuring activities implemented in the second half of 1999, higher selling prices for ferrotitanium and increased sales volume of chromium products contributed to the increased gross margins in the current quarter.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") decreased from $14.4 million in the quarter ended April 30, 1999 to $13.7 million in the quarter ended April 30, 2000, due primarily to reduced compensation costs following reductions in staffing, partially offset by increased outside professional fee expenses. For the quarter ended April 30, 1999, SG&A represented 12.2% of Metallurg's sales compared to 11.1% for the quarter ended April 30, 2000.

     Operating Income

     Operating income of $3.8 million in the quarter ended April 30, 2000 reflects a significant improvement as compared to a loss of $4.6 million in the quarter ended April 30, 1999, due primarily to the increase in gross margins, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.8 million in the current quarter upon settlement with an insurance company relating to disputed coverage for old environmental claims.

     Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                               QUARTER      QUARTER
                                                                ENDED        ENDED
                                                              APRIL 30,    APRIL 30,
                                                                2000         1999
                                                              ---------    ---------
Interest income.............................................   $   780      $   492
Interest expense............................................    (3,352)      (3,458)
                                                               -------      -------
  Income expense, net.......................................   $(2,572)     $(2,966)
                                                               =======      =======

     Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                               QUARTER      QUARTER
                                                                ENDED        ENDED
                                                              APRIL 30,    APRIL 30,
                                                                2000         1999
                                                              ---------    ---------
Total current...............................................   $1,044        $396
Total deferred..............................................      572         580
                                                               ------        ----
  Income tax provision, net.................................   $1,616        $976
                                                               ======        ====

     The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.2 million in the quarter ended April 30, 2000; and
(iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.2 million in the quarter ended April 30, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

     Net Income

     Metallurg recognised a net loss of $0.4 million for the quarter ended April 30, 2000 compared to a net loss of $8.5 million for the quarter ended April 30, 1999. The improvement in 2000 resulted primarily from increased gross margins.

LIQUIDITY AND FINANCIAL RESOURCES

  General

     The Company's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, the Company had $55.2 million of cash and cash equivalents at April 30, 2000. The Company believes that these sources are sufficient to fund the current and anticipated future requirements through at least January 31, 2001.

     At April 30, 2000, the Company had working capital of $135.5 million, as compared to $137.2 million at January 31, 2000. For the first quarter of 2000, the Company's use of $12.1 million in cash for operations resulted primarily from the increase in trade receivables and inventory. In April 2000, Metallurg, Inc. received cash proceeds of $8.3 million upon the sale of a minority interest in SMW owned by one of Metallurg, Inc.'s operating subsidiaries. Due to the one-month lag in reporting the results of its subsidiaries, the resultant gain on sale has been deferred until the second quarter of 2000, when the sale was completed. On March 31, 2000, LSM acquired the business of Hydelko, a Norwegian producer of master alloys for the aluminum industry, for approximately $9.0 million. LSM utilized existing cash balances and loan facilities to effect the purchase.

  Credit Facilities and Other Financing Arrangements

     Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus
2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million (approximately $10.0 million) of financing to certain of its German subsidiaries, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At April 30, 2000, no loans were outstanding in the U.S. or Germany under this facility, however, $24.2 million of letters of credit were outstanding in the U.S.

     In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At April 30, 2000, there were $4.7 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

     Metallurg invested $3.4 million in capital expenditures during the first quarter of 2000. Capital expenditures are expected to total approximately $25 million in 2000. Although Metallurg has budgeted these items in 2000, Metallurg has not yet committed to complete all of these projects, some of which remain contingent on senior management approval and other conditions. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

     American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities", states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first quarter of 2000, Metallurg expended $0.7 million for environmental remediation.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of April 30, 2000, had a remaining estimated cost of completion of $34.2 million. Of this amount, approximately $2.6 million is expected to be expended in the last three quarters of 2000, $5.6 million in 2001 and $8.4 million in 2002. In addition, Metallurg estimates it will make expenditures of $3.4 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.7 million is expected to be expended in the last three quarters of 2000 and $0.5 million in 2001.

        ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Refer to the Market Risk and Risk Management Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 31, 2000, which is incorporated by reference herein.

                          PART II -- OTHER INFORMATION

                   ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

          27. Financial Data Schedule

        (b) REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 14, 2000 on its behalf by the undersigned thereunto duly authorized.

                                          METALLURG HOLDINGS, INC.

                                          /s/ ARTHUR R. SPECTOR
                                          --------------------------------------
                                          Arthur R. Spector
                                          Executive Vice President
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)