Form 10-Q
period 2000-07-31
METALLURG HOLDINGS INC
filed 2000-09-13
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM                 TO

                            METALLURG HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                23-2967577

         (STATE OF ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

        400 THE SAFEGUARD BUILDING                     (610) 293-0838
           435 DEVON PARK DRIVE               (REGISTRANT'S TELEPHONE NUMBER
        WAYNE, PENNSYLVANIA 19087                    INCLUDING AREA CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

There are no common equity securities of the registrant outstanding. At September 13, 2000, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES



                                      INDEX


                                                                                        PAGE NO.
                                                                                        -------
Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

              Condensed Statements of Consolidated Operations
                 for the Quarters and the Two Quarters Ended July 31, 2000 and 1999...       3

              Condensed Consolidated Balance Sheets
                 at July 31, 2000 and January 31, 2000 ...............................       4

              Condensed Statements of Consolidated Cash Flows
                 for the Two Quarters Ended July 31, 2000 and 1999 ...................       5

              Notes to Condensed Unaudited Consolidated Financial Statements .........    6-14

         Item 2 - Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ....................................   15-22

         Item 3 - Quantitative and Qualitative Disclosure of Market Risk .............      23

Part II. OTHER INFORMATION:

         Item 6.(a) EXHIBITS .........................................................      24

         Item 6.(b) REPORT ON FORM 8-K ...............................................      24

         Signature Page ..............................................................      25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                 QUARTERS ENDED                TWO QUARTERS ENDED
                                                                     JULY 31,                       JULY 31,
                                                           -------------------------       -------------------------
                                                              2000            1999            2000            1999
                                                           ---------       ---------       ---------       ---------

Sales ..............................................       $132,098        $115,897        $255,957        $233,576
Commission income ..................................            110             155             303             289
                                                           --------        --------        --------        --------
    Total revenues .................................        132,208         116,052         256,260         233,865
                                                           --------        --------        --------        --------

Operating costs and expenses:
    Cost of sales ..................................        113,230         100,765         220,531         208,804
    Selling, general and administrative expenses ...         15,678          15,401          30,697          31,140
    Environmental expense recovery .................           --            (5,501)           (750)         (5,501)
    Restructuring charges ..........................           --             4,386            --             4,386
                                                           --------        --------        --------        --------
    Total operating costs and expenses .............        128,908         115,051         250,478         238,829
                                                           --------        --------        --------        --------

Operating income (loss) ............................          3,300           1,001           5,782          (4,964)

Other income (expense):
    Other income (expense), net ....................          5,335             (27)          5,350               5
    Interest expense, net ..........................         (5,373)         (5,069)        (10,517)        (10,320)
                                                           --------        --------        --------        --------

Profit (loss) before income tax provision and
  minority interest ................................          3,262          (4,095)            615         (15,279)
Income tax provision ...............................          1,882           1,771           3,501           2,750
                                                           --------        --------        --------        --------

Profit (loss) before minority interest .............          1,380          (5,866)         (2,886)        (18,029)
Minority interest ..................................             28            --                57            --
                                                           --------         -------        --------        --------
Net profit (loss) ..................................          1,408          (5,866)         (2,829)        (18,029)

Other comprehensive loss:
    Foreign currency translation adjustment ........         (2,428)           (737)         (3,126)         (2,421)
                                                           --------        --------        --------        --------
    Comprehensive loss .............................       $ (1,020)       $ (6,603)       $ (5,955)       $(20,450)
                                                           ========        ========        ========        ========



       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  JULY 31,      JANUARY 31,
                                                                    2000           2000
                                                               ---------       ---------
                                                                (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents ................................   $  47,787       $  59,780
    Accounts and notes receivable, net .......................      79,537          68,386
    Inventories ..............................................      89,527          80,653
    Other current assets .....................................      15,488          10,728
                                                                 ---------       ---------
         Total current assets ................................     232,339         219,547
Goodwill .....................................................      91,178          93,717
Property, plant and equipment, net ...........................      59,325          52,545
Other assets .................................................      21,570          25,577
                                                                 ---------       ---------
         Total ...............................................   $ 404,412       $ 391,386
                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term debt and current portion of long-term debt ....   $  11,981       $   1,932
    Trade payables ...........................................      44,996          48,792
    Accrued expenses .........................................      30,692          30,357
    Other current liabilities ................................       4,527           1,311
                                                                 ---------       ---------
         Total current liabilities ...........................      92,196          82,392
                                                                 ---------       ---------

Long-term Liabilities:
    Long-term debt ...........................................     199,173         187,932
    Accrued pension liabilities ..............................      34,162          35,890
    Environmental liabilities, net ...........................      30,541          31,819
    Other liabilities ........................................       5,942           6,220
                                                                 ---------       ---------
         Total long-term liabilities .........................     269,818         261,861
                                                                 ---------       ---------

         Total liabilities ...................................     362,014         344,253
                                                                 ---------       ---------

Minority Interest ............................................         819             (24)
                                                                 ---------       ---------

Shareholders' Equity:
    Additional paid-in capital ...............................      97,734          97,357
    Accumulated other comprehensive loss .....................      (4,626)         (1,500)
    Retained deficit .........................................     (51,529)        (48,700)
                                                                 ---------       ---------
         Total shareholders' equity ..........................      41,579          47,157
                                                                 ---------       ---------

         Total ...............................................   $ 404,412       $ 391,386
                                                                 =========       =========


       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                         TWO QUARTERS ENDED
                                                                              JULY 31,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................      $ (2,829)      $(18,029)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization ................................         6,869          6,702
  (Gain) loss on sale of assets ................................        (5,133)             3
  Interest accretion on Senior Discount Notes ..................         5,028          4,443
  Deferred income taxes ........................................         1,354          1,100
  Provision for restructuring costs ............................          --            4,386
  Other, net ...................................................         4,914          3,773
                                                                      --------       --------
    Total ......................................................        10,203          2,378

Change in operating assets and liabilities:
  Increase in trade receivables ................................       (10,413)        (7,599)
  (Increase) decrease  in inventories ..........................        (8,336)        16,680
  Increase in other current assets .............................        (4,605)        (2,243)
  Increase in trade payables and accrued expenses ..............         3,460         13,306
  Restructuring payments .......................................        (1,431)          --
  Environmental payments .......................................        (1,014)        (1,817)
  Other assets and liabilities, net ............................        (7,593)        (7,389)
                                                                      --------       --------
    Net cash (used in) provided by operating activities ........       (19,729)        13,316
                                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...................        (8,735)        (5,089)
  Proceeds from asset sales ....................................         8,354             35
  Acquisitions, net of cash ....................................        (9,392)          --
  Other, net ...................................................            41             63
                                                                      --------       --------
    Net cash used in investing activities ......................        (9,732)        (4,991)
                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings ....................................         9,882            117
  Proceeds (repayment) of long-term debt, net ..................         7,362           (524)
  Minority interest contribution ...............................           676           --
                                                                      --------       --------
    Net cash provided by (used in) financing activities ........        17,920           (407)
                                                                      --------       --------

Effects of exchange rate changes on cash and cash equivalents ..          (452)          (589)
                                                                      --------       --------
Net (decrease) increase in cash and cash equivalents ...........       (11,993)         7,329
Cash and cash equivalents - beginning of period ................        59,780         38,395
                                                                      --------       --------
Cash and cash equivalents - end of period ......................      $ 47,787       $ 45,724
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

                  Metallurg Holdings and Metallurg, Inc. both report on a fiscal year ending January 31. The operating subsidiaries of Metallurg, Inc. report on a calendar year ending December 31. Accordingly, the consolidated financial statements include the accounts of Metallurg Holdings and Metallurg, Inc. for the two quarters ended July 31, 2000 and 1999 and of Metallurg, Inc.'s operating subsidiaries for the two quarters ended June 30, 2000 and 1999. Balance sheet data at July 31, 2000 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at July 31, 2000 and of Metallurg, Inc.'s operating subsidiaries at June 30, 2000. Balance sheet data at January 31, 2000 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at January 31, 2000 and of Metallurg, Inc.'s operating subsidiaries at December 31, 1999.

                  Amounts reflected in the 1999 condensed statements of consolidated cash flows have been reclassed to conform to the current period's disclosure.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


2.       SEGMENTS AND RELATED INFORMATION

                  Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around Metallurg's core production facilities in the U.S., the U.K. and Germany. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties. The results of Metallurg Holdings consist primarily of interest expense on the 12-3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"), amortization of goodwill and deferred costs and general overhead expenses. Such costs are reported in the segment "Other" below.

         Reportable Segments

                  Shieldalloy Metallurgical Corporation ("Shieldalloy") - This unit is comprised of two production facilities in the U.S. The New Jersey plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, metal powders for the welding industry and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium based chemicals used mostly in the steel and petrochemical industries.

                  London & Scandinavian Metallurgical Co., Ltd. and its subsidiaries (collectively "LSM") - This unit is comprised mainly of three production facilities in the U.K. and one in Norway which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries.

                  Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively "GfE") - This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, steel, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

                  Elektrowerk Weisweiler GmbH ("EWW") - This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

                  In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


2.       SEGMENTS AND RELATED INFORMATION (CONTINUED)


                                                                                                        INTERSEGMENT    CONSOLIDATED
                                   SHIELDALLOY      LSM          GfE           EWW          OTHER       ELIMINATIONS       TOTALS
                                   -----------   ---------    ---------     ---------     ---------     ------------    ------------
QUARTER ENDED JULY 31, 2000
Revenues from external
   customers ..............        $31,824       $34,924      $22,432       $ 3,446       $39,582                       $132,208
Intergroup revenues .......          1,251        12,705        3,558         6,298         7,880       $(31,692)          --
Income tax provision ......            390           369          250           505           368           --             1,882
Net income ................            576         1,082           50           315         8,276         (8,891)          1,408

QUARTER ENDED JULY 31, 1999
Revenues from external
   customers ..............        $27,706       $26,500      $16,593       $ 2,958       $42,295                       $116,052
Intergroup revenues .......          1,039         9,628        4,370         5,114         9,955       $(30,106)          --
Income tax provision
   (benefit) ..............          2,235           251          131           223        (1,069)          --             1,771
Net income (loss) .........          4,336           858       (4,834)       (1,001)       (5,744)           519          (5,866)


                                                                                                        INTERSEGMENT    CONSOLIDATED
                                   SHIELDALLOY      LSM          GfE           EWW          OTHER       ELIMINATIONS       TOTALS
                                   -----------   ---------    ---------     ---------     ---------     ------------    ------------
TWO QUARTERS ENDED JULY 31, 2000
Revenues from external
   customers ...................   $59,086       $67,028      $43,525       $ 6,977       $79,644                       $256,260
Intergroup revenues ............     2,024        22,500        6,663        11,808        15,398       $(58,393)          --
Income tax provision ...........       882         1,010          373           701           535            --            3,501
Net income (loss) ..............     1,284         2,431         (593)          562         4,994         (11,507)        (2,829)

TWO QUARTERS ENDED JULY 31, 1999
Revenues from external
   customers ...................   $59,418       $53,455      $36,543       $ 6,248       $78,201                       $233,865
Intergroup revenues ............     2,068        18,281        8,022        10,551        21,237       $(60,159)           --
Income tax provision ...........       566           507          272           449           956            --            2,750
Net income (loss) ..............     1,632         1,244       (5,917)         (777)      (17,556)         3,345         (18,029)

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

3.       INVENTORIES

                  Inventories, net of reserves, consist of the following (in thousands):

                                 JULY 31,      JANUARY 31,
                                   2000            2000
                                 -------         -------
         Raw materials .....     $16,975         $16,222
         Work in process ...       3,518           3,212
         Finished goods ....      66,290          57,607
         Other .............       2,744           3,612
                                 -------         -------
            Total ..........     $89,527         $80,653
                                 =======         =======


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

                  The Securities and Exchange Commission has issued Staff Accounting Bulletin ("SAB") No. 101 which addresses principles of revenue recognition. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


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

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                       FOR THE QUARTER ENDED JULY 31, 2000
                                 (IN THOUSANDS)


                                         METALLURG, INC.      COMBINED           COMBINED
                                           ("PARENT          GUARANTOR         NON-GUARANTOR
                                           COMPANY")        SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                           ---------        ------------        ------------       ------------      ------------

Total revenues ......................                         $  41,923          $ 110,297          $ (20,012)         $ 132,208
                                                              ---------          ---------          ---------          ---------
Operating costs and expenses:
   Cost of sales ....................                            37,190             95,976            (19,936)           113,230
   Selling, general and
      administrative expenses .......      $   1,731              3,045              9,628               --               14,404
                                           ---------          ---------          ---------          ---------          ---------
   Total operating costs and
      expenses ......................          1,731             40,235            105,604            (19,936)           127,634
                                           ---------          ---------          ---------          ---------          ---------
Operating (loss) income .............         (1,731)             1,688              4,693                (76)             4,574

Other income (expense):
   Other  income, net ...............           --                5,128                207               --                5,335
   Interest (expense) income, net ...         (2,332)               291               (736)              --               (2,777)
   Equity in earnings of
      subsidiaries ..................          8,815              2,126               --              (10,941)              --
                                           ---------          ---------          ---------          ---------          ---------
Income before income tax (benefit)
   provision and minority interest ..          4,752              9,233              4,164            (11,017)             7,132
Income tax (benefit) provision ......           (533)               789              1,619               --                1,875
                                           ---------          ---------          ---------          ---------          ---------
Income before minority interest .....          5,285              8,444              2,545            (11,017)             5,257
Minority interest ...................           --                 --                   28               --                   28
                                           ---------          ---------          ---------          ---------          ---------
Net income ..........................          5,285              8,444              2,573            (11,017)             5,285

Other comprehensive loss:
   Foreign currency translation
     adjustment .....................         (2,428)            (2,418)            (2,428)             4,846             (2,428)
                                           ---------          ---------          ---------          ---------          ---------
    Comprehensive income ............      $   2,857          $   6,026          $     145          $  (6,171)         $   2,857
                                           =========          =========          =========          =========          =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

7.       SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR THE TWO QUARTERS ENDED JULY 31, 2000
                                 (IN THOUSANDS)


                                         METALLURG, INC.      COMBINED           COMBINED
                                           ("PARENT           GUARANTOR       NON-GUARANTOR
                                           COMPANY")        SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                           ---------        ------------       ------------       ------------       ------------

Total revenues ......................                         $  76,878          $ 216,683          $ (37,301)         $ 256,260
                                                              ---------          ---------          ---------          ---------
Operating costs and expenses:
   Cost of sales ....................                            69,031            188,965            (37,465)           220,531
   Selling, general and
      administrative expenses .......      $   3,066              5,656             19,394               --               28,116
   Environmental expense recovery ...           --                 (750)              --                 --                 (750)
                                           ---------          ---------          ---------          ---------          ---------
   Total operating costs and
      expenses ......................          3,066             73,937            208,359            (37,465)           247,897
                                           ---------          ---------          ---------          ---------          ---------
Operating (loss) income .............         (3,066)             2,941              8,324                164              8,363

Other (expense) income:
   Other (expense) income, net ......             (4)             5,128                226               --                5,350
   Interest (expense) income, net ...         (4,664)               453             (1,138)              --               (5,349)
   Equity in earnings of
      subsidiaries ..................         11,671              3,834               --              (15,505)              --
                                           ---------          ---------          ---------          ---------          ---------
Income before income tax (benefit)
   provision and minority interest ..          3,937             12,356              7,412            (15,341)             8,364
Income tax (benefit) provision ......           (993)             1,368              3,116               --                3,491
                                           ---------          ---------          ---------          ---------          ---------
Income before minority interest .....          4,930             10,988              4,296            (15,341)             4,873
Minority interest ...................           --                 --                   57               --                   57
                                           ---------          ---------          ---------          ---------          ---------
Net income ..........................          4,930             10,988              4,353            (15,341)             4,930

Other comprehensive loss:
   Foreign currency translation
     adjustment .....................         (3,126)            (2,595)            (3,126)             5,721             (3,126)
                                           ---------          ---------          ---------          ---------          ---------
    Comprehensive income ............      $   1,804          $   8,393          $   1,227          $  (9,620)         $   1,804
                                           =========          =========          =========          =========          =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

7.       SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

       CONDENSED CONSOLIDATING BALANCE SHEET AT JULY 31, 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                          METALLURG, INC.       COMBINED           COMBINED
                                             ("PARENT           GUARANTOR       NON-GUARANTOR
                                             COMPANY")        SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                             ---------        ------------       ------------       ------------       ------------

ASSETS
Current Assets:
   Cash and cash equivalents .......         $  43,608          $     931          $  13,776          $ (11,527)         $  46,788
   Accounts, notes and loans
      receivable, net ..............            13,415             28,640             67,166            (29,668)            79,553
   Inventories .....................              --               32,092             59,066             (1,631)            89,527
   Other current assets ............             3,046                696             11,981               (582)            15,141
                                             ---------          ---------          ---------          ---------          ---------
       Total current assets ........            60,069             62,359            151,989            (43,408)           231,009
Investments - intergroup ...........            87,146             50,174               --             (137,320)              --
Property, plant and
   equipment, net ..................               874             12,405             46,046               --               59,325
Other assets .......................             7,371             17,466             15,342            (21,019)            19,160
                                             ---------          ---------          ---------          ---------          ---------
      Total ........................         $ 155,460          $ 142,404          $ 213,377          $(201,747)         $ 309,494
                                             =========          =========          =========          =========          =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current
     portion of long-term debt .....                                               $  23,508          $ (11,527)         $  11,981
   Trade payables ..................         $   2,558          $  26,301             45,809            (29,672)            44,996
   Accrued expenses ................             3,836             10,162             16,634               --               30,632
   Other current liabilities .......              --                  582              4,524               (582)             4,524
                                             ---------          ---------          ---------          ---------          ---------
      Total current liabilities ....             6,394             37,045             90,475            (41,781)            92,133
                                             ---------          ---------          ---------          ---------          ---------
Long-term Liabilities:
   Long-term debt ..................           100,000               --               15,275               --              115,275
   Accrued pension liabilities .....                81              1,700             32,381               --               34,162
   Environmental liabilities, net ..              --               28,960              1,581               --               30,541
   Other liabilities ...............            18,363               --                8,595            (21,016)             5,942
                                             ---------          ---------          ---------          ---------          ---------
      Total long-term liabilities ..           118,444             30,660             57,832            (21,016)           185,920
                                             ---------          ---------          ---------          ---------          ---------
      Total liabilities ............           124,838             67,705            148,307            (62,797)           278,053
                                             ---------          ---------          ---------          ---------          ---------
Minority Interest ..................              --                 --                  819               --                  819
                                             ---------          ---------          ---------          ---------          ---------

Shareholder's Equity:
   Common stock ....................                50              1,227             52,191            (53,418)                50
   Additional paid-in capital ......            46,558             94,460             11,927           (106,387)            46,558
   Accumulated other compre-
      hensive (loss) income ........            (5,029)            (3,272)            16,706            (13,434)            (5,029)
   Retained deficit ................           (10,957)           (17,716)           (16,573)            34,289            (10,957)
                                             ---------          ---------          ---------          ---------          ---------
      Total shareholder's equity ...            30,622             74,699             64,251           (138,950)            30,622
                                             ---------          ---------          ---------          ---------          ---------
      Total ........................         $ 155,460          $ 142,404          $ 213,377          $(201,747)         $ 309,494
                                             =========          =========          =========          =========          =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

7.       SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE TWO QUARTERS ENDED JULY 31, 2000
                                 (IN THOUSANDS)

                                              METALLURG, INC.      COMBINED         COMBINED
                                                 ("PARENT          GUARANTOR     NON-GUARANTOR
                                                 COMPANY")       SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                 ---------       ------------     ------------       ------------      ------------

NET CASH FLOWS FROM
   OPERATING ACTIVITIES ................         $ (3,001)         $ (3,439)         $(11,524)         $ (1,595)         $(19,559)
                                                 --------          --------          --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
     equipment .........................              (44)           (2,371)           (6,320)             --              (8,735)
   Proceeds from asset sales ...........               30             8,277                47              --               8,354
   Other, net ..........................               41              --              (9,392)             --              (9,351)
                                                 --------          --------          --------          --------          --------
Net cash provided by (used in) investing
   activities ..........................               27             5,906           (15,665)             --              (9,732)
                                                 --------          --------          --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Intergroup borrowings (repayments) ..              565            (2,100)             (709)            2,244              --
   Net short-term borrowings ...........             --                --              12,909            (3,027)            9,882
   Proceeds from long-term debt ........             --                --               7,362              --               7,362
   Minority interest contribution ......             --                --                 676              --                 676
   Intergroup dividends ................              590              --                (590)             --                --
                                                 --------          --------          --------          --------          --------
Net cash provided by (used in) financing
   activities ..........................            1,155            (2,100)           19,648              (783)           17,920
                                                 --------          --------          --------          --------          --------

Effects of exchange rate changes on cash
   and cash equivalents ................             --                --                (452)             --                (452)
                                                 --------          --------          --------          --------          --------

Net (decrease) increase in cash and cash
   equivalents .........................           (1,819)              367            (7,993)           (2,378)          (11,823)
Cash and cash equivalents -
   beginning of period .................           45,427               564            21,769            (9,149)           58,611
                                                 --------          --------          --------          --------          --------
Cash and cash equivalents -
   end of period .......................         $ 43,608          $    931          $ 13,776          $(11,527)         $ 46,788
                                                 ========          ========          ========          ========          ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


8.       INVESTMENTS

                  On March 31, 2000, LSM acquired the business of Hydelko KS ("Hydelko"), a Norwegian producer of master alloys for the aluminum industry, for approximately $9.0 million.

                  During April 2000, a subsidiary of Metallurg, Inc. completed the sale of its minority interest in Solikamsk Magnesium Works ("SMW"), a Russian magnesium metal producer, for proceeds of approximately $8.3 million and a pre-tax gain on sale of approximately $5.1 million.

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

         Steel production volume continued to improve in the U.S. and throughout the rest of the world. U.S. steel output increased further during the second quarter, although softness developed at the end of the quarter and has continued through the summer. Worldwide, crude steel production has increased more than 10% compared to last year. Worldwide stainless steel output continued to grow in a recovery that started in mid-1999. The superalloy industry continued to improve as its customers met demand for the construction of land-based turbines with Metallurg seeing improved demand for its chromium and related products. Although the outlook for the aerospace sector is stable, sales to the superalloy and titanium alloy industries for that sector began to show signs of improvement as excess inventories built in prior years are expected to be substantially reduced by the end of 2000, especially in Europe and Asia. Steady worldwide growth in the aluminum industry continued. Volumes of products supplied to the aluminum industry have continued to increase and the acquisition of the business of Hydelko, a Norwegian producer of master alloys for the aluminum industry, has increased the company's worldwide market share and production capabilities.

RESULTS OF OPERATIONS - THE QUARTER ENDED JULY 31, 2000 COMPARED TO THE QUARTER ENDED JULY 31, 1999

Metallurg Holdings

         In the quarter ended July 31, 2000, Metallurg Holdings recognized net income of $1.4 million, which includes the consolidation of Metallurg (income of $5.3 million), $2.5 million of interest expense on its Senior Discount Notes and $1.4 million of amortization of acquisition, goodwill and deferred debt issuance costs.

         In the quarter ended July 31, 1999, Metallurg Holdings recognized a net loss of $5.9 million, which includes the consolidation of Metallurg (a loss of $2.4 million), $2.2 million of net interest expense on its Senior Discount Notes and $1.3 million of amortization of acquisition, goodwill and deferred debt issuance costs.

         As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, the following discussion of the Company's results of operations for the quarter ended July 31, 2000 compared to the quarter ended July 31, 1999 relates to Metallurg, unless otherwise indicated.

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

                                                                                                      Intersegment    Consolidated
                               Shieldalloy       LSM           GfE           EWW          Other       Eliminations       Totals
                               -----------    ---------     ---------     ---------     ---------     ------------    ------------
QUARTER ENDED JULY 31, 2000
Total revenues ............     $  33,075     $  47,629     $  25,990     $   9,744     $  47,462      $ (31,692)      $ 132,208
Gross margins .............         3,465         4,492         4,318         1,310         5,469            (76)         18,978
Operating income ..........           691         1,650           613           812           884            (76)          4,574
Interest income
    (expense), net ........           275          (374)         (360)            8        (2,326)            --          (2,777)
Income tax provision ......           390           369           250           505           361             --           1,875
Net income ................           576         1,082            50           315        12,153         (8,891)          5,285

QUARTER ENDED JULY 31, 1999
Total revenues ............     $  28,745     $  36,128     $  20,963     $   8,072     $  52,250      $ (30,106)      $ 116,052
Gross margins .............         2,430         4,315         2,081           911         4,890            660          15,287
Environmental expense
    recovery ..............        (5,501)           --            --            --            --             --          (5,501)
Restructuring charges .....            --            --         3,385         1,001            --             --           4,386
Operating income (loss) ...         6,023         1,101        (4,738)         (733)           23            660           2,336
Interest income
    (expense), net ........           564             8          (278)          (45)       (3,143)            --          (2,894)
Income tax provision
    (benefit) .............         2,235           251           131           223        (1,071)            --           1,769
Net income (loss) .........         4,336           858        (4,834)       (1,001)       (2,232)           519          (2,354)

Total Revenues

         Shieldalloy revenues were $4.3 million (15%) above the second quarter of 1999 due primarily to increased sales volumes of products supplied to the steel industry in the quarter ended July 31, 2000. LSM revenues were $11.5 million (32%) above the second quarter of 1999. Approximately one-half of this increase was due to the Hydelko acquisition in March 2000. In addition, aluminum powder sales volumes and ferrotitanium selling prices increased in the second quarter of 2000. GfE revenues were $5.0 million (24%) above 1999 due primarily to higher selling prices of nickel-based products and increased sales volumes of columbium and vanadium based products. EWW revenues were $1.7 million (21%) above the second quarter of 1999 due to increased sales volumes of low carbon ferrochrome.

Gross Margins

         Gross margins increased from $15.3 million in the quarter ended July 31, 1999 to $19.0 million in the quarter ended July 31, 2000, an increase of 24%, due principally to improved profitability in vanadium products, low carbon ferrochrome and tantalum products. Increased production volumes and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the improved gross margins.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") increased from $14.1 million in the quarter ended July 31, 1999 to $14.4 million in the quarter ended July 31, 2000. Reduced compensation costs following reductions in staffing were offset by increased outside professional fee expenses. For the quarter ended July 31, 2000, SG&A represented 10.9% of Metallurg's sales compared to 12.1% for the quarter ended July 31, 1999.

Operating Income

         Operating income of $4.6 million in the quarter ended July 31, 2000 reflects a significant improvement as compared to $2.3 million in the quarter ended July 31, 1999, due primarily to the increase in gross margins, discussed above. Additionally, 1999 included income of $5.5 million relating to an environmental expense recovery and $4.4 million of restructuring charges relating to Metallurg's German operations.

Interest Expense, Net

         Interest expense, net, is as follows (in thousands):



                                        Quarter Ended
                                           July 31,
                                     -------------------
                                       2000        1999
                                     -------     -------
       Interest income ..........    $   883     $   995
       Interest expense .........     (3,660)     (3,889)
                                     -------     -------
          Interest expense, net..    $(2,777)    $(2,894)
                                     =======     =======


Income Tax Provision

         Income tax provision, net of tax benefits, is as follows (in thousands):


                                          Quarter Ended
                                             July 31,
                                         ----------------
                                          2000      1999
                                         ------    ------
       Total current ................    $1,093    $1,249
       Total deferred ...............       782       520
                                         ------    ------
          Income tax provision, net..    $1,875    $1,769
                                         ======    ======

         The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance;
(iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.5 million in the quarter ended July 31, 2000; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.2 million in the quarter ended July 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income

         Metallurg recognized net income of $5.3 million for the quarter ended July 31, 2000 compared to a net loss of $2.4 million for the quarter ended July 31, 1999. The improvement in 2000 resulted primarily from increased gross margins and a pre-tax gain of approximately $5.1 million upon the sale of a minority interest in SMW, a Russian magnesium metal producer.

  RESULTS OF OPERATIONS - THE TWO QUARTERS ENDED JULY 31, 2000 COMPARED TO THE
                        TWO QUARTERS ENDED JULY 31, 1999

Metallurg Holdings

         In the two quarters ended July 31, 2000, Metallurg Holdings recognized a net loss of $2.8 million, which includes the consolidation of Metallurg (income of $4.9 million), $5.0 million of interest expense on its Senior Discount Notes and $2.7 million of amortization of acquisition, goodwill and deferred debt issuance costs.

         In the two quarters ended July 31, 1999, Metallurg Holdings recognized a net loss of $18.0 million, which includes the consolidation of Metallurg (a loss of $10.9 million), $4.4 million of net interest expense on its Senior Discount Notes and $2.7 million of amortization of acquisition, goodwill and deferred debt issuance costs.

         As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, the following discussion of the Company's results of operations for the two quarters ended July 31, 2000 compared to the two quarters ended July 31, 1999 relates to Metallurg, unless otherwise indicated.

Metallurg

                                                                                                        Intersegment   Consolidated
                                   Shieldalloy       LSM           GfE           EWW          Other     Eliminations      Totals
                                   -----------    ---------     ---------     ---------     ---------    -----------   ------------
TWO QUARTERS ENDED JULY 31, 2000
Total revenues .................    $  61,110     $  89,528     $  50,188     $  18,785     $  95,042     $ (58,393)    $ 256,260
Gross margins ..................        5,933         9,491         7,675         2,369        10,097           164        35,729
Environmental expense
  recovery .....................         (750)           --            --            --            --            --          (750)
Operating income ...............        1,599         3,725           367         1,250         1,258           164         8,363
Interest income
  (expense), net ...............          567          (454)         (663)           13        (4,812)           --        (5,349)
Income tax provision ...........          882         1,010           373           701           525            --         3,491
Net income (loss) ..............        1,284         2,431          (593)          562        12,753       (11,507)        4,930

TWO QUARTERS ENDED JULY 31, 1999
Total revenues .................    $  61,486     $  71,736     $  44,565     $  16,799     $  99,438     $ (60,159)    $ 233,865
Gross margins ..................         (205)        8,295         4,679         2,125         9,667           500        25,061
Environmental expense
  recovery .....................       (5,501)           --            --            --            --            --        (5,501)
Restructuring charges ..........           --            --         3,385         1,001            --            --         4,386
Operating income (loss) ........        1,215         1,735        (5,604)         (244)          100           500        (2,298)
Interest income
  (expense), net ...............          992            16          (555)          (84)       (6,229)           --        (5,860)
Income tax provision ...........          566           507           272           449           951            --         2,745
Net income (loss) ..............        1,632         1,244        (5,917)         (777)      (10,425)        3,345       (10,898)

Total Revenues

         Shieldalloy revenues were virtually unchanged in the current year from the first two quarters of 1999. Increased sales volumes of ferrocolumbium were offset by lower sales volumes of ferrosilicon and lower selling prices of chromium metal and low carbon ferrochrome. LSM revenues were $17.8 million (25%) above the first two quarters of 1999. Approximately $5.5 million of the increase resulted from the acquisition of Hydelko on March 31, 2000. In addition, aluminum powder sales volumes and ferrotitanium selling prices increased in 2000. GfE revenues were $5.6 million (13%) above 1999 due primarily to increased selling prices of nickel-based products and increased sales volumes of columbium and vanadium based products. EWW revenues were $2.0 million (12%) higher in the current year than in the first two quarters of 1999 due primarily to increased sales volumes of low carbon ferrochrome.

Gross Margins

         Gross margins increased from $25.1 million in the two quarters ended July 31, 1999 to $35.7 million in the two quarters ended July 31, 2000, an increase of 43%, due principally to improved profitability in ferrovanadium, low carbon ferrochrome and tantalum products. In the first quarter of 1999, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million related to ferrovanadium. Increased production volumes and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the increased gross margins in the current year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") decreased from $28.5 million in the two quarters ended July 31, 1999 to $28.1 million in the two quarters ended July 31, 2000. Reduced compensation costs following reductions in staffing were partially offset by increased outside professional fee expenses. For the two quarters ended July 31, 2000, SG&A represented 11.0% of Metallurg's sales compared to 12.2% for the two quarters ended July 31, 1999.

Operating Income

         Operating income of $8.4 million in the two quarters ended July 31, 2000 reflects a significant improvement as compared to a loss of $2.3 million in the two quarters ended July 31, 1999, due primarily to the increase in gross margins, discussed above.

Interest Expense, Net

         Interest expense, net, is as follows (in thousands):



                                         Two Quarters Ended
                                              July 31,
                                       ---------------------
                                         2000          1999
                                       -------       -------

       Interest income ..........      $ 1,663       $ 1,487
       Interest expense .........       (7,012)       (7,347)
                                       -------       -------
          Interest expense, net..      $(5,349)      $(5,860)
                                       =======       =======

Income Tax Provision

         Income tax provision, net of tax benefits, is as follows (in thousands):



                                           Two Quarters Ended
                                                July 31,
                                           ------------------
                                            2000        1999
                                           ------      ------

       Total current ................      $2,137      $1,645
       Total deferred ...............       1,354       1,100
                                           ------      ------
          Income tax provision, net..      $3,491      $2,745
                                           ======      ======


         The differences between the statutory Federal income tax rate and the Company's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance;
(iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.7 million in the two quarters ended July 31, 2000; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.4 million in the two quarters ended July 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income

         Metallurg recognized net income of $4.9 million for the two quarters ended July 31, 2000 compared to a net loss of $10.9 million for the two quarters ended July 31, 1999. The improvement in 2000 resulted primarily from increased gross margins and the gain on sale of SMW.

LIQUIDITY AND FINANCIAL RESOURCES

General

         The Company's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, the Company had $47.8 million of cash and cash equivalents at July 31, 2000. The Company believes that these sources, together with cash and cash equivalents at July 31, 2000, are sufficient to fund the current and anticipated future requirements through at least January 31, 2001.

         At July 31, 2000, the Company had working capital of $140.1 million, as compared to $137.2 million at January 31, 2000. For the first two quarters of 2000, the Company's use of $19.8 million in cash for operations resulted primarily from the increase in trade receivables and inventory. In April 2000, Metallurg, Inc. received cash proceeds of $8.3 million upon the sale of a minority interest in SMW owned by one of Metallurg, Inc.'s operating subsidiaries. On March 31, 2000, LSM acquired the business of Hydelko for approximately $9.0 million. LSM utilized existing cash balances and loan facilities to effect the purchase.

Credit Facilities and Other Financing Arrangements

         Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million (approximately $10.0 million) of financing to certain of

Metallurg's German subsidiaries, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At July 31, 2000, $1.6 million of loans were outstanding in Germany and $23.7 million of letters of credit were outstanding in the U.S.

         In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At July 31, 2000, there were $9.2 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

         Metallurg invested $8.7 million in capital expenditures during the first two quarters of 2000. Capital expenditures are expected to total approximately $25 million in 2000. Although Metallurg has budgeted these items in 2000, some projects remain contingent on senior management approval and the actual timing of expenditure may extend into 2001. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

         American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities", states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first half of 2000, Metallurg expended $1.0 million for environmental remediation.

         In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of July 31, 2000, had a remaining estimated cost of completion of $34.0 million. Of this amount, an immaterial amount is expected to be expended in the second half of 2000, $5.6 million in 2001 and $8.4 million in 2002. In addition, Metallurg estimates it will make expenditures of $3.3 million with respect to environmental remediation at its foreign facilities. Of this amount, approximately $0.3 million is expected to be expended in the second half of 2000 and $0.5 million in 2001.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


         Refer to the Market Risk and Risk Management Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 31, 2000, which is incorporated by reference herein.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



         (a)      EXHIBITS

                  27. Financial Data Schedule


         (b)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on September 13, 2000 on its behalf by the undersigned thereunto duly authorized.


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