Form 10-Q
period 2000-10-31
METALLURG HOLDINGS INC
filed 2000-12-11
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE TRANSITION PERIOD FROM                TO

                            METALLURG HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                                        23-2967577

        (STATE OF ORGANIZATION)                                     (I.R.S. EMPLOYER IDENTIFICATION NO.)


              BUILDING 400                                                     (610) 293-0838
          435 DEVON PARK DRIVE                              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
       WAYNE, PENNSYLVANIA 19087
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   [X]         No    [ ]

There are no common equity securities of the registrant outstanding. At December 11, 2000, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES


                                      INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
Part I.    FINANCIAL INFORMATION:

           Item 1 - Financial Statements (Unaudited)

                Condensed Statements of Consolidated Operations
                   for the Quarters and the Three Quarters Ended October 31, 2000 and 1999 ..........      3

                Condensed Consolidated Balance Sheets
                   at October 31, 2000 and January 31, 2000 .........................................      4

                Condensed Statements of Consolidated Cash Flows
                   for the Three Quarters Ended October 31, 2000 and 1999 ...........................      5

                Notes to Condensed Unaudited Consolidated Financial Statements ......................   6-14

           Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations .......................................................  15-22

           Item 3 - Quantitative and Qualitative Disclosure of Market Risk ..........................     23

Part II.   OTHER INFORMATION:

           Item 6. (a)    EXHIBITS ..................................................................     24

           Item 6. (b)    REPORTS ON FORM 8-K .......................................................     24

           Signature Page ...........................................................................     25


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     QUARTERS ENDED              THREE QUARTERS ENDED
                                                                       OCTOBER 31,                     OCTOBER 31,
                                                                -------------------------       -------------------------
                                                                   2000           1999            2000            1999
                                                                ---------       ---------       ---------       ---------
Sales ....................................................      $ 116,983       $ 113,103       $ 372,940       $ 346,679
Commission income ........................................            183             155             486             444
                                                                ---------       ---------       ---------       ---------
        Total revenues ...................................        117,166         113,258         373,426         347,123
                                                                ---------       ---------       ---------       ---------

Operating costs and expenses:
        Cost of sales ....................................        101,697          99,570         322,228         308,374
        Selling, general and administrative expenses .....         14,712          14,994          45,409          46,134
        Environmental expense recovery ...................              -               -            (750)         (5,501)
        Restructuring charges ............................              -               -               -           4,386
                                                                ---------       ---------       ---------       ---------
        Total operating costs and expenses ...............        116,409         114,564         366,887         353,393
                                                                ---------       ---------       ---------       ---------

Operating income (loss) ..................................            757          (1,306)          6,539          (6,270)

Other income (expense):
        Other income (expense), net ......................            135             (16)          5,485             (11)
        Interest expense, net ............................         (4,927)         (4,721)        (15,444)        (15,041)
                                                                ---------       ---------       ---------       ---------

Loss before income tax provision,
   minority interest and extraordinary item ..............         (4,035)         (6,043)         (3,420)        (21,322)
Income tax provision .....................................          1,205             746           4,706           3,496
                                                                ---------       ---------       ---------       ---------

Loss before minority interest and
   extraordinary item ....................................         (5,240)         (6,789)         (8,126)        (24,818)
Minority interest ........................................            104               -             161               -
                                                                ---------       ---------       ---------       ---------
Loss before extraordinary item ...........................         (5,136)         (6,789)         (7,965)        (24,818)
Extraordinary item, net ..................................         32,649               -          32,649               -
                                                                ---------       ---------       ---------       ---------
Net income (loss) ........................................         27,513          (6,789)         24,684         (24,818)

Other comprehensive (loss) income:
        Foreign currency translation adjustment ..........         (1,472)          2,048          (4,598)           (373)
                                                                ---------       ---------       ---------       ---------
        Comprehensive income (loss) ......................      $  26,041       $  (4,741)      $  20,086       $ (25,191)
                                                                =========       =========       =========       =========

       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        OCTOBER 31,        JANUARY 31,
                                                                           2000               2000
                                                                        -----------        ----------
                                                                        (Unaudited)
ASSETS
Current Assets:
        Cash and cash equivalents ...............................        $  30,664         $  59,780
        Accounts and notes receivable, net ......................           69,575            68,386
        Inventories .............................................           91,167            80,653
        Other current assets ....................................           13,366            10,728
                                                                         ---------         ---------
               Total current assets .............................          204,772           219,547
Goodwill ........................................................           89,909            93,717
Property, plant and equipment, net ..............................           59,086            52,545
Other assets ....................................................           21,330            25,577
                                                                         ---------         ---------
               Total ............................................        $ 375,097         $ 391,386
                                                                         =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Short-term debt and current portion of long-term debt ...        $   6,369         $   1,932
        Trade payables ..........................................           49,041            48,792
        Accrued expenses ........................................           33,886            30,357
        Other current liabilities ...............................            2,805             1,311
                                                                         ---------         ---------
               Total current liabilities ........................           92,101            82,392
                                                                         ---------         ---------

Long-term Liabilities:
        Long-term debt ..........................................          146,484           187,932
        Accrued pension liabilities .............................           31,757            35,890
        Environmental liabilities, net ..........................           29,844            31,819
        Other liabilities .......................................            6,518             6,220
                                                                         ---------         ---------
               Total long-term liabilities ......................          214,603           261,861
                                                                         ---------         ---------
               Total liabilities ................................          306,704           344,253
                                                                         ---------         ---------

Minority Interest ...............................................              670               (24)
                                                                         ---------         ---------

Shareholders' Equity:
        Additional paid-in capital ..............................           97,837            97,357
        Accumulated other comprehensive loss ....................           (6,098)           (1,500)
        Retained deficit ........................................          (24,016)          (48,700)
                                                                         ---------         ---------
               Total shareholders' equity .......................           67,723            47,157
                                                                         ---------         ---------
               Total ............................................        $ 375,097         $ 391,386
                                                                         =========         =========


       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE QUARTERS ENDED
                                                                                      OCTOBER 31,
                                                                              ---------------------------
                                                                                 2000             1999
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................        $  24,684         $ (24,818)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
  Depreciation and amortization ......................................           10,529            10,266
  (Gain) loss on sale of assets ......................................           (5,161)               16
  Interest accretion on Senior Discount Notes ........................            7,409             6,794
  Deferred income taxes ..............................................            1,825             1,311
  Provision for restructuring costs ..................................                -             4,386
  Extraordinary item .................................................          (32,724)                -
                                                                              ---------         ---------
    Total ............................................................            6,562            (2,045)

Change in operating assets and liabilities:
  Increase in trade receivables ......................................             (893)           (6,022)
  (Increase) decrease in inventories .................................          (12,371)           21,112
  (Increase) decrease in other current assets ........................           (3,561)            2,392
  Increase in trade payables and accrued expenses ....................            4,447            13,457
  Restructuring payments .............................................           (1,510)                -
  Environmental payments .............................................           (1,889)           (2,132)
  Other assets and liabilities, net ..................................            2,338            (3,295)
                                                                              ---------         ---------
    Net cash (used in) provided by operating activities ..............           (6,877)           23,467
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .........................          (12,356)           (9,373)
  Proceeds from asset sales ..........................................            8,417                42
  Acquisitions, net of cash ..........................................          (11,196)                -
  Other, net .........................................................               62               (61)
                                                                              ---------         ---------
    Net cash used in investing activities ............................          (15,073)           (9,392)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings (repayments) .............................            5,877            (1,680)
  Proceeds (repayment) of long-term debt, net ........................            6,915              (874)
  Metallurg, Inc. purchase of Senior Discount Notes ..................          (19,714)                -
  Minority interest contribution .....................................              676                 -
                                                                              ---------         ---------
    Net cash used in financing activities ............................           (6,246)           (2,554)
                                                                              ---------         ---------

Effects of exchange rate changes on cash and cash equivalents ........             (920)             (333)
                                                                              ---------         ---------
Net (decrease) increase in cash and cash equivalents .................          (29,116)           11,188
Cash and cash equivalents - beginning of period ......................           59,780            38,395
                                                                              ---------         ---------
Cash and cash equivalents - end of period ............................        $  30,664         $  49,583
                                                                              =========         =========


       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

    Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation, was formed on June 10, 1998 and is owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Holdings acquired Metallurg, Inc. Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high quality metal alloys and specialty metals used by manufacturers of aluminum, superalloys, titanium alloys, steel and chemicals and other metal consuming industries.

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

    Metallurg Holdings and Metallurg, Inc. both report on a fiscal year ending January 31. The operating subsidiaries of Metallurg, Inc. report on a calendar year ending December 31. Accordingly, the three quarters ended October 31, 2000 and 1999 include operating results of Metallurg Holdings and Metallurg, Inc. for the nine months ended October 31, 2000 and 1999 and worldwide operating results for the nine months ended September 30, 2000 and 1999. Balance sheet data at October 31, 2000 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at October 31, 2000 and of Metallurg, Inc.'s subsidiaries at September 30, 2000. Balance sheet data at January 31, 2000 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at January 31, 2000 and of Metallurg, Inc.'s subsidiaries at December 31, 1999. See "Note 10. Subsequent Event - Change in Fiscal Year".

    Amounts reflected in the 1999 condensed statement of consolidated cash flows have been reclassed to conform to the current period's disclosure.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


2.  SEGMENTS AND RELATED INFORMATION

    Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. Metallurg is organized geographically, having established a worldwide sales network built around Metallurg's core production facilities in the U.S., the U.K. and Germany. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties. The results of Metallurg Holdings consist primarily of interest expense on the 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"), amortization of goodwill and deferred costs and general overhead expenses. Such costs are reported in the segment "Other" below.

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

    London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively "LSM") - This unit is comprised mainly of three production facilities in the U.K. which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder consuming industries. On March 31, 2000, LSM acquired the business of Hydelko KS ("Hydelko"), a Norwegian producer of master alloys for the aluminum industry.

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

    Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments. There have been no material changes in segment assets from the amounts disclosed in the last annual report.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


2. SEGMENTS AND RELATED INFORMATION (CONTINUED)

                                                                                                      INTERSEGMENT   CONSOLIDATED
                                        SHIELDALLOY     LSM          GfE         EWW         OTHER    ELIMINATIONS         TOTALS
                                        -----------   --------     -------     -------      --------  ------------   ------------
QUARTER ENDED OCTOBER 31, 2000
Revenues from external
   customers ........................      $ 28,608   $ 30,647    $ 19,191    $  3,023     $ 35,697                      $117,166
Intergroup revenues .................           951      8,649       3,059       4,556        8,467      $(25,682)              -
Income tax (benefit) provision ......          (224)       327          22         146          934             -           1,205
Extraordinary item, net .............             -          -           -           -       32,649             -          32,649
Net (loss) income ...................          (314)       391          96         276       28,128        (1,064)         27,513

QUARTER ENDED OCTOBER 31, 1999
Revenues from external
   customers ........................      $ 29,978   $ 25,685    $ 16,959    $  2,779     $ 37,857                      $113,258
Intergroup revenues .................         1,387      7,135       2,252       3,862        6,010      $(20,646)              -
Income tax provision (benefit) ......           403       (145)         11        (115)         592             -             746
Net income (loss) ...................           598       (340)        290        (116)      (7,080)         (141)         (6,789)



                                                                                                      INTERSEGMENT   CONSOLIDATED
                                        SHIELDALLOY     LSM          GfE         EWW        OTHER     ELIMINATIONS         TOTALS
                                        -----------   --------    --------     -------     --------   ------------   ------------
THREE QUARTERS ENDED OCTOBER 31, 2000
Revenues from external
   customers ........................      $ 87,694   $ 97,675    $ 62,716    $ 10,000     $115,341                      $373,426
Intergroup revenues .................         2,975     31,149       9,722      16,364       23,865      $(84,075)              -
Environmental expense recovery ......          (750)         -           -           -            -             -            (750)
Income tax provision ................           658      1,337         395         847        1,469             -           4,706
Extraordinary item, net .............             -          -           -           -       32,649             -          32,649
Net income (loss) ...................           970      2,822        (497)        838       33,122       (12,571)         24,684

THREE QUARTERS ENDED OCTOBER 31, 1999
Revenues from external
   customers ........................      $ 89,396   $ 79,140    $ 53,502    $  9,027     $116,058                      $347,123
Intergroup revenues .................         3,455     25,416      10,274      14,413       27,247      $(80,805)              -
Environmental expense recovery ......        (5,501)         -           -           -            -             -          (5,501)
Restructuring charge ................             -          -       3,385       1,001            -             -           4,386
Income tax provision ................           969        362         283         334        1,548             -           3,496
Net income (loss) ...................         2,230        904      (5,627)       (893)     (24,636)        3,204         (24,818)

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

3. INVENTORIES

    Inventories, net of reserves, consist of the following (in thousands):

                               OCTOBER 31,    JANUARY 31,
                                  2000           2000
                               -----------    -----------
Raw materials ...........        $18,498        $16,222
Work in process .........          3,036          3,212
Finished goods ..........         66,383         57,607
Other ...................          3,250          3,612
                                 -------        -------
   Total ................        $91,167        $80,653
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

   The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulletin ("SAB") No. 101 which addresses principles of revenue recognition. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial statements for the year ending December 31, 2000.

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

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                     FOR THE QUARTER ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)

                                         METALLURG, INC.    COMBINED         COMBINED
                                           ("PARENT        GUARANTOR       NON-GUARANTOR
                                           COMPANY")      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                        ----------------  ------------     -------------    ------------     ------------
Total revenues ......................                       $  36,890        $  96,233        $ (15,957)       $ 117,166
                                                            ---------        ---------        ---------        ---------
Operating costs and expenses:
   Cost of sales ....................                          33,746           83,688          (15,737)         101,697
   Selling, general and
      administrative expenses .......      $   1,599            2,837            8,976                -           13,412
                                           ---------        ---------        ---------        ---------        ---------
   Total operating costs and
      expenses ......................          1,599           36,583           92,664          (15,737)         115,109
                                           ---------        ---------        ---------        ---------        ---------
Operating (loss) income .............         (1,599)             307            3,569             (220)           2,057

Other income (expense):
   Other income, net ................              5                -              130                -              135
   Interest (expense) income, net ...         (1,926)             205             (778)               -           (2,499)
   Equity in earnings of
      subsidiaries ..................            844            1,266                -           (2,110)               -
                                           ---------        ---------        ---------        ---------        ---------
(Loss) income before income tax
   provision and minority interest ..         (2,676)           1,778            2,921           (2,330)            (307)
Income tax (benefit) provision ......         (1,273)           1,270            1,203                -            1,200
                                           ---------        ---------        ---------        ---------        ---------
(Loss) income before minority
   interest .........................         (1,403)             508            1,718           (2,330)          (1,507)
Minority interest ...................              -                -              104                -              104
                                           ---------        ---------        ---------        ---------        ---------
Net (loss) income ...................         (1,403)             508            1,822           (2,330)          (1,403)

Other comprehensive loss:
   Foreign currency translation
     adjustment .....................         (1,472)            (683)          (1,472)           2,155           (1,472)
                                           ---------        ---------        ---------        ---------        ---------
    Comprehensive (loss) income .....      $  (2,875)       $    (175)       $     350        $    (175)       $  (2,875)
                                           =========        =========        =========        =========        =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)

7. SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE QUARTERS ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)

                                          METALLURG, INC.    COMBINED          COMBINED
                                            ("PARENT         GUARANTOR       NON-GUARANTOR
                                            COMPANY")       SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                          ---------------   ------------     -------------    ------------     ------------
Total revenues .......................                        $ 113,768        $ 312,916        $ (53,258)       $ 373,426
                                                              ---------        ---------        ---------        ---------
Operating costs and expenses:
   Cost of sales .....................                          102,777          272,653          (53,202)         322,228
   Selling, general and
      administrative expenses ........       $   4,665            8,493           28,370                -           41,528
   Environmental expense recovery ....               -             (750)               -                -             (750)
                                             ---------        ---------        ---------        ---------        ---------
   Total operating costs and
      expenses .......................           4,665          110,520          301,023          (53,202)         363,006
                                             ---------        ---------        ---------        ---------        ---------
Operating (loss) income ..............          (4,665)           3,248           11,893              (56)          10,420
Other income (expense):
   Other income, net .................               1            5,128              356                -            5,485
   Interest (expense) income, net ....          (6,590)             658           (1,916)               -           (7,848)
   Equity in earnings of
      subsidiaries ...................          12,515            5,100                -          (17,615)               -
                                             ---------        ---------        ---------        ---------        ---------
Income before income tax
   provision and minority interest ...           1,261           14,134           10,333          (17,671)           8,057
Income tax (benefit) provision .......          (2,266)           2,638            4,319                -            4,691
                                             ---------        ---------        ---------        ---------        ---------
Income before minority
   interest ..........................           3,527           11,496            6,014          (17,671)           3,366
Minority interest ....................               -                -              161                -              161
                                             ---------        ---------        ---------        ---------        ---------
Net income ...........................           3,527           11,496            6,175          (17,671)           3,527

Other comprehensive loss:
   Foreign currency translation
     adjustment ......................          (4,598)          (3,278)          (4,598)           7,876           (4,598)
                                             ---------        ---------        ---------        ---------        ---------
    Comprehensive (loss) income ......       $  (1,071)       $   8,218        $   1,577        $  (9,795)       $  (1,071)
                                             =========        =========        =========        =========        =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


7.  SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)

      CONDENSED CONSOLIDATING BALANCE SHEET AT OCTOBER 31, 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                          METALLURG, INC.    COMBINED         COMBINED
                                            ("PARENT        GUARANTOR      NON-GUARANTOR
                                            COMPANY")      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                          --------------   ------------    -------------     ------------     ------------
ASSETS
Current Assets:
   Cash and cash equivalents ........       $  24,985        $     853        $  14,949        $ (11,056)       $  29,731
   Accounts, notes and loans
      receivable, net ...............          16,912           23,668           60,829          (31,814)          69,595
   Inventories ......................               -           37,086           55,932           (1,851)          91,167
   Other current assets .............           3,761            1,457            9,997           (1,999)          13,216
                                            ---------        ---------        ---------        ---------        ---------
       Total current assets .........          45,658           63,064          141,707          (46,720)         203,709
Investments - intergroup ............          87,109           50,855                -         (137,964)               -
Property, plant and
   equipment, net ...................             829           13,000           45,257                -           59,086
Other assets ........................           7,109           17,451           16,652          (20,751)          20,461
                                            ---------        ---------        ---------        ---------        ---------
      Total .........................       $ 140,705        $ 144,370        $ 203,616        $(205,435)       $ 283,256
                                            =========        =========        =========        =========        =========


Current Liabilities:
   Short-term debt and current
     portion of long-term debt ......                                         $  17,425        $ (11,056)       $   6,369
   Trade payables ...................       $   7,401        $  27,291           46,163          (31,814)          49,041
   Accrued expenses .................           6,770           10,129           16,880                -           33,779
   Other current liabilities ........               -            1,999            2,802           (1,999)           2,802
                                            ---------        ---------        ---------        ---------        ---------
      Total current liabilities .....          14,171           39,419           83,270          (44,869)          91,991
                                            ---------        ---------        ---------        ---------        ---------
Long-term Liabilities:
   Long-term debt ...................         100,000                -           14,340                -          114,340
   Accrued pension liabilities ......              35            1,663           30,059                -           31,757
   Environmental liabilities, net ...               -           28,173            1,671                -           29,844
   Other liabilities ................          18,363                -            8,907          (20,752)           6,518
                                            ---------        ---------        ---------        ---------        ---------
      Total long-term liabilities ...         118,398           29,836           54,977          (20,752)         182,459
                                            ---------        ---------        ---------        ---------        ---------
      Total liabilities .............         132,569           69,255          138,247          (65,621)         274,450
                                            ---------        ---------        ---------        ---------        ---------
Minority Interest ...................               -                -              670                -              670
                                            ---------        ---------        ---------        ---------        ---------

Shareholder's Equity:
   Common stock .....................              50            1,227           52,191          (53,418)              50
   Due from parent company ..........         (19,714)               -                -                -          (19,714)
   Additional paid-in capital .......          46,661           94,460           11,927         (106,387)          46,661
   Accumulated other compre-
      hensive (loss) income .........          (6,501)          (3,955)          15,234          (11,279)          (6,501)
   Retained deficit .................         (12,360)         (16,617)         (14,653)          31,270          (12,360)
                                            ---------        ---------        ---------        ---------        ---------
      Total shareholder's equity ....           8,136           75,115           64,699         (139,814)           8,136
                                            ---------        ---------        ---------        ---------        ---------
      Total .........................       $ 140,705        $ 144,370        $ 203,616        $(205,435)       $ 283,256
                                            =========        =========        =========        =========        =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (CONTINUED)


7.  SUPPLEMENTAL GUARANTOR INFORMATION - (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE QUARTERS ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)

                                                 METALLURG, INC.   COMBINED        COMBINED
                                                    ("PARENT       GUARANTOR     NON-GUARANTOR
                                                    COMPANY")     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ---------------  ------------   -------------    ------------    ------------
NET CASH FLOWS FROM
   OPERATING ACTIVITIES .....................       $ (4,888)       $ (7,925)       $    169        $  6,003        $ (6,641)
                                                    --------        --------        --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
     equipment ..............................            (59)         (3,306)         (8,991)              -         (12,356)
   Proceeds from asset sales ................             48           8,277              92               -           8,417
   Acquisitions, net of cash ................              -               -         (11,196)              -         (11,196)
   Other, net ...............................             62               -               -               -              62
                                                    --------        --------        --------        --------        --------
Net cash provided by (used in) investing
   activities ...............................             51           4,971         (20,095)              -         (15,073)
                                                    --------        --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Intergroup borrowings (repayments)........          3,519           3,243            (759)         (6,003)              -
   Net short-term borrowings ................              -               -           7,784          (1,907)          5,877
   Proceeds from long-term debt .............              -               -           6,915               -           6,915
   Purchase of parent company debt ..........        (19,714)              -               -               -         (19,714)
   Minority interest contribution ...........              -               -             676               -             676
   Dividends received (paid) ................            590               -            (590)              -               -
                                                    --------        --------        --------        --------        --------
Net cash (used in) provided by financing
   activities ...............................        (15,605)          3,243          14,026          (7,910)         (6,246)
                                                    --------        --------        --------        --------        --------

Effects of exchange rate changes on cash
   and cash equivalents .....................              -               -            (920)              -            (920)
                                                    --------        --------        --------        --------        --------

Net (decrease) increase in cash and cash
   equivalents ..............................        (20,442)            289          (6,820)         (1,907)        (28,880)
Cash and cash equivalents -
   beginning of period ......................         45,427             564          21,769          (9,149)         58,611
                                                    --------        --------        --------        --------        --------
Cash and cash equivalents -
   end of period ............................       $ 24,985        $    853        $ 14,949        $(11,056)       $ 29,731
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

            During April, 2000, a subsidiary of Metallurg, Inc. completed the sale of its minority interest in Solikamsk Magnesium Works ("SMW"), a Russian magnesium metal producer, for proceeds of approximately $8.3 million resulting in a gain on sale of approximately $5.1 million.

            On September 29, 2000, LSM acquired the ferrotitanium business of Willan-Wogen Alloys Limited ("Willan-Wogen"), for approximately $1.7 million.


        9.  PURCHASE OF SENIOR DISCOUNT NOTES

            On October 17, 2000, Metallurg, Inc. completed the purchase of approximately $76.1 million in face amount of the Senior Discount Notes of Metallurg Holdings, its parent company, for approximately $19.7 million in cash. The Senior Discount Notes were purchased on the open market in several separately negotiated transactions. Consent to the transaction from Metallurg, Inc.'s bank group under its Amended and Restated Loan Agreement, dated October 29, 1999, had been previously obtained. The purchased Senior Discount Notes had a book value on that date of approximately $54.0 million. On a consolidated basis, the Company wrote off approximately $1.7 million of related deferred issuance costs and recognized an extraordinary gain on the extinguishment of debt of $32.6 million, net of nil tax due to statutory exemption.

        10. SUBSEQUENT EVENT - CHANGE IN FISCAL YEAR

            On November 13, 2000, Metallurg Holdings' Board of Directors approved a change in the company's fiscal year-end, from January 31 to December 31, to be effective beginning December 31, 2000. The report on Form 10-K covering the fiscal year ended December 31, 2000 (the transition period) will include the results of Metallurg Holdings and Metallurg, Inc., both parent holding companies, for the eleven months ended December 31, 2000 and, consistent with current reporting practice, the results of Metallurg Inc.'s operating subsidiaries for the twelve month period ended December 31, 2000, and will be filed in accordance with the SEC filing requirements.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include, but are not limited to, the cyclical nature of Metallurg's business, Metallurg's dependence on foreign customers (particularly customers in Europe), the economic strength of Metallurg's markets generally and particularly the strength of the demand of the aluminum, superalloy, titanium alloy, iron and steel industries in those markets, the accuracy of Metallurg's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

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

     Metallurg is a leading international producer and seller of high quality metal alloys and specialty metals used by manufacturers of aluminum, superalloys, titanium alloys, steel and chemicals and in other metal consuming industries. The industries that Metallurg supplies are cyclical.

     Steady growth in the aluminum industry continued throughout much of the world and Metallurg's sales of products continued to increase in Europe, Asia and South America. In recent months, however, U.S. consumption of aluminum has tended to decline such as in the construction and transport sectors, and at the same time, U.S. primary aluminum production has declined in response to higher cost and lower availability of power. As a result, demand for Metallurg's products has weakened in the U.S. The acquisition of Hydelko, a Norwegian producer of master alloys for the aluminum industry has increased Metallurg's worldwide market share and production capability.

     The superalloy industry remained strong as its customers continued to meet heavy U.S. demand for power generation equipment. In addition, the demand for aerospace materials began to gather pace as the excess inventories built up in the late 1990's finally appear to have been substantially consumed. Metallurg has thus seen strong demand for its chromium and related products, and a notable rise in sales of master alloys to the titanium industry, particularly in Europe.

     Worldwide steel production increased steadily over the past 12-18 months, but a slowdown that began in the U.S. in the second quarter of 2000 has gathered pace and spread to many other parts of the world. Sales volume of ferrovanadium in the U.S. remained steady but prices declined due to falling customer demand and stronger pressure from imports.

RESULTS OF OPERATIONS - THE QUARTER ENDED OCTOBER 31, 2000 COMPARED TO THE QUARTER ENDED OCTOBER 31, 1999

Metallurg Holdings

     In the quarter ended October 31, 2000, the Company recognized net income of $27.5 million, which includes an extraordinary net gain of $32.6 million on the extinguishment of certain Senior Discount Notes and the writteoff of related deferred issuance costs, the consolidation of Metallurg (loss of $1.4 million), $2.4 million of interest expense on its Senior Discount Notes and $1.3 million of amortization of acquisition, goodwill and deferred debt issuance costs.

     In the quarter ended October 31, 1999, Metallurg Holdings recognized a net loss of $6.8 million, which includes the consolidation of Metallurg (a loss of $3.0 million), $2.4 million of net interest expense on its Senior Discount Notes and $1.4 million of amortization of acquisition, goodwill and deferred debt issuance costs.

     As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, the following discussion of the Company's results of operations for the quarter ended October 31, 2000 compared to the quarter ended October 31, 1999 relates to Metallurg, unless otherwise indicated.

Metallurg

     Metallurg operates in one significant industry segment, the manufacture and sale of ferrous and non-ferrous metals and alloys. It is organized geographically, having established a worldwide sales network built around the core production facilities in the U.S., the U.K. and Germany.

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules. Metallurg does not allocate general corporate overhead expenses to operating segments. There have been no material changes in segment assets from the amounts disclosed in the last annual report.

                                                                                                         INTERSEGMENT  CONSOLIDATED
                                      SHIELDALLOY       LSM           GfE          EWW         OTHER     ELIMINATIONS     TOTALS
                                      -----------    ---------     ---------     ---------   ---------   ------------  ------------
QUARTER ENDED OCTOBER 31, 2000
Total revenues ...................     $ 29,559      $ 39,296      $ 22,250      $  7,579    $ 44,164      $(25,682)     $117,166
Gross margins ....................        1,890         3,862         3,650           844       5,443          (220)       15,469
Operating (loss) income ..........         (687)        1,048           341           403       1,172          (220)        2,057
Interest income  (expense), net ..          149          (354)         (351)           19      (1,962)            -        (2,499)
Income tax (benefit) provision ...         (224)          327            22           146         929             -         1,200
Net (loss) income ................         (314)          391            96           276        (788)       (1,064)       (1,403)

QUARTER ENDED OCTOBER 31, 1999
Total revenues ...................     $ 31,365      $ 32,820      $ 19,211      $  6,641    $ 43,867      $(20,646)     $113,258
Gross margins ....................        2,311         2,889         3,477           314       3,894           803        13,688
Operating income (loss) ..........          298          (491)          149          (233)       (494)          803            32
Interest income  (expense), net ..          704             6          (177)          (10)     (2,821)            -        (2,298)
Income tax provision (benefit) ...          403          (145)           11          (115)        589             -           743
Net income (loss) ................          598          (340)          290          (116)     (3,316)         (141)       (3,025)


Total Revenues

     Shieldalloy revenues were $1.8 million (6%) below the third quarter of 1999 due primarily to lower sales volumes of products to the aluminum industry in the quarter ended October 31, 2000. LSM revenues were $6.5 million (20%) above the third quarter of 1999. Approximately one-half of this increase was due to the Hydelko acquisition in March 2000. In addition, nickel boron and aluminum powder sales volumes increased in the third quarter of 2000. GfE revenues were $3.0 million (16%) above 1999 due primarily to higher selling prices of nickel-based and columbium-based products. EWW revenues were $0.9 million (14%) above the third quarter of 1999 due to increased sales volumes of low carbon ferrochrome.

Gross Margins

     Gross margins increased from $13.7 million (12.1% of total revenues) in the quarter ended October 31, 1999 to $15.5 million (13.2% of total revenues) in the quarter ended October 31, 2000, an increase of 13%, due principally to improved profitability in vanadium products, aluminum powder and tantalum products. Increased production volumes and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the improved gross margins.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") decreased from $13.7 million in the quarter ended October 31, 1999 to $13.4 million in the quarter ended October 31, 2000. Reduced compensation costs following reductions in staffing were partially offset by increased outside professional fee expenses. For the quarter ended October 31, 2000, SG&A represented 11.4% of total revenues compared to 12.1% for the quarter ended October 31, 1999.

Operating Income

     Operating income of $2.1 million in the quarter ended October 31, 2000 reflects a significant improvement as compared to breakeven results for the quarter ended October 31, 1999, due primarily to the increase in gross margins, discussed above.

Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                Quarter Ended
                                                  October 31,
                                           ------------------------
                                             2000            1999
                                           -------         -------
Interest income ...................        $ 1,124         $   788
Interest expense ..................         (3,623)         (3,086)
                                           -------         -------
   Interest expense, net ..........        $(2,499)        $(2,298)
                                           =======         =======

Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                Quarter Ended
                                                  October 31,
                                           ------------------------
                                             2000            1999
                                           -------         -------
Total current ..........................   $   729         $   537
Total deferred .........................       471             206
                                           -------         -------
   Income tax provision, net ...........   $ 1,200         $   743
                                           =======         =======

     The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.2 million in the quarter ended October 31, 2000; and
(iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.1 million in the quarter ended October 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income

     Metallurg recognized a net loss of $1.4 million for the quarter ended October 31, 2000 compared to a net loss of $3.0 million for the quarter ended October 31, 1999. The improvement in 2000 resulted primarily from increased gross margins, discussed above.


RESULTS OF OPERATIONS - THE THREE QUARTERS ENDED OCTOBER 31, 2000 COMPARED TO THE THREE QUARTERS ENDED OCTOBER 31, 1999

Metallurg Holdings

     In the three quarters ended October 31, 2000, the Company recognized net income of $24.7 million, which includes an extraordinary net gain of $32.6 million on the extinguishment of certain Senior Discount Notes and the write off of related deferred issuance costs, the consolidation of Metallurg (income of $3.5 million), $7.4 million of interest expense on its Senior Discount Notes and $4.0 million of amortization of acquisition, goodwill and deferred debt issuance costs.

     In the three quarters ended October 31, 1999, Metallurg Holdings recognized a net loss of $24.8 million, which includes the consolidation of Metallurg (a loss of $13.9 million), $6.8 million of net interest expense on its Senior Discount Notes and $4.1 million of amortization of acquisition, goodwill and deferred debt issuance costs.

     As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, the following discussion of the Company's results of operations for the three quarters ended October 31, 2000 compared to the three quarters ended October 31, 1999 relates to Metallurg, unless otherwise indicated.


Metallurg

                                                                                                          INTERSEGMENT  CONSOLIDATED
                                           SHIELDALLOY      LSM          GfE          EWW        OTHER    ELIMINATIONS    TOTALS
                                           -----------   ---------    ---------    ---------   ---------  ------------  -----------
THREE QUARTERS ENDED OCTOBER 31, 2000
Total revenues .........................    $ 90,669     $128,824     $ 72,438     $ 26,364     $139,206     $(84,075)    $373,426
Gross margins ..........................       7,823       13,353       11,325        3,213       15,540          (56)      51,198
Environmental expense recovery .........        (750)           -            -            -            -            -         (750)
Operating income .......................         912        4,773          708        1,653        2,430          (56)      10,420
Interest income (expense), net .........         716         (808)      (1,014)          32       (6,774)           -       (7,848)
Income tax provision ...................         658        1,337          395          847        1,454            -        4,691
Net income (loss) ......................         970        2,822         (497)         838       11,965      (12,571)       3,527

THREE QUARTERS ENDED OCTOBER 31, 1999
Total revenues .........................    $ 92,851     $104,556     $ 63,776     $ 23,440     $143,305     $(80,805)    $347,123
Gross margins ..........................       2,106       11,184        8,156        2,439       13,561        1,303       38,749
Environmental expense recovery .........      (5,501)           -            -            -            -            -       (5,501)
Restructuring charges ..................           -            -        3,385        1,001            -            -        4,386
Operating income (loss) ................       1,513        1,244       (5,455)        (477)        (394)       1,303       (2,266)
Interest income (expense), net .........       1,696           22         (732)         (94)      (9,050)           -       (8,158)
Income tax provision ...................         969          362          283          334        1,540            -        3,488
Net income (loss) ......................       2,230          904       (5,627)        (893)     (13,741)       3,204      (13,923)

Total Revenues

     Shieldalloy revenues were $2.2 million (2%) lower than the first three quarters of 1999. Increased sales volumes of columbium alloys were more than offset by lower sales volumes and selling prices of aluminum, silicon and chrome products. LSM revenues were $24.3 million (23%) above the first three quarters of 1999. Approximately $8.8 million of the increase resulted from the acquisition of Hydelko on March 31, 2000. In addition, aluminum powder sales volumes and ferrotitanium selling prices increased in 2000. GfE revenues were $8.7 million (14%) above 1999 due primarily to increased selling prices of nickel-based products and increased sales volumes of columbium-based products. EWW revenues were $2.9 million (12%) higher in the current year than in the first three quarters of 1999 due primarily to increased sales volumes of low carbon ferrochrome.

Gross Margins

     Gross margins increased from $38.7 million (11.2% of total revenues) in the three quarters ended October 31, 1999 to $51.2 million (13.7% of total revenues) in the three quarters ended October 31, 2000, an increase of 32%, due principally to improved profitability in ferrovanadium, low carbon ferrochrome and tantalum products. In the first quarter of 1999, Shieldalloy recognized a lower of cost or market adjustment of $3.6 million related to ferrovanadium. Increased production volumes and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the increased gross margins in the current year.

Selling, General and Administrative Expenses

     SG&A decreased from $42.1 million in the three quarters ended October 31, 1999 to $41.5 million in the three quarters ended October 31, 2000. Reduced compensation costs of over $2 million following reductions in staffing were partially offset by increased outside professional fee expenses. For the three quarters ended October 31, 2000, SG&A represented 11.1% of total revenues compared to 12.1% for the three quarters ended October 31, 1999.

Operating Income

     Operating income of $10.4 million in the three quarters ended October 31, 2000 reflects a significant improvement as compared to a loss of $2.3 million in the three quarters ended October 31, 1999, due primarily to the increase in gross margins, discussed above. The 2000 results also included an environmental expense recovery of $0.8 million. The 1999 results included a restructuring provision of $4.4 million and an environmental expense recovery of $5.5 million.

Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                              Three Quarters Ended
                                                  October 31,
                                           -------------------------
                                             2000             1999
                                           --------         --------
Interest income ...................        $  2,787         $  1,999
Interest expense ..................         (10,635)         (10,157)
                                           --------         --------
   Interest expense, net ..........        $ (7,848)        $ (8,158)
                                           ========         ========

Income Tax Provision

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                Three Quarters Ended
                                                     October 31,
                                           -------------------------
                                             2000             1999
                                           --------         --------
Total current ..........................   $  2,866         $  2,182
Total deferred .........................      1,825            1,306
                                           --------         --------
   Income tax provision, net ...........   $  4,691         $  3,488
                                           ========         ========

     The differences between the statutory Federal income tax rate and Metallurg's effective rate result primarily because of: (i) the excess of foreign tax rates over the statutory Federal income tax rate; (ii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.9 million in the three quarters ended October 31, 2000; and (iv) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" approximating $0.5 million in the three quarters ended October 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods.

Net Income

     Metallurg recognized net income of $3.5 million for the three quarters ended October 31, 2000 compared to a net loss of $13.9 million for the three quarters ended October 31, 1999. The improvement in 2000 resulted primarily from increased gross margins, discussed above. In addition, the 2000 results included a pre-tax gain of approximately $5.1 million relating to the sale of SMW.

LIQUIDITY AND FINANCIAL RESOURCES

General

     The Company's sources of liquidity include cash from operations and amounts available under credit facilities. In addition, the Company had $30.7 million of cash and cash equivalents at October 31, 2000. The Company believes that these sources, together with cash and cash equivalents at October 31, 2000, are sufficient to fund the current and anticipated future requirements through at least December 31, 2001.

     At October 31, 2000, the Company had working capital of $112.7 million, as compared to $137.2 million at January 31, 2000. For the first three quarters of 2000, the Company's use of $6.9 million in cash for operations resulted primarily from the increase in inventory and payment of interest on Metallurg, Inc.'s Senior Notes. In April 2000, Metallurg, Inc. received cash proceeds of $8.3 million upon the sale of a minority interest in SMW owned by one of Metallurg, Inc.'s operating subsidiaries. On March 31, 2000, LSM acquired the business of Hydelko for approximately $9.0 million. On September 29, 2000, LSM acquired the ferrotitanium business of Willan-Wogen for $1.7 million. LSM utilized existing cash balances and loan facilities to effect these purchases.

     On October 17, 2000, Metallurg, Inc. completed the purchase of approximately $76.1 million in face amount of the Senior Discount Notes of Metallurg Holdings, its parent company, for approximately $19.7 million in cash. The Senior Discount Notes were purchased on the open market in several separately negotiated transactions. Consent to the transaction from Metallurg, Inc.'s bank group under its Amended and Restated Loan Agreement, dated October 29, 1999, had been previously obtained. The purchased Senior Discount Notes had a book value on that date of approximately $54.0 million. On a consolidated basis, the Company wrote off approximately $1.7 million of related deferred issuance costs and recognized an extraordinary gain on the extinguishment of debt of $32.6 million, net of nil tax due to statutory exemption.

Credit Facilities and Other Financing Arrangements

     Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million (approximately $9.2 million) of financing to certain of Metallurg's German subsidiaries, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At October 31, 2000, $1.5 million of loans were outstanding in Germany and $24.8 million of letters of credit were outstanding in the U.S.

     In addition, certain foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At October 31, 2000, there were $3.8 million of outstanding loans under these local credit facilities.

CAPITAL EXPENDITURES

     Metallurg invested $12.4 million in capital expenditures during the first three quarters of 2000. Capital expenditures are expected to total approximately $25 million over the next five quarters. Although Metallurg has projected these items in 2000 and 2001, some projects remain contingent on appropriate senior management or board of directors approval and the actual timing of expenditures may extend into 2002. Metallurg believes that these projects will be funded through internally generated cash, borrowings under the Revolving Credit Facility and local credit lines.

ENVIRONMENTAL REMEDIATION COSTS

     American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities", states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first three quarters of 2000, Metallurg expended $1.9 million for environmental remediation.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation which, as of October 31, 2000, had a remaining estimated cost of completion of $33.2 million. Of this amount, approximately $0.5 million is expected to be expended in the fourth quarter of 2000, $5.6 million in 2001 and $5.8 million in 2002. In addition, Metallurg estimates it will make expenditures of $3.0 million with respect to environmental remediation at its foreign facilities. Of this amount, no material expenditures are anticipated through 2002.

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

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



        (a)     EXHIBITS

                27. Financial Data Schedule


        (b)     REPORTS ON FORM 8-K

                Metallurg Holdings, Inc. filed Reports on Form 8-K with the SEC on October 26, 2000, reporting the purchase of certain Senior Discount Notes by Metallurg, Inc. and on November 21, 2000 announcing the change in its fiscal year.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on December 11, 2000 on its behalf by the undersigned thereunto duly authorized.


                                      METALLURG HOLDINGS, INC.




                                      /s/ ARTHUR R. SPECTOR
                                      ----------------------------------
                                          Arthur R. Spector
                                          Executive Vice President
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)