Form 10KT405
period 2000-12-31
METALLURG HOLDINGS INC
filed 2001-03-28
CIK 1067054

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM FEBRUARY 1, 2000 TO DECEMBER 31, 2000

                            METALLURG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           23-2967577
              (STATE OF ORGANIZATION)                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                   BUILDING 400
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

     At March 28, 2001, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

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

OVERVIEW

     Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation formed on June 10, 1998, together with its consolidated subsidiaries, (collectively, the "Company"), is wholly owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. (the "Merger). See "Note 2. Acquisition Transactions" to the Company's Consolidated Financial Statements.

     At the time of the Merger, Metallurg Holdings received $62.9 million net proceeds upon consummation of the offering of $121.0 million aggregate principal amount at maturity of Senior Discount Notes due 2008 (the "Senior Discount Notes") in a Rule 144A private placement to qualified institutional investors. In October 1998, the 144A notes were exchanged for similar notes registered under the Securities Act of 1933, as amended. During 2000, Metallurg, Inc. purchased $76.1 million in face amount of these Senior Discount Notes. See "Note
3. Extraordinary Item" and "Note 10. Borrowings" to the Company's Consolidated Financial Statements.

     Effective December 31, 2000, Metallurg Holdings and Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the year ended December 31, 2000 (the "Transition Period") includes 11 months of results for the parent holding companies, Metallurg Holdings and Metallurg, Inc., and, consistent with historical reporting practice, the 12 months ended December 31, 2000 of results of Metallurg, Inc.'s operating subsidiaries. The Company's results for the Transition Period ended December 31, 2000 were total revenue of $526.9 million, operating income of $18.0 million, a tax provision of $8.9 million and net income of $29.2 million. Had the prior year only included 11 months of Metallurg Holdings and Metallurg, Inc., the parent holding companies, the Company would have reported total revenue of $477.1 million, an operating loss of $8.8 million, a tax provision of $3.7 million and a net loss of $30.8 million.

     As Metallurg Holdings is a holding company and does not have any material operations or tangible assets other than the ownership of Metallurg, Inc., the following discussion of the Company's business and properties relates to Metallurg, Inc., a Delaware corporation, together with its majority-owned subsidiaries (collectively "Metallurg"), unless otherwise indicated.

     Metallurg is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for engineered applications in aerospace, power supply, automotive, petrochemical processing and telecommunications. Metallurg sells more than 500 different products to over 3,000 customers worldwide.

     The Metallurg group was founded in 1911 with the construction of a vanadium alloy and chemical producing plant in Nuremberg, Germany. Metallurg began mining chrome ore in 1916 and constructed a ferrochrome manufacturing plant in Weisweiler, Germany in 1917. In subsequent years, Metallurg's customer base grew throughout Europe and, in 1938, Metallurg added its first subsidiary in the U.K. During the 1950's, Metallurg began operations in the U.S. and, during the 1980's, added production operations in Brazil. Metallurg, Inc. was established as a New York holding company in 1947 and reincorporated as a Delaware corporation in 1997.

     Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing metals additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to its own products, Metallurg distributes products manufactured by third parties. This is a natural complement to Metallurg's manufacturing operations and leverages Metallurg's global sales staff by providing a broader product offering to existing customers without incurring significant additional overhead. The table below sets forth, for the periods indicated, information concerning revenue from Metallurg's six reportable segments, as described below:

                               REVENUE BY SEGMENT
                                 (IN MILLIONS)

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                              2000           2000           1999
                                                          ------------    -----------    -----------
SEGMENTS:
Shieldalloy.............................................    $ 118.9         $ 124.4        $ 191.3
LSM.....................................................      180.6           153.9          178.1
GfE.....................................................       96.4            85.9          130.2
EWW.....................................................       36.6            32.9           47.8
CIF.....................................................       29.0            20.9           15.2
Other...................................................      180.5           168.8          215.1
Intersegment eliminations...............................     (115.1)         (109.7)        (165.7)
                                                            -------         -------        -------
          Total revenue.................................    $ 526.9         $ 477.1        $ 612.0
                                                            =======         =======        =======

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

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") -- This unit is comprised mainly of three production facilities in the U.K., which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. On March 31, 2000, LSM acquired the business of Hydelko KS ("Hydelko"), a Norwegian producer of master alloys for the aluminum industry. On September 27, 2000, LSM acquired the ferrotitanium business of Willan-Wogen Alloys Limited ("Willan-Wogen"), another U.K. company.

     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

     Elektrowerk Weisweiler GmbH ("EWW") -- This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     Companhia Industrial Fluminense ("CIF") -- This unit is comprised mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates tantalum- and niobium-containing ores that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

     In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

     Other -- This includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments.

PRODUCTS AND MARKETS

     Approximately 38% of Metallurg's sales in the year ended December 31, 2000 were made to the iron and steel industry (although less than one-third of such sales represented products manufactured by Metallurg). In addition, 21% of Metallurg's sales were made to the aluminum industry, 15% to the superalloy and titanium alloy industries and the remaining 26% were made to other industries, none of which was individually significant to Metallurg. No single customer accounted for more than 10% of Metallurg's sales in the year ended December 31, 2000.

     Based on customer location, for the year ended December 31, 2000, approximately 48% of Metallurg's sales were made in Europe, 34% in North America, 7% in Africa, 6% in Asia, 3% in South America and 2% throughout the rest of the world.

     The following table sets forth the revenue of product groups most significant to Metallurg's operations:

                             TOP TEN PRODUCT GROUPS
                             (DOLLARS IN MILLIONS)

                                                                YEAR ENDED
                                         --------------------------------------------------------
                                           DECEMBER 31,        JANUARY 31,         JANUARY 31,
                                               2000                2000                1999
                                         ----------------    ----------------    ----------------
                                         REVENUE      %      REVENUE      %      REVENUE      %
                                         -------    -----    -------    -----    -------    -----
NAME OF PRODUCT GROUP:
Aluminum...............................  $104.1      19.8    $ 90.5      19.0    $ 91.7      15.0
Chromium...............................    72.3      13.7      64.1      13.4      99.8      16.3
Niobium................................    54.2      10.3      42.0       8.8      49.9       8.2
Vanadium...............................    43.5       8.3      45.0       9.4     111.6      18.2
Tantalum...............................    41.3       7.8      14.5       3.0      10.1       1.7
Metal powders..........................    25.6       4.9      20.9       4.4      21.9       3.6
Nickel.................................    20.5       3.9      10.7       2.2      10.6       1.7
Titanium...............................    13.7       2.6       9.9       2.1      19.1       3.1
Silicon................................    12.0       2.3      11.7       2.5      26.1       4.3
Boron..................................     9.0       1.6       8.9       1.9      11.0       1.7
                                         ------     -----    ------     -----    ------     -----
                                          396.2      75.2     318.2      66.7     451.8      73.8
Other..................................   130.7      24.8     158.9      33.3     160.2      26.2
                                         ------     -----    ------     -----    ------     -----
          Total revenue................  $526.9     100.0    $477.1     100.0    $612.0     100.0
                                         ======     =====    ======     =====    ======     =====

     Aluminum Industry; Aluminum Master Alloys and Compacted
Products -- Metallurg manufactures a series of aluminum-base alloys and compacted additives supplied to the aluminum industry to enhance productivity in aluminum plants and to introduce various specific properties into aluminum products for use in many sectors, including automotive and transport, aerospace, power transmission, construction and consumer durables. Metallurg sells to major aluminum producers throughout the world, including Alcan Aluminium Limited, Alcoa Inc., Pechiney S.A., Norsk Hydro ASA, Rio Tinto plc and Sumitomo Corporation. The aluminum industry is cyclical. Consumption of aluminum products fluctuates with demand from the industry sectors listed above, as well as competition between aluminum and other metals and materials, such as plastics and glass.

     Superalloy and Titanium Alloy Industries; Specialty Metals and
Alloys -- Metallurg manufactures a series of specialty metals and alloys which are essential to achieving elevated temperature strength and oxidation resistance in nickel-based superalloys and titanium alloys for aerospace, power generation, and oil and petrochemical applications. Its principal products include various chromium-based materials, niobium and vanadium alloys. Metallurg's major customers include Allegheny Technologies Incorporated, Carpenter Technology Corporation, Sandvik AB, Titanium Metals Corporation, RMI Titanium Company and the Eramet Group. The superalloy and titanium alloy industries are cyclical. Consumption of its products fluctuates with demand from the aerospace, power generation, oil field and petrochemical sectors.

     Iron and Steel Industry; Specialty Ferroalloys -- Metallurg manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium, standard grades of low carbon ferrochrome and ferrotitanium. It also markets ferroboron, ferrosilicon and ferroniobium produced by others. These products are used by iron and steel producers to increase temperature and corrosion resistance and improve mechanical properties and strength-to-weight ratios. Ferroalloys are essential additives to many iron and steel products used in a wide variety of industries, such as the aerospace, automotive, energy and construction industries. Metallurg's iron and steel industry customers include some of the world's largest producers, such as Algoma Steel Inc., Corus Group plc, Nucor Corporation, Sandvik AB, Thyssen Krupp Steel AG and U.S. Steel Group. The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products.

     Other Industries and Products -- In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the aluminum, superalloys, titanium alloys and steel industries. These products include coating materials, which are sold to electronics, telecommunications and tool manufacturers; vanadium chemicals for use in the synthetic rubber and ceramics industries; alloys for energy storage cells; medical prostheses, implants, and surgical tools used in orthopedic applications; polishing powders used by the glass polishing industry; and metal powders used in the manufacture of rocket fuel, automotive paints, and chemical and metallurgical products. These products generally are higher-margin and technically sophisticated.

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

     Foreign Operations and Currency Fluctuations -- Metallurg has substantial operations outside the U.S. At December 31, 2000, Metallurg's operations located outside the U.S. represented approximately 63% (based on book values) of Metallurg's assets. Approximately 83% of Metallurg's employees were outside the U.S. Foreign operations are subject to certain risks that can materially affect the sales, profits, cash flows and financial position of Metallurg, including taxes on distributions or deemed distributions to Metallurg, Inc. or any U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, Metallurg's cost of sales for products manufactured in certain foreign locations can be impacted by changes in the rate of exchange of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While Metallurg engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the overall effectiveness or adequacy of Metallurg's hedging activities.

     Export Sales -- Sales by Metallurg's domestic operations to foreign customers totaled $16.2 million, $15.9 million and $10.9 million for the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively.

MANUFACTURING PROCESSES

     Metallurg's manufacturing processes involve melting, refining, casting, sizing, blending and packaging operations, which vary from product to product. For example, in the manufacture of low carbon ferrochrome, EWW consumes raw materials including chrome ore, predominantly from Metallurg's Turkish mines, and silicochrome. The raw materials are melted and reductants are added to refine the chemistry of the production batch. The batch is poured into casting molds, which are cooled and then crushed, sized, blended and packaged. The manufacture of ferrovanadium at Metallurg's Cambridge, Ohio plant follows an analogous process of melting, casting and crushing, except that vanadium-containing raw materials are used. In general, the manufacture of aluminum master alloys also follows similar principles using aluminum and other additives; however, these master alloys are generally cast as small ingots or processed to a solid rod form for delivery to the customer. The manufacture of briquettes and tablets involves the grinding and blending of raw materials, the compression of these materials into a compacted form and packaging for delivery to the customer. More sophisticated production routes are used for highly specialized products, which can require chemical processing or the use of vacuum furnaces and a variety of other equipment.

FACILITIES AND OPERATIONS

     Metallurg owns all of the facilities listed below.

     Production Facilities -- The following table sets forth, for each of Metallurg's producing subsidiaries, the location of its facilities and the key products manufactured by such subsidiary:

MANUFACTURING SUBSIDIARY                 LOCATION                        KEY PRODUCTS
------------------------                 --------                        ------------
Shieldalloy....................  Newfield, New Jersey         Aluminum Briquettes and Tablets
                                   (Plant)                    Aluminum Master Alloys
                                                              Ferrotitanium
                                                              Metal Powders
                                 Cambridge, Ohio (Plant)      Ferrovanadium
                                                              Grainal
                                                              Vanadium Chemicals
LSM............................  Rotherham, U.K. (Plant)      Aluminum Alloying Tablets
                                                              Aluminum Master Alloys
                                                              Chromium Metal
                                                              Ferroboron
                                                              Ferrotitanium
                                                              Glass Polishing Powders
                                                              Metal Powders
                                                              Nickel Boron
                                 Holyhead, U.K. (Plant)       Atomized Aluminum Powder
                                 Minworth, U.K. (Plant)       Granulated Aluminum
                                 Rjukan, Norway (Plant)       Aluminum Master Alloys
GfE............................  Nuremberg, Germany           Chromium Powders
                                   (Plant)                    Coating Materials
                                                              Niobium Alloys
                                                              Ferroboron
                                                              Magnet Alloys
                                                              Special Master Alloys
                                                              Vanadium Aluminum
                                                              Vanadium Chemicals
                                 Morsdorf, Germany (Plant)    Orthopedic Prostheses and Implants
EWW............................  Eschweiler-Weisweiler,       Low Carbon Ferrochrome
                                   Germany (Plant)
CIF............................  Sao Joao del Rei, Brazil     Aluminum Master Alloys
                                   (Plant)                    Aluminum Alloying Tablets
                                                              Niobium Oxide
                                                              Tantalum Oxide
                                 Nazareno, Brazil (Mine)      Tantalum and Niobium Ore
Turk Maadin Sirketi A.S........  Kavak, Tavas and Gocek,      Chrome Ore
                                   Turkey (Mines)

     Sales Offices -- Metallurg has sales personnel at its production facilities and at its separate representative offices in the following countries: Brazil, Canada, China, Germany, Italy, Japan, Mexico, Poland, Russia, South Africa, Sweden, Switzerland, the U.K. and the U.S.

RAW MATERIALS

     Metallurg produces a wide variety of products for sale into a number of different metals industries and there is no single raw material that makes up the basis of Metallurg's entire production.

     Metallurg's Turkish subsidiary mines chrome ore, which is supplied to EWW for the production of low carbon ferrochrome. Management believes the mines have identifiable reserves of 1.4 million tons and probable reserves of 600,000 tons that are expected to last until 2011. The Turkish operation conducts ongoing exploration activities to identify additional probable reserves.

     For the production of chromium metal, LSM purchases chromium oxide from the world's major producer, Elementis plc, and supplements this supply with additional quantities from Russia and Kazakhstan. This product also requires large quantities of aluminum powder, substantially produced internally by a U.K. subsidiary.

     Metallurg's six aluminum processing plants in the U.S., the U.K., Brazil and Norway buy approximately 35,000 tons of virgin aluminum from producers worldwide, while important alloying chemicals are sourced from several different suppliers around the world.

     Titanium scrap is sourced in significant quantities for the production of ferrotitanium and other titanium-containing products from countries active in the aerospace industry, such as the U.S., the Commonwealth of Independent States ("CIS") and the U.K.

     Vanadium pentoxide in various forms is the raw material for Metallurg's production of ferrovanadium, vanadium chemicals and vanadium aluminum. For ferrovanadium production, Metallurg purchases slag containing vanadium resulting from steel-making in South Africa, residues from petrochemical refineries and ashes and residues from electric utilities burning fuel oil. Metallurg currently obtains a majority of these raw materials from two sources. See "Limited Sources for Raw Materials." Vanadium chemicals and vanadium aluminum are produced from commercially pure vanadium pentoxide, which is purchased on the open market.

     Niobium oxide, which is used as a raw material for the production of sophisticated alloys by GfE, is principally supplied by CIF, which processes a variety of tantalum- and niobium-containing minerals, ores and residues through its chemical plant.

     Metallurg also utilizes a host of other raw materials such as cobalt, nickel, boron chemicals, mischmetal, manganese and chrome silicide in the manufacture of its wide product range which are purchased as required from producers or traders. Coinciding with general sales terms, most purchases are made on a spot basis at market prices to minimize the risk of exposure to market fluctuations.

     Limited Sources for Raw Materials -- Certain of Metallurg, Inc.'s subsidiaries are dependent on third parties for raw material supplies. Shieldalloy's production unit in Cambridge, Ohio currently obtains a majority of its raw materials requirements for the manufacture of ferrovanadium from two sources. Although alternative sources of ferrovanadium raw materials exist, there can be no assurance that Metallurg would be able to obtain adequate supplies of such materials on acceptable terms, or at all, from other sources. Titanium and boron chemicals for the manufacture of sophisticated aluminum master alloys are sourced from long-time suppliers who, in certain instances, also supply competitive producers with these raw materials. Although these and other raw materials are generally priced with reference to related market prices, any increase in demand could cause raw material costs to rise. To the extent Metallurg is unable to recover its increased costs, operating results would be adversely affected.

COMPETITION

     The metals industry is highly competitive on a worldwide basis. Competition is primarily based on price, quality and timely delivery. In recent years, price competition has been strong as a result of excess capacity in certain products. In addition, export sales from the CIS and China of metals and alloys produced in excess of local demand can severely hurt prices in Europe and the U.S., which in turn exerts a negative impact on the price of some of Metallurg's products. New entrants may also increase competition in the metals industry, which could materially adversely affect Metallurg. An increase in the use of substitutes for metal alloys also could have a material adverse effect on the financial condition and operations of Metallurg. Although facing competition in each of its markets, Metallurg does not believe that any single competitor competes in all of its products or markets.

     Aluminum Industry -- Competition is international because of the relatively small number of master alloy and alloying tablet manufacturers and the worldwide spread of the aluminum industry. In most markets, Metallurg faces competition to varying degrees from KBM Affilips B.V., KBAlloys, Inc. (or its U.K. subsidiary, Anglo Blackwells, Ltd.), Aleastur (Asturiana de Aleaciones, S.A.), the Eramet Group, Kerr-McGee Corporation and Hoesch-Metallurgie GmbH.

     Superalloy and Titanium Alloy Industries -- Strategic Minerals Corporation and Reading Alloys, Inc. compete internationally with Metallurg in vanadium aluminum. Reading Alloys, Inc. also competes in sophisticated alloys for the superalloy industry, as do CBMM-Cia Brasileira de Metalurgia e Mineracao, Cabot Corporation and H.C. Starck GmbH & Co. KG in certain products. Metallurg has limited competition in special grades of low carbon ferrochrome from Japan, South Africa and the CIS. Delachaux S.A., certain Chinese and Russian sources and, to a limited extent, the Eramet Group compete with Metallurg in chromium metal.

     Iron and Steel Industry -- In North America, products manufactured by Strategic Minerals Corporation, Treibacher Industrie AG and Xstrata AG compete with Metallurg's ferrovanadium products, while several U.S., U.K. and Russian companies compete worldwide with Metallurg's ferrotitanium products. In standard grades of low carbon ferrochrome, competition comes worldwide from Samancor Limited (South Africa), Zimbabwe Alloys Ltd., China and the CIS.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") is carried out by Metallurg in its two technical centers at LSM and GfE, providing analytical, research and development support to in-house operations, as well as analytical services to customers and third parties. The technical centers have furnaces, laboratories and milling and testing equipment, with R&D efforts linked to product and process improvement as well as the development of new product lines. Relationships are maintained with customers' technical facilities and materials departments of universities that supplement Metallurg's R&D efforts. Recent projects in LSM include a new carbon-based grain refiner for the aluminum industry and process developments for the production of specialty aluminum powders and chromium metal. In Germany, R&D is focused on advanced coating metallic phases for structural and functional applications as well as sputtering targets of a variety of advanced coating materials, biomedical coatings and various alloys for high-performance energy storage.

EMPLOYEES

     As of December 31, 2000, Metallurg employed approximately 1,500 people worldwide. Labor unions represent approximately 50% of Metallurg's employees. Unions represent employees at eight locations in the U.S., the U.K., Germany, Brazil and Norway. Many of the collective bargaining agreements covering Metallurg's union employees at its foreign subsidiaries are renewable on an annual basis. Metallurg's relationships with its unions are managed at the local level and are considered by management to be satisfactory.

ANTI-DUMPING DUTIES

     In response to dumping by the former Soviet Union, Metallurg sought and obtained anti-dumping orders against Russia for imports of ferrovanadium into the U.S. and against Russia, Kazakhstan and Ukraine for imports of low carbon ferrochrome into Europe.

     Since July 1995, the Department of Commerce has imposed incremental anti-dumping duties, which currently range from 10.1% to 108% on imports of Russian ferrovanadium and nitrided vanadium into the U.S. This anti-dumping order is currently subject to a "sunset" review during which the International Trade Commission and the Department of Commerce will determine whether to terminate or extend the order. A final decision is expected in mid-2001. In addition, all anti-dumping duty rates are subject to annual review by the Department of Commerce. Metallurg had revenues of approximately $20 million from sales of ferrovanadium produced by it and sold in the U.S. for the year ended December 31, 2000. If the incremental duties are not maintained at their current levels, Metallurg may be materially adversely affected. Normal duties on ferrovanadium imports are 4.2%.

     From 1993 to 1998, the Council of the European Community imposed duties on imports of low carbon ferrochrome from Russia, Kazakhstan and Ukraine as high as
0.31 ECU per kilogram of material. These anti-dumping duties lapsed in October 1998, and the regulatory measures that had imposed such duties were formally repealed by the Council in March 2000. Metallurg had revenues of approximately $34 million from sales of ferrochrome produced in Europe for the year ended December 31, 2000. The expiration of these duties is not expected to have a material adverse effect on Metallurg.

ENVIRONMENTAL MATTERS

     Metallurg's alloy manufacturing operations in Newfield, New Jersey and Cambridge, Ohio are subject to various federal, state and local environmental, safety and health laws and regulations, including those relating to air and water quality, and solid and hazardous wastes. Metallurg's foreign manufacturing operations are subject to analogous environmental laws and regulations. Metallurg is faced with a number of environmental issues, which have largely resulted from environmental cleanup requirements, particularly in the areas of solid waste and hazardous waste removal. There can be no assurance that the current environmental requirements will not result in future liabilities and obligations, including future liability for disposal or contamination at both domestic and foreign facilities. There is also the possibility that changes to applicable environmental laws and regulations might result in future liabilities and obligations for Metallurg, including those related to contamination at Metallurg's facilities. These potential liabilities might also be material to Metallurg's business operations, financial condition or cash flow.

     Metallurg maintains environmental and industrial safety and health compliance programs at its plants and believes that its manufacturing operations are in general compliance with all applicable safety, health and environmental laws.

     Shieldalloy submitted to the Nuclear Regulatory Commission ("NRC") in July 1999 a plan for decommissioning slag piles at the Cambridge facility. Such plan contemplates capping the slag piles on-site, an alternative that the Ohio Environmental Protection Agency ("OEPA") has approved. Before the NRC completed its review of the plan, the NRC delegated its regulatory authority over the site to the Ohio Department of Health ("ODH") in August 1999. The ODH is now the governmental entity responsible for overseeing the decommissioning of the slag piles. Shieldalloy is in discussions with the ODH and the OEPA with respect to the decommissioning plan and related alternatives. Following accounting provisions recorded in earlier years, liabilities of $10.9 million remain outstanding at December 31, 2000 for the estimated future costs associated with the decommissioning of NRC regulated materials, the remediation of sediments and the creation of wetlands at the Cambridge site. Shieldalloy expects to expend such amount over the next 3-5 years.

     Shieldalloy's NRC license for Newfield requires the submission of a decommissioning plan if licensed activities are not resumed by June 30, 2001. While the Newfield facility will continue to operate, Shieldalloy does not intend to resume such licensed activities and therefore expects to commence decommissioning activities upon approval of the plan by the NRC. Following accounting provisions recorded in earlier years, liabilities of $25.2 million remain outstanding at December 31, 2000 for the estimated future costs associated with the decommissioning of NRC regulated materials and the remediation of groundwater, soil and sediments at the Newfield site. Shieldalloy expects to expend such amount over the next 15 years. There can be no assurance that Shieldalloy will not incur additional expenses related to the environmental projects at the Cambridge and Newfield sites.

     Liabilities for known environmental matters and Metallurg's related accounting policies are summarized in "Note 14. Environmental Liabilities" and "Note 1. Summary of Significant Accounting Policies -- Environmental Costs" to Metallurg's Consolidated Financial Statements. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Financial Resources-Environmental Remediation
Costs."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

METALLURG HOLDINGS

     Metallurg Holdings issued no securities during 2000.

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

     On November 20, 1998, the Board of Directors of Metallurg, Inc. (the "Board") adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"). Under the ECP, 500,000 shares of common stock are authorized for stock awards and stock options. Pursuant to the ECP, the Board has awarded to eligible executives and non-employee Board members options to purchase an aggregate of 432,000 shares of common stock, net of cancellations and forfeitures, at an exercise price of $30.00 per share, from 1998 through 2000. Such options have a term of ten years and vest in most cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant.

     Metallurg, Inc. did not issue any securities during 2000, other than 15,000 stock options.

     Metallurg, Inc. does not presently intend to pay any dividends, although it may choose to do so in the future. Metallurg, Inc. is restricted from paying dividends to its shareholders as a result of the indenture for its 11% Senior Notes due 2007 (the "Senior Notes"), which, in general, prohibits Metallurg, Inc. from making dividends in an amount greater than 50% of its accumulated net income, as defined in the indenture. In addition, Metallurg, Inc.'s revolving credit facility with Fleet National Bank limits the payment of dividends.

     Metallurg, Inc. is a holding company with limited operations of its own. Substantially all of Metallurg, Inc.'s operating income is generated by its subsidiaries. As a result, Metallurg, Inc. will rely upon distributions or advances from its subsidiaries to provide the funds necessary to meet its debt service obligations. In some cases, however, Metallurg, Inc.'s subsidiaries are restricted in their ability to pay dividends. Metallurg, Inc.'s Turkish subsidiary is limited in its ability to pay dividends from retained earnings, as a result of historical currency devaluation. In addition, working capital facilities and other financing arrangements at Metallurg, Inc.'s subsidiaries restrict such subsidiaries' ability to pay dividends. For example, EWW must obtain the consent of a German governmental authority, which guarantees a portion of EWW's DM 12.0 million ($5.8 million) working capital facility, in order to pay dividends to Metallurg, Inc. EWW's ability to pay dividends to Metallurg, Inc. is also restricted by the terms of a settlement arrangement entered into with a German state pension board with regard to its pension liability. The stock of EWW has been pledged to collateralize obligations owed by EWW to the German governmental authority and the German state pension board. LSM is party to a working capital facility that limits its ability to pay dividends to an amount up to 100% of LSM's annual net income.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table present selected historical financial data of the Company for the period June 10, 1998 (inception) to January 31, 1999 and the years ended January 31, 2000 and December 31, 2000. The Company's results of operations and financial position reflect the acquisition of Metallurg, Inc. on July 13, 1998. The acquisition was accounted for as a purchase and accordingly, the Company's consolidated financial statements are not directly comparable to prior period financial data presented herein. Also presented are selected historical financial data of Metallurg for the year ended December 31, 1996, the quarter ended March 31, 1997, the three quarters ended January 31, 1998 and the years ended January 31, 1999, January 31, 2000 and December 31, 2000.

     Information as of and for the year ended December 31, 1996, as of and for the quarter ended March 31, 1997 and as of and for the three quarters ended January 31, 1998 is derived from the consolidated financial statements of Metallurg, which have been audited by Deloitte & Touche LLP, independent public accountants.

     The information as of and for the years ended January 31, 1999, January 31, 2000 and December 31, 2000 is derived from the consolidated financial statements of the Company and Metallurg, included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, independent accountants.

     In April 1997, Metallurg, Inc. and Shieldalloy consummated their Joint Plan of Reorganization dated December 18, 1996, pursuant to Chapter 11 of the U.S. Bankruptcy Code (the "Reorganization Plan"). For financial reporting purposes, Metallurg has reflected the effects of the Reorganization Plan consummation as of March 31, 1997.

     Financial information contained herein for periods after March 31, 1997 reflects the effects of the Reorganization Plan, including the implementation of fresh-start reporting. Accordingly, Metallurg's consolidated financial statements for periods and dates prior to March 31, 1997 (the "Pre-Confirmation" period) are not directly comparable to subsequent consolidated financial statements. The results of operations for the quarter ended March 31, 1997 and the three quarters ended January 31, 1998 are not necessarily indicative of results for the full year.

     The information in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and Metallurg, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

                            SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                           METALLURG
                       ---------------------------------------------------------------------------------
                           PRE-CONFIRMATION                         POST-CONFIRMATION                       THE COMPANY
                       ------------------------   ------------------------------------------------------   --------------
                           YEAR        QUARTER       THREE         YEAR          YEAR           YEAR           PERIOD
                          ENDED         ENDED      QUARTERS        ENDED         ENDED         ENDED          JUNE 10,
                       DECEMBER 31,     MARCH        ENDED      JANUARY 31,   JANUARY 31,   DECEMBER 31,        1998
                           1996       31, 1997    JANUARY 31,      1999          2000         2000(c)       (INCEPTION)
                       ------------   ---------      1998       -----------   -----------   ------------         TO
                                                  -----------                                               JANUARY 31,
                                                                                                                1999
                                                                                                           --------------
STATEMENT OF
  OPERATIONS DATA:
Total revenue........    $654,316     $156,721     $480,369      $611,993      $477,084       $526,872        $256,580
Gross profit.........      83,464       21,527       66,934        81,308        51,201         75,669          22,883
Operating (loss)
  income(a)..........     (11,221)       6,481       23,371        14,782        (4,508)        23,307         (11,848)
Extraordinary item,
  net of tax(b)......          --       43,032         (792)           --            --             --              --
Net (loss) income....     (28,495)      57,954        6,272         1,932       (18,658)        10,123         (15,465)


                              THE COMPANY
                       --------------------------
                          YEAR           YEAR
                          ENDED         ENDED
                       JANUARY 31,   DECEMBER 31,
                          2000         2000(c)
                       -----------   ------------

STATEMENT OF
  OPERATIONS DATA:
Total revenue........   $477,084       $526,872
Gross profit.........     51,201         75,669
Operating (loss)
  income(a)..........     (9,740)        18,035
Extraordinary item,
  net of tax(b)......         --         32,649
Net (loss) income....    (33,235)        29,248

                                                           METALLURG
                       ---------------------------------------------------------------------------------
                           PRE-
                       CONFIRMATION                           POST-CONFIRMATION                            THE COMPANY
                       ------------   ------------------------------------------------------------------   -----------
                       DECEMBER 31,   MARCH 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   DECEMBER 31,   JANUARY 31,
                           1996         1997         1998          1999          2000         2000(c)         1999
                       ------------   ---------   -----------   -----------   -----------   ------------   -----------

BALANCE SHEET DATA:
Total assets.........    $331,626     $305,704     $319,786      $311,117      $293,651       $290,155      $414,356
Total debt...........      19,869       66,488      107,149       114,130       110,994        126,725       183,830
Liabilities subject
  to compromise......     179,897           --           --            --            --             --            --


                            THE COMPANY
                       --------------------------
                       JANUARY 31,   DECEMBER 31,
                          2000         2000(c)
                       -----------   ------------
BALANCE SHEET DATA:
Total assets.........   $391,386       $380,832
Total debt...........    189,864        159,528
Liabilities subject
  to compromise......         --             --

---------------
(a) Includes:

       - environmental expense (recovery) of $37,582, $(5,501) and $(750) in the years ended December 31, 1996, January 31, 2000 and December 31, 2000, respectively (See "Note 15. Environmental Liabilities" to the Company's Consolidated Financial Statements);

       - restructuring charges of $6,536 and $(258) in the years ended January 31, 2000 and December 31, 2000, respectively (See "Note 5. Restructuring" to the Company's Consolidated Financial Statements); and

       - Merger-related costs of $7,888 in the year ended January 31, 1999 (See "Note 2. Acquisition Transactions" to the Company's Consolidated Financial Statements).

(b) Includes:

       - discharge of indebtedness income, net of tax effects, relating to the consummation of the Reorganization Plan in the quarter ended March 31, 1997;

       - the early extinguishment of debt in the three quarters ended January 31, 1998; and

       - the extinguishment of certain Senior Discount Notes and the write-off of related issuance costs in the year ended December 31, 2000.

(c) The Transition Period (See "Note 1. Summary of Significant Accounting Policies -- Basis of Presentation and Consolidation" to the Company's Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto of the Company and Metallurg included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of Metallurg's business, Metallurg's dependence on foreign customers (particularly customers in Europe), the economic strength of Metallurg's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets, the accuracy of Metallurg's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

OVERVIEW

     Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and private equity funds that are associated with Safeguard International. As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, Inc., the following discussions of the Company's results of operations relate to Metallurg, unless otherwise indicated.

     Metallurg is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for engineered applications in aerospace, power supply, automotive, petrochemical processing and telecommunications. See "Items 1 and 2. Business and Properties -- Products and Markets". Throughout 1997 and into 1998, market conditions for most of Metallurg's products were favorable, but sales prices and demand for several products declined during the second half of 1998 and into 1999. Metallurg believes that these price declines were the result of economic turmoil in Asia, Latin America and Russia in 1997 and 1998.

     In the steel industry, this led to lower production over 1998, before recovery began during the first quarter of 1999. In the U.S., this recovery resulted in a rise in steel production for about a year, until the trend reversed quite sharply in mid-2000, and steel output fell steadily throughout the rest of the year. In the rest of the world, the 1999 recovery in steel production was slower than in the U.S. however, production levels remained strong throughout 2000, with the exception of stainless steel where production levels worldwide declined increasingly towards the end of 2000. Ferrovanadium prices started and ended the year at similar low levels, but increased for a brief period in the second quarter by as much as 50%. As the higher prices were so short-lived, our raw material purchases were not significantly affected, and unlike at the end of 1999, we had no significant inventory valuation adjustment in 2000. We anticipate modest improvement in ferrovanadium prices in 2001. Our 2000 sales of ferroniobium in Europe and North America on behalf of two of the world's largest producers rose 10% over 1999. The strength of the stainless steel market, before declining towards the end of the year, enabled us to increase sales of normal grades of low carbon ferrochrome by over 17% despite prices averaging 15% lower. Ferrotitanium sales in 2000 exceeded 1999 by over 40%, almost entirely due to higher prices driven by a tighter supply of the titanium scrap raw material caused by the low production level of titanium alloys.

     In the aerospace sector, excessive inventories of raw materials which had built up in the 1996-1998 period appeared to be largely consumed as 2000 progressed, prompting stronger demand for Metallurg's chromium, niobium and vanadium aluminum products from the superalloy and titanium alloy producers. Superalloy consumption in power generation equipment had already started to strengthen in 1999, and this sector continued with strong demand for materials containing Metallurg's products throughout 2000. The positive trends in the superalloy and titanium alloy consuming sectors have continued into 2001.

     The aluminum industry sustained strong demand for Metallurg's products throughout 2000, except in the U.S., where aluminum production fell in the second half of the year. The domestic economy weakened and rising energy prices resulted in production curtailments, particularly in the Pacific Northwest. The outlook for 2001 continues unchanged, with the U.S. market subdued for Metallurg's products, but with firm demand elsewhere.

     During 2000, demand for electronic components containing tantalum rose strongly, reaching record levels by the end of the year. Metallurg benefited, particularly in the fourth quarter, in its various tantalum operations from the consequent significant strengthening of tantalum prices. Prices have subsequently declined, as weaker economic prospects in the U.S. have reduced projected growth rates in the electronics sector, but Metallurg's products continue to be priced at higher levels than prevailed prior to the 2000 price rise.

     During the second quarter of 1999, Metallurg commenced a restructuring program. The restructuring was initiated to reduce Metallurg's cost structure, to streamline management and production functions and focus resources in support of higher-margin products at major production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. As a result of the restructuring program, various costs, particularly compensation expenses in Metallurg's European operations, have been reduced during 2000 and will continue to benefit future periods.

     In October 2000, Metallurg, Inc. purchased $76.1 million in face amount of the Senior Discount Notes for $19.7 million in cash. The Company realized an extraordinary gain, on the extinguishment of debt, of $32.6 million through this purchase.

RESULTS OF OPERATIONS -- METALLURG HOLDINGS

     As a result of Metallurg Holdings' and Metallurg, Inc.'s change in fiscal year from January 31 to a calendar year, effective as of December 31, 2000, the consolidated operating results of the Company for the year ending December 31, 2000 include the results of the parent holding companies, Metallurg Holdings and Metallurg, Inc., for the 11 months ended December 31, 2000 and, consistent with historical reporting practice, the results of Metallurg, Inc.'s operating subsidiaries for the 12 months ended December 31, 2000. The years ending January 31, 2000 and 1999 include the results of Metallurg Holdings and Metallurg, Inc. for the 12 months ended January 31, 2000 and 1999, respectively, and the results of the operating subsidiaries for the 12 months ended December 31, 1999 and 1998, respectively. The consolidated balance sheet data of the Company at January 31, 2000 and 1999 reflect the financial position of Metallurg Holdings and Metallurg, Inc. at January 31, 2000 and 1999, respectively, and of the operating subsidiaries at December 31, 1999 and 1998, respectively.

     The Company's results for the Transition Period ended December 31, 2000 were total revenue of $526.9 million, operating income of $18.0 million, a tax provision of $8.9 million and net income of $29.2 million. Had the prior year only included 11 months of Metallurg Holdings and Metallurg, Inc., the Company would have reported total revenue of $477.1 million, an operating loss of $8.8 million, a tax provision of $3.7 million and a net loss of $30.8 million.

  YEARS ENDED DECEMBER 31, 2000 AND JANUARY 31, 2000 AND THE PERIOD JUNE 10, 1998 (INCEPTION) TO JANUARY 31, 1999

     Net income of $29.2 million for the year ended December 31, 2000, includes an extraordinary net gain of $32.6 million on the extinguishment of certain Senior Discount Notes and the write-off of related deferred issuance costs, the consolidation of Metallurg (income of $10.1 million), $8.1 million of interest expense on the Senior Discount Notes, $4.9 million of amortization of acquisition, goodwill and deferred issuance costs, $0.6 million of general overhead costs and $0.1 million of interest income.

     The net loss of $33.2 million for the year ended January 31, 2000, includes the consolidation of Metallurg (a loss of $18.7 million), $9.2 million of interest expense on the Senior Discount Notes, $5.4 million of amortization of acquisition, goodwill and deferred issuance costs, $0.1 million of general overhead costs and $0.2 million of interest income.

     The net loss of $15.5 million for the period June 10, 1998 (inception) to January 31, 1999, includes the consolidation of Metallurg for the period subsequent to the acquisition (a loss of $7.9 million, which excludes certain Merger-related costs of $3.5 million, relating to the cancellation of compensatory stock options, which were accounted for as purchase price by Metallurg Holdings), $4.5 million of interest expense on the Senior

Discount Notes, $2.9 million of amortization of acquisition, goodwill and deferred issuance costs and $0.2 million of general overhead costs.

RESULTS OF OPERATIONS -- METALLURG

     As a result of Metallurg, Inc.'s change in its fiscal year from January 31 to a calendar year, effective as of December 31, 2000, the consolidated operating results of Metallurg for the year ending December 31, 2000 include the results of Metallurg, Inc., the parent holding company, for the 11 months ended December 31, 2000 and, consistent with historical reporting practice, the results of its operating subsidiaries for the 12 months ended December 31, 2000. The years ending January 31, 2000 and 1999 include the results of Metallurg, Inc. for the 12 months ended January 31, 2000 and 1999, respectively, and the results of its operating subsidiaries for the 12 months ended December 31, 1999 and 1998, respectively. The consolidated balance sheet data of Metallurg at January 31, 2000 and 1999 reflect the financial position of Metallurg, Inc. at January 31, 2000 and 1999, respectively, and of its operating subsidiaries at December 31, 1999 and 1998, respectively.

                                                                                                 INTERSEGMENT
                              SHIELDALLOY     LSM        GFE        EWW       CIF      OTHER     ELIMINATIONS   CONSOLIDATED
                              -----------   --------   --------   -------   -------   --------   ------------   ------------
                                                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Total revenue...............   $118,935     $180,579   $ 96,420   $36,554   $29,010   $180,492    $(115,118)      $526,872
Gross profit................      8,003       18,467     15,262     5,044     4,664     24,569         (340)        75,669
SG&A........................      9,479       10,110     12,275     1,999     1,567     17,867           73         53,370
Environmental expense
  recovery..................       (750)          --         --        --        --         --           --           (750)
Operating (loss) income.....     (1,406)       7,679      1,950     3,045     3,069      9,310         (340)        23,307
Interest income (expense),
  net.......................        747       (1,177)    (1,269)       60       177     (8,626)          --        (10,088)
Income tax (benefit)
  provision.................        (54)       2,167        616     2,206       416      3,559           --          8,910
Net (loss) income...........       (604)       4,584        314       731     2,750     22,406      (20,058)        10,123

YEAR ENDED JANUARY 31, 2000
Total revenue...............   $124,466     $153,863   $ 85,862   $32,862   $20,855   $168,870    $(109,694)      $477,084
Gross profit................      1,150       15,544     12,318     2,677     3,125     15,064        1,323         51,201
SG&A........................      8,281        9,044     12,911     2,795     1,349     20,266           28         54,674
Environmental expense
  recovery..................     (5,501)          --         --        --        --         --           --         (5,501)
Restructuring charges.......         --        2,357      3,444       735        --         --           --          6,536
Operating (loss) income.....     (2,310)       2,271     (5,179)     (853)    1,666     (1,426)       1,323         (4,508)
Interest income (expense),
  net.......................      2,532           24     (1,107)      (97)     (255)   (11,514)          --        (10,417)
Income tax provision........        429          670        534       154        --      1,930           --          3,717
Net (loss) income...........       (217)       1,470     (6,336)   (1,104)    1,403    (18,350)       4,476        (18,658)

YEAR ENDED JANUARY 31, 1999
Total revenue...............   $191,276     $178,119   $130,199   $47,785   $15,220   $215,065    $(165,671)      $611,993
Gross profit................     19,981       20,550     15,366     2,158     1,970     20,656          627         81,308
SG&A........................      9,312       10,358     12,275     2,524     1,727     22,442           --         58,638
Operating income (loss).....     10,105        7,771      1,994      (366)      243     (5,592)         627         14,782
Interest income (expense),
  net.......................      1,299         (328)    (1,089)      (15)     (283)    (9,454)          --         (9,870)
Income tax provision
  (benefit).................      3,529        1,835        174      (857)       --        107           --          4,788
Net income (loss)...........      7,617        5,301      2,985       429       (14)     4,753      (19,139)         1,932

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED JANUARY 31, 2000

Total Revenue

     Shieldalloy revenue was $5.5 million (4%) lower than the year ended January 31, 2000. Increased sales volume of niobium alloys was more than offset by lower sales volume and selling prices of silicon products and lower selling prices of chromium products. LSM revenue was $26.7 million (17%) higher than the year ended January 31, 2000, of which $10.9 million resulted from the acquisition of Hydelko on March 31, 2000. In addition, sales volume of aluminum products and selling prices of ferrotitanium increased in 2000. GfE revenue was $10.6 million (12%) higher than the year ended January 31, 2000 due primarily to increased selling prices of nickel-based products and increased sales volume of vanadium aluminum and niobium-based products. EWW revenue was $3.7 million (11%) higher in the current year than in the year ended January 31, 2000 due primarily to increased sales volume of low carbon ferrochrome. CIF revenue was $8.2 million (39%) higher than the year ended January 31, 2000 due to increased selling prices of tantalum products and increased sales volume of aluminum master alloys.

Gross Profit

     Gross profit increased to $75.7 million (14% of total revenue) in the year ended December 31, 2000 from $51.2 million (11% of total revenue) in the year ended January 31, 2000, an increase of 48%, due principally to improved profitability in low carbon ferrochrome and tantalum products. In addition, Shieldalloy recognized a lower of cost or market adjustment of $0.3 million in the year ended December 31, 2000 versus $6.4 million in the year ended January 31, 2000 related to ferrovanadium. Increased production volume and lower production costs resulting from restructuring activities implemented in the second half of 1999 also contributed to the increased gross profit in the year ended December 31, 2000.

Selling, General and Administrative Expenses ("SG&A")

     SG&A decreased to $53.4 million in the year ended December 31, 2000 from $54.7 million in the year ended January 31, 2000. Of this reduction, $0.5 million was due to the inclusion of only 11 months of Metallurg, Inc.'s expenses in the year ended December 31, 2000, due to the change in the fiscal year. Reduced compensation costs following reductions in staffing were offset by increased outside professional fee expenses and expenses incurred by acquired companies. For the year ended December 31, 2000, SG&A represented 10.1% of total revenues compared to 11.5% for the year ended January 31, 2000.

Operating Income

     Operating income of $23.3 million in the year ended December 31, 2000 reflected a significant improvement as compared to a loss of $4.5 million in the year ended January 31, 2000. The improvement was due primarily to the increase in gross profit, discussed above. The current year results also included an environmental expense recovery of $0.8 million. The prior year results included a restructuring provision of $6.5 million and an environmental expense recovery of $5.5 million.

Interest Expense, Net

     Interest expense, net was as follows (in thousands):

                                                                      YEAR ENDED
                                                              ---------------------------
                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Interest income.............................................    $  3,154       $  2,838
Interest expense............................................     (13,242)       (13,255)
                                                                --------       --------
     Interest expense, net..................................    $(10,088)      $(10,417)
                                                                ========       ========

     Interest expense, net, decreased slightly in the current year. External borrowing levels were higher during this period, primarily in the U.K., as a result of two acquisitions and the funding of a major capital project.

However, interest expense on Metallurg, Inc.'s Senior Notes was $0.9 million lower due to the change in its fiscal year.

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                                                      YEAR ENDED
                                                              ---------------------------
                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Total current...............................................     $5,112         $1,912
Total deferred..............................................      3,798          1,805
                                                                 ------         ------
     Income tax provision, net..............................     $8,910         $3,717
                                                                 ======         ======

     The difference between the statutory federal income tax rate and Metallurg's effective rate is principally due to: (i) losses in certain foreign jurisdictions for which the related deferred tax benefit was offset by a valuation allowance; (ii) a reduction in the statutory rate requiring a revaluation of deferred tax assets of certain German operations; (iii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $1.8 million in the year ended December 31, 2000; and (iv) the deferred tax effects of certain deferred tax assets, for which a corresponding credit has been recorded to "Additional paid-in capital", of $1.5 million in the year ended December 31, 2000. The deferred tax expenses referred to in items (iii) and (iv) above will not result in cash payments in future periods. See "Note 11. Income Taxes" to Metallurg's Consolidated Financial Statements.

Net Income (Loss)

     Net income was $10.1 million for the year ended December 31, 2000 compared to a loss of $18.7 million for the year ended January 31, 2000. The increase in the current year resulted primarily from increased gross profit, discussed above. In addition, the December 31, 2000 results included a pre-tax gain of $5.1 million relating to the sale of Solikamsk Magnesium Works ("SMW").

  YEAR ENDED JANUARY 31, 2000 COMPARED TO THE YEAR ENDED JANUARY 31, 1999

Total Revenue

     Shieldalloy's revenue decreased $66.8 million, or 35%, below 1998. As a result of the lower output of the U.S. steel industry, reduced volume and selling prices of ferrovanadium during 1999 resulted in a decrease in revenue of approximately $30 million. The majority of the remaining decline is attributable to lower volume and selling prices of ferrosilicon, chrome metal and low carbon ferrochrome resulting from lower demand from the steel and superalloy industries.

     Metallurg's European units were all affected negatively by oversupply of materials in the aerospace industry supply chain discussed earlier and weak production levels in the European steel industry. LSM's revenue was $24.2 million, or 14%, below 1998 due primarily to decreased volume of ferrotitanium and chromium metal sales. GfE's revenue was $44.3 million, or 34%, below 1998 due primarily to decreased selling prices and volume of vanadium aluminum and other titanium masteralloys, ferroniobium, ferrovanadium and chrome products. Revenue of EWW was $14.9 million, or 31%, below 1998 due primarily to reduced demand for low carbon ferrochrome.

Gross Profit

     Gross profit decreased to $51.2 million in the year ended January 31, 2000 from $81.3 million in the year ended January 31, 1999, a decrease of 37%, due principally to price and volume decreases in ferrovanadium, ferrotitanium, chromium and low carbon ferrochrome. Gross profit also reflects lower of cost or market inventory provisions of approximately $6.4 million relating to Shieldalloy's ferrovanadium products. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense by

$1.1 million and $1.4 million in the years ended January 31, 2000 and 1999, respectively, and increasing gross profit by equal amounts.

SG&A

     SG&A decreased to $54.7 million in the year ended January 31, 2000 from $58.6 million in the year ended January 31, 1999, a decrease of 7%, due principally to lower compensation costs. For the year ended January 31, 2000, SG&A represented 11.5% of Metallurg's sales compared to 9.7% for the year ended January 31, 1999.

Environmental Expense Recovery

     In June 1999, Shieldalloy recognized an environmental expense recovery of $5.5 million upon settlement with an insurance company relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at Shieldalloy's Newfield, New Jersey site.

Restructuring Charges

     During the second quarter of 1999, Metallurg commenced a restructuring program. The restructuring was initiated to reduce Metallurg's cost structure, to streamline management and production technical functions and focus resources in support of higher margin products at major production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. The restructuring predominately affects Metallurg's operations in Europe. As a result of the restructuring and other cost reduction initiatives, including the reduction of certain distribution activities, Metallurg expects to reduce its workforce by over 180 employees and generate cost savings of about $9-10 million annually in future periods. See "Note 4. Restructuring" to Metallurg's Consolidated Financial Statements.

Operating (Loss) Income

     Metallurg had an operating loss of $4.5 million in the year ended January 31, 2000 compared to operating income of $14.8 million in the year ended January 31, 1999. The decrease in operating income reflected the decrease in gross profit and restructuring charges of $6.5 million, offset somewhat by lower SG&A expenses and the environmental recovery of $5.5 million, as discussed above.

Interest Expense, Net

     Interest expense, net is as follows (in thousands):

                                                              YEAR ENDED JANUARY 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Interest income.............................................  $  2,838     $  2,963
Interest expense............................................   (13,255)     (12,833)
                                                              --------     --------
     Interest expense, net..................................  $(10,417)    $ (9,870)
                                                              ========     ========

     Interest expense, net, increased by $0.5 million reflecting higher effective interest rates and increased external borrowing levels.

Income Tax Provision, Net

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                              YEAR ENDED JANUARY 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Total current...............................................   $1,912        $5,489
Total deferred..............................................    1,805          (701)
                                                               ------        ------
     Income tax provision, net..............................   $3,717        $4,788
                                                               ======        ======

     The differences between the statutory federal income tax rate and Metallurg's effective rate result primarily because of: (i) the U.S. taxability of foreign dividends; (ii) the excess of the statutory federal income tax rate over foreign tax rates: (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.3 million in the year ended January 31, 2000; and (v) the deferred tax effects of certain deferred tax assets, for which a corresponding credit has been recorded to "Additional paid-in capital", of $1.0 million in the year ended January 31, 2000. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods. See "Note 11. Income Taxes" to Metallurg's Consolidated Financial Statements.

Net (Loss) Income

     Metallurg had a net loss of $18.7 million for the year ended January 31, 2000 compared to net income of $1.9 million for the year ended January 31, 1999. The decrease resulted mostly from reduced gross profit and the restructuring charges noted above.

 YEAR ENDED JANUARY 31, 1999 COMPARED TO THE FOUR QUARTERS ENDED JANUARY 31,
 1998

Total Revenue

     Total revenue decreased by 4%, to $612.0 million in the year ended January 31, 1999 from $637.1 million in the four quarters ended January 31, 1998. Although volume and selling prices of ferrovanadium increased significantly in the first half of 1998, market prices then declined by over 30% in the fourth quarter of 1998, reducing the overall growth in revenue from ferrovanadium sales during the year. Revenue from sales of chromium metal increased in the year ended January 31, 1999, due primarily to increased volume. These increases were more than offset, however, by a reduction in sales of low carbon ferrochrome, ferroboron, aluminum master alloys and compacted products, due primarily to lower volume. Revenue from sales of products not produced by Metallurg, primarily cobalt, silicon and manganese products, also declined during this period, due primarily to lower volume.

Gross Profit

     Gross profit decreased to $81.3 million in the year ended January 31, 1999 from $88.5 million in the four quarters ended January 31, 1998, a decrease of 8%, due principally to the decreases in low carbon ferrochrome margin resulting from lower selling prices and less favorable product mix. In aluminum master alloys and compacted products, a decrease in volume was more than offset by improvements in product mix and cost reductions. Gross profit also reflects lower of cost or market inventory provisions of approximately $7.9 million relating to ferrovanadium and several chrome products, which Metallurg recognized during the last two quarters of the year ended January 31, 1999. The values of Metallurg's assets were reduced pursuant to fresh-start reporting, reducing depreciation expense by $1.4 million and $1.1 million in the year ended January 31, 1999 and the four quarters ended January 31, 1998, respectively, and increasing gross profit by equal amounts.

SG&A

     SG&A were comparable in the two periods. For the year ended January 31, 1999, SG&A represented 9.7% of Metallurg's sales compared to 9.3% for the four quarters ended January 31, 1998.

Operating Income

     Operating income decreased to $14.8 million in the year ended January 31, 1999 from $29.9 million in the four quarters ended January 31, 1998, a decrease of 51%. The decrease in operating income reflected the decrease in gross margin, discussed above, as well as Merger-related costs of $7.9 million incurred in the year ended January 31, 1999. These Merger-related costs included: (a) $3.5 million for payments to cancel compensatory options; (b) $0.6 million in consent fees incurred in order to obtain a one-time waiver of the change of control provisions of the indenture with regard to Metallurg, Inc.'s Senior Notes and to amend the indenture to reflect the post-Merger ownership of Metallurg, Inc.; (c) $2.8 million for payments made pursuant to existing employment agreements with Metallurg, Inc. management; and (d) approximately $1.0 million of other Merger-related costs.

Interest Expense, Net

     Interest expense, net is as follows (in thousands):

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

Income Tax Provision, Net

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                                             FOUR QUARTERS
                                                           YEAR ENDED            ENDED
                                                        JANUARY 31, 1999    JANUARY 31, 1998
                                                        ----------------    ----------------
Total current.........................................       $5,489              $7,825
Total deferred........................................         (701)              1,571
                                                             ------              ------
     Income tax provision, net........................       $4,788              $9,396
                                                             ======              ======

     The differences between the statutory federal income tax rate and Metallurg's effective rate result primarily from: (i) the U.S. taxability of foreign dividends; (ii) the excess of the statutory federal income tax rate over foreign tax rates; (iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (iv) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized approximating $0.1 million in the year ended January 31, 1999; and (v) the deferred tax effects of certain deferred tax assets, for which a corresponding credit has been recorded to "Additional paid-in capital", of $0.7 million in the year ended January 31, 1999. The deferred tax expenses referred to in items (iv) and (v) above will not result in cash payments in future periods.

Net Income

     Net income decreased to $1.9 million for the year ended January 31, 1999 from $64.2 million for the four quarters ended January 31, 1998. The decrease in net income for the year ended January 31, 1999 resulted from reduced gross profit, Merger-related costs and increased interest expenses, as noted above. Included in net income for the four quarters ended January 31, 1998 is an extraordinary item of $42.2 million, representing primarily the cancellation of debt resulting from the consummation of Metallurg's Reorganization Plan, and a $5.1 million credit, representing the effects of revaluing Metallurg's assets and liabilities under fresh-start reporting. In addition, other income included gains on the sales of Metallurg, Inc.'s New York office building and of certain plant assets of GfE totaling $4.4 million.

LIQUIDITY AND FINANCIAL RESOURCES

     General -- The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At December 31, 2000, the Company had $34.0 million in cash equivalents and working capital of $121.3 million as compared to $59.8 million and $137.2 million, respectively, at January 31, 2000. For the year ended December 31, 2000, the Company used $4.8 million in cash from operations, including interest payments of $11.0 million on the Senior Notes.

     On October 29, 1999, Metallurg, Inc., Shieldalloy, and certain of their subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. Pursuant to the Revolving Credit Facility, Fleet National Bank, through its London office, is providing up to DM
20.5 million (approximately $9.9 million) of financing to GfE, which is guaranteed by the Borrowers and certain U.S. subsidiaries.

     Several of Metallurg's foreign subsidiaries have term loans and credit facility arrangements with local banking institutions to provide funds for working capital, capital expenditures and general corporate purposes. See "Note
10. Borrowings" to the Company's Consolidated Financial Statements.

     In April 2000, Metallurg, Inc. received cash proceeds of $8.3 million upon the sale of SMW, owned by one of Metallurg, Inc.'s operating subsidiaries.

     The Company believes that these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures through at least December 31, 2001.

     Capital Expenditures -- Metallurg invested $15.9 million in capital projects during the year ended December 31, 2000. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs"). Capital expenditures are budgeted to increase significantly over prior year levels to approximately $20 million in the year ended December 31, 2001, including $14 million of capital investments which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and major repairs of existing facilities. Although Metallurg has budgeted these items in the year ended December 31, 2001, Metallurg has not committed to complete these projects during that period, as such commitments are contingent on senior management approval and other conditions. Metallurg believes that these projects will be funded through existing and future internally generated cash and local credit lines.

     Acquisitions -- On March 31, 2000, LSM purchased the business of Hydelko, a Norwegian producer of master alloys for the aluminum industry, for $9.3 million in cash. The acquisition complements the production capabilities of Metallurg's operations in the U.K., the U.S. and Brazil by increasing its market shares in

Scandinavia, Europe and the U.S. and by introducing new product ideas. On September 29, 2000, LSM acquired the ferrotitanium business of Willan-Wogen for $1.7 million in cash. The acquisition expands LSM's production capacity and market share in this business.

     Purchase of Company Debt -- On October 17, 2000, Metallurg, Inc. completed the purchase of $76.1 million in face amount of the Senior Discount Notes of Metallurg Holdings, its parent company, for $19.7 million in cash. These Senior Discount Notes were not subsequently retired. The Senior Discount Notes were purchased on the open market in several separately negotiated transactions. Consent to the transaction from Metallurg, Inc.'s bank group under its Amended and Restated Loan Agreement, dated October 29, 1999, had been previously obtained. The purchased Senior Discount Notes had a book value on that date of $54.1 million. On a consolidated basis, the Company wrote off $1.7 million of related deferred issuance costs and recognized an extraordinary gain on the extinguishment of debt of $32.6 million, net of nil tax due to statutory exemption.

     Market Risk -- Metallurg uses financial instruments to manage the impact of foreign exchange rate changes on earnings and cash flows. Accordingly, Metallurg enters into forward exchange contracts to protect the value of existing foreign currency assets and liabilities and to hedge future foreign currency product costs. Gains and losses on these contracts are offset by the gains and losses on the underlying transactions.

     Environmental Remediation Costs -- American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities," states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the year ended December 31, 2000, Metallurg expended $2.6 million for environmental remediation.

     In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation, which, as of December 31, 2000, had an estimated cost of completion of $32.6 million. Of this amount, $5.0 million is expected to be expended in 2001, $5.4 million in 2002 and $2.3 million in 2003. In addition, Metallurg estimates it will make expenditures of $3.2 million with respect to environmental remediation at its foreign facilities. Of this amount, $0.6 million is expected to be expended over the next three years. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities. See "Note 14. Environmental Liabilities" to Metallurg's Consolidated Financial Statements.

     Metallurg believes that while its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, Metallurg believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137 that deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. The adoption of this standard did not have a material effect on the Company's financial statements as of January 1, 2001 and the Company believes, given its current level of relevant activity, that it will not have a material effect on its future financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following audited consolidated financial statements of Metallurg Holdings, Inc. and Metallurg, Inc. are presented herein pursuant to the requirements of Item 8 on the pages indicated below:

                                                              PAGE
                                                              -----
METALLURG HOLDINGS, INC. AND CONSOLIDATED
  SUBSIDIARIES -- AUDITED FINANCIAL STATEMENTS:
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP for the Transition Period Ended December 31, 2000, the
  Year Ended January 31, 2000 and the Period June 10, 1998
  (inception) to January 31, 1999...........................     25
Statements of Consolidated Operations for the Years Ended
  December 31, 2000 and January 31, 2000 and the Period June
  10, 1998 (inception) to January 31, 1999..................     26
Consolidated Balance Sheets at December 31, 2000 and January
  31, 2000..................................................     27
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 2000 and January 31, 2000 and the Period June
  10, 1998 (inception) to January 31, 1999..................     28
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2000 and January 31, 2000 and the
  Period June 10, 1998 (inception) to January 31, 1999......  29-60
Selected Quarterly Financial Data (unaudited) for the Years
  Ended December 31, 2000 and January 31, 2000..............     61
AUDITED FINANCIAL STATEMENT SCHEDULE:
Report of Independent Accountants on Financial Statement
  Schedule -- PricewaterhouseCoopers LLP for the Years Ended
  December 31, 2000 and January 31, 2000....................     62
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................     63

METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES -- AUDITED
  FINANCIAL STATEMENTS:
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP for the Transition Period Ended December 31, 2000 and
  the Years Ended January 31, 2000 and 1999.................     64
Statements of Consolidated Operations for the Years Ended
  December 31, 2000, January 31, 2000 and January 31,
  1999......................................................     65
Consolidated Balance Sheets at December 31, 2000 and January
  31, 2000..................................................     66
Statements of Consolidated Cash Flows for the Years Ended
  December 31, 2000, January 31, 2000 and January 31,
  1999......................................................     67
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2000, January 31, 2000 and January 31,
  1999......................................................  68-97
Selected Quarterly Financial Data (unaudited) for the Years
  Ended December 31, 2000 and January 31, 2000..............     98
AUDITED FINANCIAL STATEMENT SCHEDULE:
Report of Independent Accountants on Financial Statement
  Schedule -- PricewaterhouseCoopers LLP for the Years Ended
  December 31, 2000 and January 31, 2000....................     99
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................    100

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Metallurg Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Metallurg Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2000 (the "Transition Period", see footnote 1) and January 31, 2000, and the results of their operations and their cash flows for the Transition Period ended December 31, 2000, the year ended January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 22, 2001

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)

                                                                                             PERIOD
                                                                  YEAR ENDED             JUNE 10, 1998
                                                          ---------------------------    (INCEPTION) TO
                                                          DECEMBER 31,    JANUARY 31,     JANUARY 31,
                                                 NOTES        2000           2000             1999
                                                 -----    ------------    -----------    --------------
Sales..........................................     1       $526,290       $476,409         $256,183
Commission income..............................     1            582            675              397
                                                            --------       --------         --------
  Total revenue................................              526,872        477,084          256,580
Cost of sales..................................              451,203        425,883          233,697
                                                            --------       --------         --------
  Gross profit.................................               75,669         51,201           22,883
Selling, general and administrative expenses...               58,642         59,906           30,384
Environmental expense recovery.................    15           (750)        (5,501)              --
Restructuring charges..........................     5           (258)         6,536               --
Merger-related costs...........................     2             --             --            4,347
                                                            --------       --------         --------
  Operating income (loss)......................               18,035         (9,740)         (11,848)
Other:
  Other income (expense), net..................    14          5,491           (151)           1,082
  Interest expense, net........................    10        (18,355)       (19,747)         (10,322)
                                                            --------       --------         --------
  Income (loss) before income tax provision,
     minority interest and extraordinary
     item......................................                5,171        (29,638)         (21,088)
Income tax provision (benefit).................  1,12          8,895          3,732           (5,623)
                                                            --------       --------         --------
  Loss before minority interest and
     extraordinary item........................               (3,724)       (33,370)         (15,465)
Minority interest..............................     1            323            135               --
                                                            --------       --------         --------
  Net loss before extraordinary item...........               (3,401)       (33,235)         (15,465)
Extraordinary item.............................     3         32,649             --               --
                                                            --------       --------         --------
  Net income (loss)............................               29,248        (33,235)         (15,465)
Other comprehensive (loss) income:
  Foreign currency translation adjustment......  1,13         (4,530)        (1,206)              72
  Minimum pension liability adjustment.........     9            (58)          (309)             (57)
                                                            --------       --------         --------
  Comprehensive income (loss)..................             $ 24,660       $(34,750)        $(15,450)
                                                            ========       ========         ========

                See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,    JANUARY 31,
                                                              NOTES        2000           2000
                                                              -----    ------------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     1       $ 34,008       $ 59,780
  Trade receivables, less allowance for doubtful accounts
     (December 31, 2000: $1,837; January 31, 2000:
     $2,449)................................................     1         69,212         68,386
  Inventories...............................................   1,7         91,176         80,653
  Prepaid expenses and other current assets.................               14,981         10,728
                                                                         --------       --------
          Total current assets..............................              209,377        219,547
Investments in affiliates...................................   1,6            977          5,187
Goodwill....................................................   1,2         89,063         93,717
Property, plant and equipment, net..........................   1,8         61,428         52,545
Other assets................................................               19,987         20,390
                                                                         --------       --------
          Total.............................................             $380,832       $391,386
                                                                         ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...........................................    10       $  9,782       $  1,099
  Current portion of long-term debt.........................    10          1,523            833
  Trade payables............................................               44,985         48,792
  Accrued expenses..........................................               22,056         23,666
  Current portion of environmental liabilities..............  1,15          5,598          6,691
  Taxes payable.............................................    12          4,116          1,311
                                                                         --------       --------
          Total current liabilities.........................               88,060         82,392
                                                                         --------       --------
Long-term Liabilities:
  Long-term debt............................................    10        148,223        187,932
  Accrued pension liabilities...............................   1,9         33,442         35,890
  Environmental liabilities, net............................  1,15         30,219         31,819
  Other liabilities.........................................                7,029          6,220
                                                                         --------       --------
          Total long-term liabilities.......................              218,913        261,861
                                                                         --------       --------
          Total liabilities.................................              306,973        344,253
                                                                         --------       --------
Commitments and Contingencies...............................    16
Minority Interest...........................................     1            557            (24)
Shareholders' Equity:
Common stock -- par value $.01 per share, authorized 30,000
  shares, no shares issued and outstanding..................    13             --             --
Series A Voting Convertible Preferred Stock -- par value
  $.01 per share, authorized 10,000 shares, issued and
  outstanding 5,202.335 shares..............................    13             --             --
Series B Non-Voting Preferred Stock -- par value $.01 per
  share, authorized 10,000 shares, issued and outstanding
  4,524 shares..............................................    13             --             --
Additional paid-in capital..................................    13         98,842         97,357
Accumulated other comprehensive loss........................    13         (6,088)        (1,500)
Retained deficit............................................    13        (19,452)       (48,700)
                                                                         --------       --------
          Total shareholders' equity........................               73,302         47,157
                                                                         --------       --------
          Total.............................................             $380,832       $391,386
                                                                         ========       ========

                See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            PERIOD
                                                                 YEAR ENDED             JUNE 10, 1998
                                                         ---------------------------    (INCEPTION) TO
                                                         DECEMBER 31,    JANUARY 31,     JANUARY 31,
                                                             2000           2000             1999
                                                         ------------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................    $ 29,248       $(33,235)       $ (15,465)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Depreciation and amortization........................      13,749         13,766            7,035
  (Gain) loss on sales of assets.......................      (5,159)           146              268
  Deferred income taxes................................       3,798          1,805           (3,021)
  Interest accretion on Senior Discount Notes..........       8,068          9,170            4,523
  Restructuring charges................................        (258)         6,536               --
  Extraordinary item...................................     (32,724)            --               --
  Executive stock awards...............................          --             --              354
                                                           --------       --------        ---------
          Total........................................      16,722         (1,812)          (6,306)
Changes in operating assets and liabilities:
  (Increase) decrease in trade receivables.............      (4,530)        (8,757)          35,008
  (Increase) decrease in inventories...................     (11,059)        35,863            4,799
  (Increase) decrease in other current assets..........      (3,774)         5,077           (3,010)
  Increase (decrease) in trade payables and accrued
     expenses..........................................       6,008         21,582          (33,167)
  Restructuring payments...............................      (1,695)        (2,036)              --
  Environmental payments...............................      (2,633)        (2,866)          (2,023)
  Other assets and liabilities, net....................      (3,813)       (11,512)            (451)
                                                           --------       --------        ---------
          Net cash (used in) provided by operating
            activities.................................      (4,774)        35,539           (5,150)
                                                           --------       --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment.............     (15,872)       (13,932)          (8,687)
Proceeds from asset sales..............................       8,486            173              133
Acquisitions, net of cash..............................     (11,386)            --           (1,096)
Cash paid for Metallurg, net of cash acquired..........          --             --         (112,345)
Other, net.............................................          68             74             (551)
                                                           --------       --------        ---------
          Net cash used in investing activities........     (18,704)       (13,685)        (122,546)
                                                           --------       --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt...........................       8,545          2,021           69,493
Repayment of long-term debt............................        (823)          (914)          (1,541)
Net borrowing (repayment) of short-term debt...........       9,495         (1,492)           2,483
Metallurg, Inc. purchase of Senior Discount Notes......     (19,714)            --               --
Minority interest contribution.........................         676             --               --
Capital contribution from Safeguard International......          --             --           97,023
Other..................................................          --             --           (1,770)
                                                           --------       --------        ---------
          Net cash (used in) provided by financing
            activities.................................      (1,821)          (385)         165,688
                                                           --------       --------        ---------
Effects of exchange rate changes on cash and cash
  equivalents..........................................        (473)           (84)             403
                                                           --------       --------        ---------
Net (decrease) increase in cash and cash equivalents...     (25,772)        21,385           38,395
Cash and cash equivalents -- beginning of period.......      59,780         38,395               --
                                                           --------       --------        ---------
Cash and cash equivalents -- end of period.............    $ 34,008       $ 59,780        $  38,395
                                                           ========       ========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes.............................    $  3,520       $  1,450        $   7,939
                                                           ========       ========        =========
Cash paid for interest.................................    $ 13,446       $ 12,570        $  12,372
                                                           ========       ========        =========

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

     Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for engineered applications in aerospace, power supply, automotive, petrochemical processing and telecommunications. Metallurg sells more than 500 different products to over 3,000 customers worldwide (primarily in North America and Europe).

     Basis of Presentation and Consolidation -- The consolidated financial statements include the accounts of Metallurg Holdings, Metallurg, Inc. and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The accounts of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52.

     Effective December 31, 2000, Metallurg Holdings and Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the year ended December 31, 2000 (the "Transition Period") includes 11 months of results for the parent holding companies, Metallurg Holdings and Metallurg, Inc., and, consistent with historical reporting practice, the 12 months ended December 31, 2000 of results of Metallurg, Inc.'s operating subsidiaries. The Company's results for the Transition Period ended December 31, 2000 were total revenue of $526,872,000, operating income of $18,035,000, a tax provision of $8,895,000 and net income of $29,248,000. Had the prior year only included 11 months of Metallurg Holdings and Metallurg, Inc., the parent holding companies, the Company would have reported total revenue of $477,084,000, an operating loss of $8,847,000, a tax provision of $3,729,000 and a net loss of $30,759,000.

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

     Goodwill -- Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired in business combinations, is being amortized on a straight-line basis over 20 years. For the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, amortization expense was $4,654,000, $5,077,000 and $2,750,000, respectively. The Company assesses whether its long-lived assets are impaired, based on an evaluation of undiscounted projected cash flows,

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

whenever significant events or changes occur that might impair recovery of recorded costs through the remaining amortization period. In the event an impairment of long-lived assets is present, the recoverability of goodwill will be assessed. See "Note 2. Acquisition Transactions" to the Company's Consolidated Financial Statements.

     Property and Depreciation -- Depreciation is computed using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

     Valuation of Long-Lived Assets -- The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     Minority Interest -- Minority interest in the statements of operations represents the minority shareholders' share of the income or loss of consolidated subsidiaries. Minority interest in the balance sheets reflects the original investment by the minority shareholders in these subsidiaries together with their share of these subsidiaries' earnings or losses.

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

     Shipping and handling costs have been reclassified from revenue to cost of sales in accordance with guidance established by Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The reclassification amounts were $4,302,000, $4,567,000 and $2,022,000 for the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively. The change in classification did not impact net income in any year.

     Environmental Remediation Costs -- Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are generally not discounted to their present value.

     Income Taxes -- The Company uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company does not provide for U.S. federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries which approximated $42,200,000, $38,900,000 and $40,000,000 at December 31, 2000, January 31, 2000 and January 31, 1999, respectively.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Retirement Plans -- Pension costs of Metallurg, Inc. and its domestic consolidated subsidiaries are funded or accrued currently. Metallurg's foreign subsidiaries maintain separate pension plans for their employees. Such foreign plans are either funded currently or accruals are recorded in the respective balance sheets to reflect pension plan liabilities.

     Stock-Based Compensation -- Metallurg, Inc. accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of Metallurg, Inc.'s common stock at the date of grant over the amount an employee must pay to acquire the stock. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" are presented in "Note 13. Shareholders' Equity".

     Foreign Exchange Gains and Losses -- Foreign exchange transaction (losses) gains of $(81,000), $954,000 and $192,000 were recorded for the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively. Translation gains and losses resulting from reporting foreign subsidiaries in U.S. dollars are recorded directly to shareholders' equity.

     Financial Instruments -- Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. Unrealized gains and losses are deferred as adjustments of carrying amounts and recognized in income when the hedged transactions are complete. Gains and losses on unhedged foreign currency transactions are included in income. Metallurg does not hold or issue financial instruments for trading purposes.

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137 that deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. The adoption of this standard did not have a material effect on the Company's financial statements as of January 1, 2001 and the Company believes, given its current level of relevant activity, that it will not have a material effect on its future financial statements.

     Earnings Per Share -- Earnings per share is not presented since Metallurg Holdings is wholly owned by a group of private investors led by and including Safeguard International.

     Reclassification -- Certain prior year amounts were reclassified to conform to current year presentations.

2. ACQUISITION TRANSACTIONS

     On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, merging with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International (an international private equity fund that invests primarily in equity securities of companies in process industries), certain limited partners of Safeguard International, certain individuals and private equity funds.

     At the time of the Merger, each outstanding share of Metallurg, Inc.'s common stock, par value $.01 per share, was converted into the right to receive $30 in cash, representing an aggregate cash price of

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

2. ACQUISITION TRANSACTIONS -- (CONTINUED)

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

3. EXTRAORDINARY ITEM

     On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of the Senior Discount Notes of Metallurg Holdings, its parent company, for $19,714,000 in cash. The Senior Discount Notes were purchased on the open market in several separately negotiated transactions. Consent to the transaction from Metallurg, Inc.'s bank group under its Amended and Restated Loan Agreement, dated October 29, 1999, had been previously obtained. The purchased Senior Discount Notes had a book value on that date of $54,135,000. On a consolidated basis, the Company wrote off $1,697,000 of related deferred issuance costs and recognized an extraordinary gain on the extinguishment of debt of $32,649,000, net of nil tax due to statutory exemption.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

4. SEGMENTS AND RELATED INFORMATION

     Metallurg operates in one significant industry segment, the manufacture and sale of performance enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties. The results of Metallurg Holdings consist primarily of interest expense on the Senior Discount Notes, amortization of goodwill and deferred debt issuance costs and general overhead expenses. Such costs are reported in the segment "Other" below.

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

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") -- This unit is comprised mainly of three production facilities in the U.K. which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. On March 31, 2000, LSM acquired the business of Hydelko KS ("Hydelko"), a Norwegian producer of master alloys for the aluminum industry. On September 27, 2000 LSM acquired the ferrotitanium business of Willan-Wogen Alloys Limited ("Willan-Wogen"), another U.K. company.

     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

     Elektrowerk Weisweiler GmbH ("EWW") -- This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     Companhia Industrial Fluminense ("CIF") -- This unit is comprised mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates tantalum and niobium containing ores that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

     In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

4. SEGMENTS AND RELATED INFORMATION -- (CONTINUED)

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. The Company does not allocate general corporate overhead expenses to operating segments.

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

                                                                                                   INTERSEGMENT   CONSOLIDATED
                                 SHIELDALLOY     LSM        GFE       EWW       CIF      OTHER     ELIMINATIONS      TOTALS
                                 -----------   --------   -------   -------   -------   --------   ------------   ------------
YEAR ENDED DECEMBER 31, 2000
Revenue from external
  customers....................   $114,297     $136,362   $84,706   $14,548   $14,946   $162,013                    $526,872
Intergroup revenue.............      4,638       44,217    11,714    22,006    14,064     18,479    $(115,118)            --
Interest income................      1,152           51        89       116       551      3,893       (2,639)         3,213
Interest expense...............        405        1,228     1,358        56       374     20,786       (2,639)        21,568
Depreciation and
  amortization.................      1,409        3,398     1,654       641       988      5,659           --         13,749
Income tax (benefit)
  provision....................        (54)       2,167       616     2,206       416      3,544           --          8,895
Net (loss) income..............       (604)       4,584       314       731     2,750     41,531      (20,058)        29,248
Assets.........................     74,556       95,605    41,854    29,591    16,086    286,121     (162,981)       380,832
Capital expenditures...........      3,435        8,746     1,840       234       887        730           --         15,872
YEAR ENDED JANUARY 31, 2000
Revenue from external
  customers....................   $119,665     $116,477   $72,476   $12,151   $ 9,158   $147,157                    $477,084
Intergroup revenue.............      4,801       37,386    13,386    20,711    11,697     21,713    $(109,694)            --
Interest income................      2,564          116       122        36        87      4,317       (4,217)         3,025
Interest expense...............         32           92     1,229       133       342     25,161       (4,217)        22,772
Depreciation and
  amortization.................      1,519        2,980     1,877       767       867      5,756           --         13,766
Income tax provision...........        429          670       534       154        --      1,945           --          3,732
Net (loss) income..............       (217)       1,470    (6,336)   (1,104)    1,403    (32,927)       4,476        (33,235)
Assets.........................     67,959       81,284    39,841    28,591    13,312    336,506     (176,107)       391,386
Capital expenditures...........      3,920        5,494     2,163       380     1,331        644           --         13,932
PERIOD JUNE 10, 1998
  (INCEPTION)
  TO JANUARY 31, 1999
Revenue from external
  customers....................   $ 70,454     $ 55,739   $46,181   $ 6,666   $ 3,589   $ 73,951                    $256,580
Intergroup revenue.............      2,303       21,232    12,006    12,091     4,989     20,098    $ (72,719)            --
Interest income................        790          114       122        42        45      1,908       (1,511)         1,510
Interest expense...............         93           36       748        74       174     12,218       (1,511)        11,832
Depreciation and
  amortization.................        737        1,234     1,155       501       413      2,995           --          7,035
Income tax (benefit)
  provision....................     (2,690)         614    (1,107)   (2,014)       --       (426)          --         (5,623)
Net (loss) income..............     (1,498)       2,501     1,294      (593)      581    (17,750)          --        (15,465)
Assets.........................     88,601       75,221    43,927    36,148    12,525    383,402     (225,468)       414,356
Capital expenditures...........      1,441        2,238     2,637       712       576      1,083           --          8,687

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

4. SEGMENTS AND RELATED INFORMATION -- (CONTINUED)

     Metallurg sells its products in over 50 countries. The following table presents revenue by country based on the location of the user of the product (in thousands):

                                                                                              PERIOD
                                                                     YEAR ENDED           JUNE 10, 1998
                                                             --------------------------   (INCEPTION) TO
                                                             DECEMBER 31,   JANUARY 31,    JANUARY 31,
                                                                 2000          2000            1999
                                                             ------------   -----------   --------------
U.S. ......................................................    $153,500      $131,377        $207,079
Germany....................................................      80,225        70,130          84,533
U.K. ......................................................      49,243        44,101          54,022
South Africa...............................................      35,695        28,099          28,539
Sweden.....................................................      31,789        22,515          28,557
Canada.....................................................      23,251        37,070          37,700
Italy......................................................      18,319        13,945          18,294
Other......................................................     134,268       129,172         152,434
Commission income..........................................         582           675             835
                                                               --------      --------        --------
  Metallurg revenue for the years ended December 31, 2000,
     January 31, 2000 and January 31, 1999.................     526,872       477,084         611,993
Elimination of Metallurg revenue prior to Merger date......          --            --         355,413
                                                               --------      --------        --------
  Company revenue since Merger date........................    $526,872      $477,084        $256,580
                                                               ========      ========        ========

     The following table presents property, plant and equipment by country based on the location of the assets (in thousands):

                                                              DECEMBER 31,   JANUARY 31,
                                                                  2000          2000
                                                              ------------   -----------
U.K. .......................................................    $24,729        $20,903
U.S. .......................................................     13,625         11,523
Germany.....................................................     11,587         12,788
Brazil......................................................      5,507          5,707
Other.......................................................      5,980          1,624
                                                                -------        -------
  Total.....................................................    $61,428        $52,545
                                                                =======        =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

5. RESTRUCTURING

     During the second quarter of 1999, Metallurg commenced a restructuring program. The restructuring was initiated to reduce Metallurg's cost structure, to streamline management and production functions and focus resources in support of higher-margin products at major production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. The restructuring affects certain of Metallurg's operations in Europe. Details of the restructuring charge are as follows (in thousands):

                                                                      UTILIZED          BALANCE AT
                                                     ORIGINAL    ------------------    DECEMBER 31,
                                                     ACCRUAL      CASH     NON-CASH        2000
                                                     --------    ------    --------    ------------
Severance and other employee costs.................   $4,538     $3,661     $  549*        $328
Write-down of property and equipment and related
  spare parts and supplies.........................    1,289         --      1,029          260
Other..............................................      709         70        350          289
                                                      ------     ------     ------         ----
     Total.........................................   $6,536     $3,731     $1,928         $877
                                                      ======     ======     ======         ====

---------------

* Includes a reduction in the restructuring accrual of $258,000 as a result of changes in the business subsequent to the establishment of the accrual and $291,000 of foreign currency translation adjustments.

     During 1999, a charge of $4,179,000 was recorded with respect to the restructuring of Metallurg's German operations (GfE and EWW). Ninety-four employees were notified of terminations as operations were curtailed in line with current demands for Metallurg's products. Provisions of $2,393,000 for severance costs, $1,223,000, primarily for the write-down of redundant fixed assets, and $563,000 of other costs were recorded. As of December 31, 2000, 58 employees had terminated service pursuant to the restructuring plan and payments totaling $1,586,000 were made in respect of these severance costs. In 2000, as a result of recent improvements in GfE's other ongoing operations, 31 employees that were due to be terminated were offered continued employment in expanded operations and the related accrual was reversed. The balance of remaining restructuring costs will be substantially disbursed by the end of 2001, when certain production activities are permanently closed down. Additionally, fixed assets and spare parts with an aggregate net book value of $863,000 have been taken out of service.

     During the fourth quarter of 1999, a charge of $2,357,000 was recorded with respect to the restructuring of Metallurg's U.K. operations (LSM). Fifty-five employees terminated service as part of LSM's plan to simplify its organization and reduce costs by restructuring its businesses into fewer operating divisions. In addition, administrative functions were relocated to its Rotherham plant site from its London office, which was closed. Provisions of $2,145,000 for severance costs and $212,000 related to the costs of the office closing were recorded. The restructuring was completed during 2000.

6. INVESTMENTS IN AFFILIATES

     On March 31, 2000, LSM acquired the business of Hydelko, a Norwegian producer of master alloys for the aluminum industry, for $9,346,000. On September 29, 2000, LSM acquired the ferrotitanium business of Willan-Wogen for $1,693,000. These acquisitions have been accounted for under purchase accounting and resulted in goodwill of $2,292,000.

     In April 2000, Metallurg sold its entire interest in Solikamsk Magnesium Works ("SMW") for $8,311,000, resulting in a gain of $5,128,000.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

7. INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Raw materials...............................................    $20,491         $16,222
Work in process.............................................      2,854           3,212
Finished goods..............................................     64,781          57,607
Other.......................................................      3,050           3,612
                                                                -------         -------
     Total..................................................    $91,176         $80,653
                                                                =======         =======

8. PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows (in thousands):

                                                            DECEMBER 31,    JANUARY 31,    ESTIMATED
                                                                2000           2000          LIVES
                                                            ------------    -----------    ---------
Land......................................................    $ 2,639         $ 2,788
Buildings and leasehold improvements......................     17,929          16,822        5-50
Machinery.................................................     53,433          39,794        3-12
Office furniture and equipment............................      9,680           5,346        3-10
Transportation equipment..................................      2,937           2,393         2-5
Construction in progress..................................      4,285           5,188
                                                              -------         -------
     Total................................................     90,903          72,331
Less: accumulated depreciation............................     29,475          19,786
                                                              -------         -------
     Property, plant and equipment, net...................    $61,428         $52,545
                                                              =======         =======

     Depreciation expense related to property, plant and equipment charged to operations for the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999 was $8,177,000, $7,660,000 and $3,700,000, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9. RETIREMENT PLANS

     Metallurg Holdings does not have any retirement plans. Metallurg maintains defined benefit plans for its employees in the U.S., the U.K., Germany and Norway. In addition, other benefit plans are maintained by Metallurg in the U.S. and overseas.

  DEFINED BENEFIT PLANS

     The following table summarizes the changes in benefit obligation and changes in plan assets for Metallurg's defined benefit plans (in thousands).

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $122,149       $125,431
Acquisition.................................................         921             --
Service cost................................................       2,059          2,458
Interest cost...............................................       7,027          6,892
Actuarial loss (gain).......................................       7,461         (4,656)
Effect of restructuring.....................................          --          2,245
Employee contributions......................................         296            328
Benefits paid...............................................      (5,423)        (5,282)
Foreign currency translation adjustment.....................      (7,651)        (5,267)
                                                                --------       --------
  Benefit obligation at end of year.........................     126,839        122,149
                                                                --------       --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     103,528         90,989
Acquisition.................................................         592             --
Actual return on plan assets................................      (2,774)        15,713
Employer and employee contributions.........................       1,757          1,740
Benefits paid...............................................      (3,448)        (3,005)
Foreign currency translation adjustment.....................      (6,198)        (1,909)
                                                                --------       --------
  Fair value of plan assets at end of year..................      93,457        103,528
                                                                --------       --------
Funded status...............................................     (33,382)       (18,621)
Unrecognized net actuarial loss (gain)......................      10,949         (7,101)
Unrecognized prior service cost.............................          86             93
                                                                --------       --------
  Accrued benefit cost, net.................................    $(22,347)      $(25,629)
                                                                ========       ========
Amounts recognized in the balance sheet are as follows:
  Prepaid benefit...........................................    $ 10,122       $  9,416
  Accrued pension liabilities...............................     (32,893)       (35,411)
  Adjustment required to recognize minimum liability........         424            366
                                                                --------       --------
  Net amount recognized in balance sheet....................    $(22,347)      $(25,629)
                                                                ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9. RETIREMENT PLANS -- (CONTINUED)

                                                                         YEAR ENDED
                                                         ------------------------------------------
                                                         DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                             2000           2000           1999
                                                         ------------    -----------    -----------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate..........................................   5.5%-7.5%       5.5%-7.5%      5.5%-6.5%
Rate of compensation increase..........................   3.0%-4.5%       3.0%-5.0%      3.0%-4.5%
Expected return on plan assets.........................   7.0%-9.0%       7.0%-9.0%      8.0%-9.0%

     The following table summarizes the components of net periodic benefit cost (in thousands):

                                                                                           PERIOD
                                                                YEAR ENDED              JUNE 10, 1998
                                                        ---------------------------    (INCEPTION) TO
                                                        DECEMBER 31,    JANUARY 31,      JANUARY 31,
                                                            2000           2000             1999
                                                        ------------    -----------    ---------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost..........................................    $ 2,059         $ 2,458         $  1,970
Interest cost.........................................      7,027           6,892            7,104
Expected return on plan assets........................     (7,571)         (6,866)         (11,164)
Net amortization and deferral.........................       (197)             70            4,613
                                                          -------         -------         --------
  Metallurg pension cost for the years ended December
     31, 2000, January 31, 2000 and January 31,
     1999.............................................      1,318           2,554            2,523
Elimination of Metallurg pension cost prior to the
  merger date.........................................         --              --           (1,251)
                                                          -------         -------         --------
  Company pension cost since the merger date..........    $ 1,318         $ 2,554         $  1,272
                                                          =======         =======         ========

     The following tables summarize the funded status of Metallurg's defined benefit plans.

     Metallurg, Inc. and its domestic subsidiaries have defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. The funded status of these plans is as follows (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Benefit obligation..........................................    $(19,029)      $(18,425)
Plan assets.................................................      19,095         20,954
                                                                --------       --------
     Net....................................................          66          2,529
Unrecognized actuarial gain.................................      (1,442)        (4,435)
Unrecognized prior service cost.............................          86             93
                                                                --------       --------
     Accrued pension liability..............................    $ (1,290)      $ (1,813)
                                                                ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9. RETIREMENT PLANS -- (CONTINUED)
     LSM maintains defined benefit pension plans covering all eligible employees. Substantially all plan assets are invested in listed stocks and bonds. The funded status of these plans is as follows (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Benefit obligation..........................................    $(76,223)      $(69,640)
Plan assets.................................................      73,823         82,429
                                                                --------       --------
     Net....................................................      (2,400)        12,789
Unrecognized actuarial loss (gain)..........................      12,105         (3,373)
                                                                --------       --------
     Net prepaid pension cost...............................    $  9,705       $  9,416
                                                                ========       ========
Amounts recognized in the balance sheet are as follows:
     Prepaid pension cost...................................    $ 10,122       $  9,416
     Accrued pension liability..............................        (417)            --
                                                                --------       --------
     Net amount recognized in balance sheet.................    $  9,705       $  9,416
                                                                ========       ========

     Metallurg's German subsidiaries maintain defined benefit pension plans covering all eligible employees. The funded status of these plans is as follows (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Benefit obligation..........................................    $(31,587)      $(34,084)
Plan assets.................................................         539            145
                                                                --------       --------
     Net....................................................     (31,048)       (33,939)
Unrecognized actuarial loss.................................         286            707
Adjustment to recognize minimum liability...................        (424)          (366)
                                                                --------       --------
     Accrued liability......................................    $(31,186)      $(33,598)
                                                                ========       ========

  OTHER BENEFIT PLANS

     Metallurg, Inc. maintains a defined contribution plan covering substantially all of the salaried employees of Metallurg, Inc. and its domestic subsidiaries. The related expense, net of forfeitures, was $205,000, $15,000 and $704,000 in the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively.

     Balance sheet accruals for pension plans of Metallurg, Inc.'s other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Accrued pension liabilities for these plans were $549,000 and $479,000 at December 31, 2000 and January 31, 2000,
respectively. Pension expense relating to these plans was $220,000, $74,000 and $115,000 for the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

10. BORROWINGS

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Metallurg Holdings:
  Senior Discount Notes.....................................    $ 86,938       $ 78,870
                                                                --------       --------
Metallurg, Inc.:
  Senior Notes..............................................     100,000        100,000
                                                                --------       --------
Foreign subsidiaries:
  LSM.......................................................      10,074          2,019
  GfE.......................................................       5,516          6,230
  EWW.......................................................       1,062          1,607
  Other.....................................................         291             39
                                                                --------       --------
                                                                  16,943          9,895
                                                                --------       --------
Less: elimination of certain Senior Discount Notes on
  consolidation.............................................      54,135             --
                                                                --------       --------
     Subtotal...............................................     149,746        188,765
Less: amounts due within one year...........................       1,523            833
                                                                --------       --------
     Total long-term debt...................................    $148,223       $187,932
                                                                ========       ========

  METALLURG HOLDINGS

     At the time of the Merger, Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering of $121,000,000 aggregate principal amount at maturity of Senior Discount Notes due 2008 in a Rule 144A private placement to qualified institutional investors. In October 1998, the 144A notes were exchanged for similar notes registered under the Securities Act of 1933, as amended. On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of the Senior Discount Notes of Metallurg Holdings, its parent company, for $19,714,000 in cash. These Senior Discount Notes were not subsequently retired, however, they eliminate on consolidation with Metallurg. See "Note 3. Extraordinary Item".

     The Senior Discount Notes will accrete at a rate of 12 3/4%, compounded semi-annually, to July 15, 2003. Cash interest will not accrue or be payable prior to such date. Commencing July 15, 2003, the Senior Discount Notes will accrue cash interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Senior Discount Notes are redeemable at the option of Metallurg Holdings, in whole or in part, at any time on or after July 15, 2003. Prior to July 15, 2001, a maximum of 34% of the Senior Discount Notes may be redeemed with net proceeds of one or more public equity offerings of Metallurg Holdings. The Senior Discount Notes are senior, collateralized obligations of Metallurg Holdings and rank pari passu in right of payment with all existing and future unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness of Metallurg Holdings. However, the Senior Discount Notes are effectively subordinated to all existing and future liabilities of Metallurg.

     The Senior Discount Notes are collateralized by an assignment and pledge to a trustee of (i) all of the outstanding equity interests held by Metallurg Holdings in Metallurg, Inc. and (ii) all promissory notes issued from time to time to Metallurg Holdings by Metallurg, Inc. The indenture contains limitations on, among other things, the ability of Metallurg Holdings to incur indebtedness and enter into certain mergers, consolidations or assets sales. In the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, Metallurg Holdings recognized approximately $8,068,000,

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

10. BORROWINGS -- (CONTINUED)

$9,170,000 and $4,523,000, respectively, of interest expense related to the Senior Discount Notes. Other interest expense, including that of Metallurg, totaled $13,500,000, $13,602,000 and $7,309,000, respectively, during these periods.

     Metallurg Holdings is a holding company, and its ability to meet its payment obligations on the Senior Discount Notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries. Metallurg Holdings does not have, and may not in the future have, any material tangible assets other than the common stock of Metallurg, Inc. Metallurg, Inc. and its subsidiaries are parties to various credit agreements, including the Senior Note indenture and the Revolving Credit Facility, which impose substantial restrictions on Metallurg, Inc.'s ability to pay dividends to Metallurg Holdings.

  METALLURG, INC. AND DOMESTIC SUBSIDIARIES

     In November 1997, Metallurg, Inc. sold the Senior Notes, which mature in 2007 and accrue interest at a rate of 11% per annum, payable semi-annually commencing in June 1998. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, at any time on or after December 2002. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis. The Senior Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, Metallurg, Inc. is prohibited from making dividends in an amount greater than 50% of its net income under terms of the Senior Note indenture.

     On October 29, 1999, Metallurg, Inc., Shieldalloy and certain of Metallurg Inc.'s other subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. This facility provides the Borrowers with up to $50,000,000 of financing resources and provides for a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0%-2.5% or (ii) Prime, plus up to 1.0% based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Revolving Credit Facility permits borrowings of up to $50,000,000 for working capital requirements and general corporate purposes, up to $35,000,000 of which may be used for letters of credit in the U.S. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10,000,000 level.

     The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At December 31, 2000, there were no borrowings under this facility; however, outstanding letters of credit totaled $25,151,000. Substantially all assets of the North American Group are pledged as collateral under this agreement.

  FOREIGN SUBSIDIARIES

     Pursuant to the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20,500,000 ($9,878,000) of financing to GfE (the "German Subfacility"), which is guaranteed by the Borrowers and certain subsidiaries under the Revolving Credit Facility. At December 31, 2000, there was DM 2,017,000 ($972,000) outstanding under the German Subfacility. In August 1998, GfE entered into a term loan with IKB Deutsche Industrie Bank in the amount of DM 10,000,000 ($4,819,000). The loan, which matures in 2008, bears interest at a rate of 3.9% and is collateralized by certain property of

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

10. BORROWINGS -- (CONTINUED)

GfE. GfE also has collateralized term loans of DM 1,447,000 ($697,000) maturing through 2004 and bearing interest at a weighted-average rate of 6.4%. Short-term collateralized borrowings of GfE with local banks totaled DM 357,000 ($172,000) at December 31, 2000 at a weighted average interest rate of 6.8%.

     LSM has two revolving credit facilities that provide LSM with up to L11,000,000 ($16,424,000) of borrowings. The first facility provides up to L7,000,000 ($10,452,000) of borrowings, up to L3,300,000 ($4,927,000) of foreign exchange exposure and up to L2,300,000 ($3,434,000) for other ancillary banking arrangements including bank guarantees. Borrowings under this facility are payable on demand. Outstanding loans under this facility bear interest at the lender's base rate plus 1.0%. At December 31, 2000, there were L4,528,000 ($6,719,000) outstanding borrowings under the facility. The second facility provides LSM with up to L4,000,000 ($5,972,000) of borrowings and L10,300,000 ($15,379,000) of forward exchange contracts. This facility is unsecured and borrowings bear interest at a rate of 1.0% over the bank's base rate. At December 31, 2000, there were no borrowings under this facility. Both facilities expired during 2000. They have been temporarily extended at existing terms until new facilities are negotiated. Hydelko has an unsecured overdraft facility of NOK 15,000,000 ($1,701,000) at an interest rate of NIBOR plus 1.25%. At December 31, 2000, there was NOK 4,754,000 ($539,000) outstanding under this facility. On September 10, 1999, LSM entered into a term loan facility with HSBC Bank plc in the amount L6,000,000 ($8,959,000), the proceeds of which are to be used to finance capital expenditures. This facility, which is unsecured, expires in December 2006, seven years from the first drawing. Quarterly repayments commence in December 2002 and outstanding loans under this facility bear interest at LIBOR plus 1.0%. During 2000, Hydelko entered into an unsecured term loan in the amount of NOK 10,000,000 ($1,133,000). Repayments began in November 2000 and continue for 10 years in equal monthly installments plus interest at NIBOR plus 1.25%.

     EWW has committed lines of credit with several banks in the aggregate amount of DM 12,000,000 ($5,782,000). The credit facilities currently bear interest at rates from 8.25% to 10%. The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At December 31, 2000, there were no borrowings under these facilities. EWW also has a term loan of DM 815,000 ($393,000) maturing in 2001. The term loan is collateralized by a mortgage on certain real property and bears interest at 4.5%. In 1998, EWW borrowed DM 1,478,000 ($712,000) to fund capital additions. Payments began in 2000 and continue at DM 185,000 ($89,000) per year until maturity in 2008. The loan bears interest at 4.25%.

     Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks. Borrowings under these arrangements aggregated $1,135,000 at December 31, 2000 at a weighted-average interest rate of 13%.

     Interest expense totaled $21,568,000, $22,772,000 and $11,832,000 for the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively.

     The scheduled maturities of long-term debt during the next five years are $1,523,000 in 2001, $1,641,000 in 2002, $3,224,000 in 2003, $3,086,000 in 2004,
$3,060,000 in 2005 and $149,344,000 thereafter.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

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

     Based on quoted market prices, the fair value of Metallurg Holdings' outstanding Senior Discount Notes, issued in July 1998, approximated $11,000,000 and $39,000,000 at December 31, 2000 and January 31, 2000, respectively. Based on quoted market prices, the fair value of Metallurg, Inc.'s $100,000,000 Senior Notes, issued in November 1997, approximated $80,000,000 and $90,000,000 at December 31, 2000 and January 31, 2000, respectively. The carrying amount of other long-term debt approximated fair value.

     Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts mature at the anticipated cash requirement date, generally within 12 months, and are principally unsecured foreign exchange contracts with select banks. The notional values provide an indication of the extent of Metallurg's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which Metallurg also has other financial relationships. Metallurg is exposed to credit risk generally limited to unrealized gains in such contracts in the event of non-performance by counterparties of those financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

     At December 31, 2000, Metallurg had a total of $9,590,000 (of notional value) of foreign exchange forward purchase contacts with a deferred loss of $79,000 and $27,547,000 (of notional value) of foreign exchange forward sale contracts with a deferred loss of $268,000. The contracts are predominately denominated in U.S. Dollars, Euros and Deutsche Marks.

12. INCOME TAXES

     For financial reporting purposes, income (loss) before income tax provision and minority interest includes the following components (in thousands):

                                                                                            PERIOD
                                                                 YEAR ENDED             JUNE 10, 1998
                                                         ---------------------------    (INCEPTION) TO
                                                         DECEMBER 31,    JANUARY 31,     JANUARY 31,
                                                             2000           2000             1999
                                                         ------------    -----------    --------------
U.S. ..................................................    $(12,344)      $(28,341)        $(24,343)
Foreign................................................      17,515         (1,297)           3,255
                                                           --------       --------         --------
     Total.............................................    $  5,171       $(29,638)        $(21,088)
                                                           ========       ========         ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

12. INCOME TAXES -- (CONTINUED)
     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective tax rate is as follows (dollars in thousands):

                                                                                        PERIOD
                                                     YEAR ENDED                     JUNE 10, 1998
                                       ---------------------------------------      (INCEPTION) TO
                                          DECEMBER 31,          JANUARY 31,          JANUARY 31,
                                              2000                 2000                  1999
                                       ------------------    -----------------    ------------------
                                          TAX                   TAX                  TAX
                                       PROVISION             PROVISION            PROVISION
                                       (BENEFIT)      %      (BENEFIT)     %      (BENEFIT)      %
                                       ---------    -----    ---------   -----    ---------    -----
Income tax provision at statutory
  rate...............................   $1,758       34.0    $(10,077)   (34.0)    $(7,170)    (34.0)
State and local income taxes, net of
  federal income tax effect..........      154        3.0         (76)    (0.3)       (202)     (1.0)
Effect of net change of foreign
  valuation allowance and differences
  between U.S. and foreign rates.....    1,819       35.2       3,920     13.2      (2,510)    (11.9)
Foreign dividends....................      624       12.0       1,289      4.4       2,233      10.6
Changes in domestic valuation
  allowance..........................    2,647       51.2       8,676     29.3       1,916       9.1
Other................................    1,893       36.6          --       --         110       0.5
                                        ------      -----    --------    -----     -------     -----
          Total......................   $8,895      172.0    $  3,732     12.6     $(5,623)    (26.7)
                                        ======      =====    ========    =====     =======     =====

     The income tax provision (benefit) represents the following (in thousands):

                                                                                            PERIOD
                                                                 YEAR ENDED             JUNE 10, 1998
                                                         ---------------------------    (INCEPTION) TO
                                                         DECEMBER 31,    JANUARY 31,     JANUARY 31,
                                                             2000           2000             1999
                                                         ------------    -----------    --------------
Current:
U.S. federal...........................................     $   85                         $(3,657)
U.S. state and local...................................        232         $ (115)            (513)
Foreign................................................      4,780          2,042            1,568
                                                            ------         ------          -------
     Total current.....................................      5,097          1,927           (2,602)
                                                            ------         ------          -------
Deferred:
U.S. federal and state.................................        843            228              (50)
Foreign................................................      2,955          1,577           (2,971)
                                                            ------         ------          -------
     Total deferred....................................      3,798          1,805           (3,021)
                                                            ------         ------          -------
     Total income tax provision (benefit)..............     $8,895         $3,732          $(5,623)
                                                            ======         ======          =======

     U.S. federal income tax refunds receivable of $1,077,000 and $750,000, at December 31, 2000 and January 31, 2000, respectively, consist of carryback claims related to environmental expenses. These receivables are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

12. INCOME TAXES -- (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Deferred Tax Assets:
  NOL and other credit carryforwards........................    $ 30,094       $ 42,122
  Environmental liabilities.................................      12,772         12,779
  Retirement benefits.......................................       9,839         12,684
  Accrued interest..........................................       8,161          5,069
  Goodwill..................................................       4,255          5,115
  Other accruals and reserves...............................       1,296          2,177
  Inventories...............................................         365            371
  Fixed assets..............................................         297            127
  Other.....................................................         521            256
                                                                --------       --------
     Total deferred tax assets..............................      67,600         80,700
Deferred tax asset valuation allowance......................     (60,500)       (72,000)
                                                                --------       --------
                                                                   7,100          8,700
                                                                --------       --------
Deferred Tax Liabilities:
  Pension credits...........................................      (4,105)        (2,655)
  Fixed assets..............................................      (2,544)        (1,869)
  Tax write-offs and reserves...............................      (2,062)        (3,402)
  Inventories...............................................          --           (266)
  Other.....................................................        (389)          (208)
                                                                --------       --------
     Total deferred tax liabilities.........................      (9,100)        (8,400)
                                                                --------       --------
     Net deferred tax (liability) asset.....................    $ (2,000)      $    300
                                                                ========       ========

     At December 31, 2000, the Company has net operating loss carryforwards relating to domestic operations of $20,411,000 (subject to certain limitations relative to utilization), which expire through 2019, and alternative minimum tax credit carryforwards of $785,000, which can be carried forward indefinitely. Metallurg, Inc.'s consolidated foreign subsidiaries have income tax loss carryforwards aggregating $53,970,000, a substantial portion of which relates to German and Brazilian operations, which do not expire under current regulations. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowance at December 31, 2000. Included within the deferred tax provision are the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital", of $1,485,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit has previously been recognized in the amount of $1,839,000.

     The adoption of fresh-start reporting results in an increase of additional paid-in capital, rather than an income tax benefit in the tax provision, as the benefits relating to existing deferred tax assets are realized.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13. SHAREHOLDERS' EQUITY

                                                                     ACCUMULATED
                                     COMMON STOCK      ADDITIONAL       OTHER       RETAINED        TOTAL
                                  ------------------    PAID-IN     COMPREHENSIVE   EARNINGS    SHAREHOLDERS'
                                   SHARES     AMOUNT    CAPITAL     INCOME (LOSS)   (DEFICIT)      EQUITY
                                  ---------   ------   ----------   -------------   ---------   -------------
                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Issuance of common stock at
  inception.....................        350    --
Cancellation of old common stock
  and issuance of new Preferred
  Stock at time of the Merger...  9,352.335    --       $97,023                                   $ 97,023
Issuance of Preferred Stock in
  December, 1998................         24    --           240                                        240
Net loss........................         --    --            --                     $(15,465)      (15,465)
Change in translation
  adjustment....................         --    --            --        $    72            --            72
Minimum pension liability
  adjustment....................         --    --            --            (57)           --           (57)
Deferred tax effects of
  fresh-start adjustments of
  Metallurg.....................         --    --          (830)            --            --          (830)
                                  ---------     --      -------        -------      --------      --------
  Balance at January 31, 1999...  9,726.335    --        96,433             15       (15,465)       80,983
Net loss........................         --    --            --             --       (33,235)      (33,235)
Change in translation
  adjustment....................         --    --            --         (1,206)           --        (1,206)
Minimum pension liability
  adjustment....................         --    --            --           (309)           --          (309)
Deferred tax effects of
  fresh-start adjustments of
  Metallurg.....................         --    --           924             --            --           924
                                  ---------     --      -------        -------      --------      --------
  Balance at January 31, 2000...  9,726.335    --        97,357         (1,500)      (48,700)       47,157
Net income......................         --    --            --             --        29,248        29,248
Change in translation
  adjustment....................         --    --            --         (4,530)           --        (4,530)
Minimum pension liability
  adjustment....................         --    --            --            (58)           --           (58)
Deferred tax effects of
  fresh-start adjustments of
  Metallurg.....................         --    --         1,485             --            --         1,485
                                  ---------     --      -------        -------      --------      --------
  Balance at December 31,
     2000.......................  9,726.335    --       $98,842        $(6,088)     $(19,452)     $ 73,302
                                  =========     ==      =======        =======      ========      ========

     Metallurg Holdings was formed on June 10, 1998 with 1,000 shares of common stock, par value $.01, authorized. On June 29, 1998, the Company issued 350 such shares. At the time of the Merger, this common stock was canceled and the total number of shares of all classes of stock which Metallurg Holdings was authorized to issue was changed to 50,000 shares, of which 30,000 shares are Common Stock, $.01 par value ("Common Stock") 10,000 shares are Series A Voting Convertible Preferred Stock, $.01 par value ("Series A Preferred Stock") and 10,000 shares are Series B Non-Voting Preferred Stock, $.01 par value ("Series B Preferred Stock").

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13. SHAREHOLDERS' EQUITY -- (CONTINUED)

     Total comprehensive income (loss) was $24,660,000, $(34,750,000) and $(15,450,000) for the years ended December 31, 2000 and, January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999, respectively.

STOCK COMPENSATION PLANS

     Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP") -- On November 20, 1998, 500,000 shares of common stock were made available for stock awards and stock options under the ECP. Options issued have a term of ten years and vest, in most cases, 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The weighted-average remaining life of options outstanding at December 31, 2000 was 7.8 years.

     Stock option transactions under the ECP are summarized as follows:

                                                                                        WEIGHTED-
                                                                                         AVERAGE
                                                             NUMBER OF    EXERCISE    FAIR VALUE AT
                                                              SHARES       PRICE       GRANT DATE
                                                             ---------    --------    -------------
  Granted..................................................   462,500      $30.00         $4.83
                                                              -------
Outstanding at January 31, 1999............................   462,500
  Granted..................................................    12,500      $30.00         $6.03
  Canceled or forfeited....................................   (40,500)
                                                              -------
Outstanding at January 31, 2000............................   434,500
  Granted..................................................    15,000      $30.00         $6.26
  Canceled or forfeited....................................   (17,500)
                                                              -------
Outstanding at December 31, 2000...........................   432,000
                                                              =======
Shares reserved for future options.........................    68,000
Stock options exercisable at:
  January 31, 1999.........................................    92,500
  January 31, 2000.........................................   168,800
  December 31, 2000........................................   248,625

     Had the compensation cost for Metallurg, Inc.'s stock option plan been determined based upon the fair value at the grant date, consistent with SFAS No. 123, Metallurg, Inc.'s net income would have been reduced by $408,000, $385,000 and $557,000 in the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively. Principal assumptions used in applying the Black-Scholes model for options granted in the periods presented were as follows:

                                                                 YEAR ENDED
                                             --------------------------------------------------
                                              DECEMBER 31,      JANUARY 31,       JANUARY 31,
                                                  2000              2000              1999
                                             --------------    --------------    --------------
Expected volatility........................        0%                0%                0%
Expected dividend yield....................  Not Applicable    Not Applicable    Not Applicable
Expected life..............................     4 years           4 years           4 years
Risk-free interest rate....................      6.02%             5.77%             4.49%

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13. SHAREHOLDERS' EQUITY -- (CONTINUED)

     Metallurg, Inc. Management Stock Award and Stock Option Plan (the
"SASOP") -- On April 14, 1997, 500,000 shares of common stock were made available for stock awards and stock options under the SASOP. Pursuant to the Plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards"). Twenty percent of each Initial Stock Award was transferable on the date of grant and 40 percent was to become transferable on the first and second anniversary of the date of grant. Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997, and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested 33 1/3% on the date of grant and 33 1/3% were to vest on the first and second anniversaries of the date of grant. At the time of the Merger, the Initial Stock Awards then outstanding became fully vested and Metallurg, Inc. recorded additional compensation expense of approximately $355,000. In addition, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg, Inc. Metallurg, Inc. recorded compensation expense of $3,541,000, which represented the excess of the $30 per share purchase price over the exercise prices noted above. Metallurg, Inc. was reimbursed for these stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger. This plan terminated in 1998.

14. OTHER (EXPENSE) INCOME, NET

     Other income (expense), net consists of the following (in thousands):

                                                                                            PERIOD
                                                                 YEAR ENDED             JUNE 10, 1998
                                                         ---------------------------    (INCEPTION) TO
                                                         DECEMBER 31,    JANUARY 31,     JANUARY 31,
                                                             2000           2000             1999
                                                         ------------    -----------    --------------
Gain on sale of interest in SMW........................     $5,128
Gain on settlement of German lawsuit...................         --                          $1,351
Other, net.............................................        363          $(151)            (269)
                                                            ------          -----           ------
          Total........................................     $5,491          $(151)          $1,082
                                                            ======          =====           ======

     In the year ended January 31, 1999, GfE was successful in recovering $1,351,000 of additional proceeds from a government-owned insurance agency representing final settlement for claims under GfE's political risk insurance policy related to an investment in the former Zaire.

     In April 2000, Metallurg sold its entire interest in SMW for $8,311,000, resulting in a gain of $5,128,000.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

15. ENVIRONMENTAL LIABILITIES

     Metallurg's alloy manufacturing operations in Newfield, New Jersey; Cambridge, Ohio; Nuremberg and Weisweiler, Germany; and Sao Joao del Rei, Brazil are subject to environmental laws and regulations for which Metallurg has incurred environmental liabilities. These liabilities are primarily related to the investigation and remediation of contamination resulting from historic operations.

     Total environmental liabilities consist of the following (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Domestic:
  Shieldalloy -- New Jersey.................................    $25,194         $26,956
  Shieldalloy -- Ohio.......................................     10,868          11,202
                                                                -------         -------
                                                                 36,062          38,158
Foreign.....................................................      3,223           3,565
                                                                -------         -------
  Total environmental liabilities...........................     39,285          41,723
Less: trust funds...........................................      3,468           3,213
                                                                -------         -------
  Net environmental liabilities.............................     35,817          38,510
Less: current portion.......................................      5,598           6,691
                                                                -------         -------
  Environmental liabilities.................................    $30,219         $31,819
                                                                =======         =======

     Shieldalloy entered into administrative consent orders with the New Jersey Department of Environmental Protection under which Shieldalloy must conduct remediation activities at the Newfield facility. These obligations, which were reaffirmed as part of the Reorganization Plan, include the closure of wastewater lagoons, the decontamination of groundwater, soil remediation, surface water and sediment clean up, wetlands restoration and related operation and maintenance activities. Shieldalloy accrued its best estimate of the associated costs with respect to remedial activities at the site, which it expects to disburse over the next 15 years. At December 31, 2000, outstanding letters of credit issued as financial assurances in favor of various environmental agencies totaled $21,419,000. The cost of providing financial assurance over the term of the remediation activities has been contemplated in the accrued amounts.

     Historic manufacturing processes at both Newfield and Cambridge have resulted in on-site slag piles containing naturally occurring radioactivity. Shieldalloy will be required to submit a decommissioning plan to the U.S. Nuclear Regulatory Commission if licensed activities are not resumed in Newfield by mid-2001. At the Cambridge site, Shieldalloy plans to decommission and to cap the slag piles on-site. Financial assurance for implementation and ongoing maintenance of such decommissioning plans is partially assured by cash funds held in trust, letters of credit and an annuity contract.

     Shieldalloy and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, entered into a consent order with the State of Ohio in December 1996. Shieldalloy and Cyprus Foote agreed in the consent order to conduct remediation and decommissioning activities at the Cambridge site. Additionally, Shieldalloy and Cyprus Foote agreed to enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. Pursuant to the consent order, Shieldalloy and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, Shieldalloy has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, Shieldalloy has accrued its best estimate of associated costs that it expects to substantially disburse over the next 3-5 years.

     With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide financial assurance of approximately $9,000,000 as required by the State of Ohio and Shieldalloy has

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

15. ENVIRONMENTAL LIABILITIES -- (CONTINUED)

purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

     Metallurg, Inc.'s German subsidiaries have accrued environmental liabilities in the amounts of $3,022,000 and $3,349,000 at December 31, 2000 and January 31, 2000, respectively, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $201,000 and $216,000 have been accrued at December 31, 2000 and January 31, 2000, respectively, to cover reclamation costs of closed mine sites.

     In March 2000 and June 1999 Shieldalloy recognized environmental expense recoveries of $750,000 and $5,500,000, respectively upon settlement with insurance companies relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at Shieldalloy's Newfield, New Jersey site.

16. CONTINGENT LIABILITIES

     In addition to environmental matters, which are discussed in Note 15, the Company continues defending various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against the Company that could have a material adverse effect on the Company's future results of operations or cash flows.

17. LEASES

     Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At December 31, 2000, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

DECEMBER 31,
------------
2001........................................................  $1,558
2002........................................................   1,215
2003........................................................     877
2004........................................................     852
2005........................................................     586
Thereafter..................................................   3,279
                                                              ------
          Total.............................................  $8,367
                                                              ======

     Rent expense under operating leases for the years ended December 31, 2000 and January 31, 2000 and the period June 10, 1998 (inception) to January 31, 1999 was $1,527,000, $1,453,000 and $885,000, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

18. SUPPLEMENTAL GUARANTOR INFORMATION

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC ("MIR, LLC") and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. During the second quarter of 1999, Metallurg, Inc. established Metallurg International Resources, Inc. (now MIR, LLC) as a wholly owned subsidiary and a guarantor of the Senior Notes. Certain commercial activities previously carried out by Metallurg, Inc. are now being carried out by MIR, LLC. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
Total revenue...........................                      $175,198       $421,931        $(70,257)      $526,872
                                                              --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.........................                       154,690        366,430         (69,917)       451,203
  Selling, general and administrative
    expenses............................      $ 5,888           11,347         36,135              --         53,370
  Environmental expense recovery........           --             (750)            --              --           (750)
  Restructuring charges, net............           --               --           (258)             --           (258)
                                              -------         --------       --------        --------       --------
Total operating costs and expenses......        5,888          165,287        402,307         (69,917)       503,565
                                              -------         --------       --------        --------       --------
Operating (loss) income.................       (5,888)           9,911         19,624            (340)        23,307
Other:
  Other income, net.....................           --            5,128            363              --          5,491
  Interest (expense) income, net........       (8,338)             854         (2,604)             --        (10,088)
  Equity in income of subsidiaries......       19,718            8,751             --         (28,469)            --
                                              -------         --------       --------        --------       --------
Income before income tax provision......        5,492           24,644         17,383         (28,809)        18,710
Income tax (benefit) provision..........       (4,631)           5,836          7,705              --          8,910
                                              -------         --------       --------        --------       --------
Income before minority interest.........       10,123           18,808          9,678         (28,809)         9,800
Minority interest.......................           --               --            323              --            323
                                              -------         --------       --------        --------       --------
Net income..............................       10,123           18,808         10,001         (28,809)        10,123
Other comprehensive loss:
  Foreign currency translation
    adjustment..........................       (4,530)          (3,891)        (4,530)          8,421         (4,530)
  Minimum pension liability
    adjustment..........................          (58)             (58)           (58)            116            (58)
                                              -------         --------       --------        --------       --------
Comprehensive income....................      $ 5,535         $ 14,859       $  5,413        $(20,272)      $  5,535
                                              =======         ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

18. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

           CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.............     $ 25,176         $  1,584       $ 17,127       $ (10,485)      $ 33,402
  Accounts and notes receivable, net....       17,075           23,993         62,418         (34,274)        69,212
  Inventories...........................           --           35,542         57,769          (2,135)        91,176
  Other assets..........................        7,032            2,047         11,777          (6,036)        14,820
                                             --------         --------       --------       ---------       --------
         Total current assets...........       49,283           63,166        149,091         (52,930)       208,610
Investments -- intergroup...............       85,481           52,994             --        (138,475)            --
Investments -- other....................           --               --            977              --            977
Property, plant and equipment, net......          851           12,774         47,803              --         61,428
Other assets............................        6,980           17,434         15,345         (20,619)        19,140
                                             --------         --------       --------       ---------       --------
         Total..........................     $142,595         $146,368       $213,216       $(212,024)      $290,155
                                             ========         ========       ========       =========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current portion of
    long-term debt......................                                     $ 21,790       $ (10,485)      $ 11,305
  Accounts and notes payable............     $  3,705         $ 28,742         46,813         (34,275)        44,985
  Accrued expenses......................        3,669           10,902         12,764              --         27,335
  Other current liabilities.............           --            6,036          4,116          (6,036)         4,116
                                             --------         --------       --------       ---------       --------
         Total current liabilities......        7,374           45,680         85,483         (50,796)        87,741
                                             --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt........................      100,000               --         15,420              --        115,420
  Accrued pension liabilities...........        1,111              179         32,152              --         33,442
  Environmental liabilities, net........           --           27,594          2,625              --         30,219
  Other liabilities.....................       18,363               --          9,285         (20,619)         7,029
                                             --------         --------       --------       ---------       --------
         Total long-term liabilities....      119,474           27,773         59,482         (20,619)       186,110
                                             --------         --------       --------       ---------       --------
         Total liabilities..............      126,848           73,453        144,965         (71,415)       273,851
                                             --------         --------       --------       ---------       --------
Minority interest.......................           --               --            557              --            557
Shareholder's Equity:
  Common stock..........................           50            1,227         52,181         (53,408)            50
  Due from parent company...............      (19,714)              --             --              --        (19,714)
  Additional paid-in capital............       47,666           94,460         11,927        (106,387)        47,666
  Accumulated other comprehensive (loss)
    income..............................       (6,491)          (4,626)        15,244         (10,618)        (6,491)
  Retained deficit......................       (5,764)         (18,146)       (11,658)         29,804         (5,764)
                                             --------         --------       --------       ---------       --------
         Total shareholder's equity.....       15,747           72,915         67,694        (140,609)        15,747
                                             --------         --------       --------       ---------       --------
         Total..........................     $142,595         $146,368       $213,216       $(212,024)      $290,155
                                             ========         ========       ========       =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

18. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES....     $(10,076)        $ 1,593        $  3,958        $    314       $ (4,211)
                                             --------         -------        --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property plant and
  equipment.............................          (92)         (3,457)        (12,323)             --        (15,872)
  Proceeds from asset sales.............           49           8,277             160              --          8,486
  Other, net............................           68              --         (11,386)             --        (11,318)
                                             --------         -------        --------        --------       --------
Net cash provided by (used in) investing
  activities............................           25           4,820         (23,549)             --        (18,704)
                                             --------         -------        --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Intergroup (repayments) borrowings....          (76)          2,607          (2,217)           (314)            --
  Proceeds from long-term debt, net.....           --              --           7,722              --          7,722
  Net borrowing of short-term debt......           --              --          10,831          (1,336)         9,495
  Purchase of parent company debt.......      (19,714)             --              --              --        (19,714)
  Minority interest contribution........           --              --             676              --            676
  Intergroup dividends received
    (paid)..............................        9,590          (8,000)         (1,590)             --             --
                                             --------         -------        --------        --------       --------
Net cash (used in) provided by financing
  activities............................      (10,200)         (5,393)         15,422          (1,650)        (1,821)
                                             --------         -------        --------        --------       --------
Effects of exchange rate changes on cash
  and cash equivalents..................           --              --            (473)             --           (473)
                                             --------         -------        --------        --------       --------
Net (decrease) increase in cash and cash
  equivalents...........................      (20,251)          1,020          (4,642)         (1,336)       (25,209)
Cash and cash equivalents -- beginning
  of period.............................       45,427             564          21,769          (9,149)        58,611
                                             --------         -------        --------        --------       --------
Cash and cash equivalents -- end of
  period................................     $ 25,176         $ 1,584        $ 17,127        $(10,485)      $ 33,402
                                             ========         =======        ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

18. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
Total revenue...........................     $  7,297         $149,452       $388,738        $(68,403)      $477,084
                                             --------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.........................        6,904          145,154        343,551         (69,726)       425,883
  Selling, general and administrative
    expenses............................        5,418           10,348         38,908              --         54,674
  Environmental expense recovery........           --           (5,501)            --              --         (5,501)
  Restructuring charges.................           --               --          6,536              --          6,536
                                             --------         --------       --------        --------       --------
Total operating costs and expenses......       12,322          150,001        388,995         (69,726)       481,592
                                             --------         --------       --------        --------       --------
Operating loss..........................       (5,025)            (549)          (257)          1,323         (4,508)
Other:
  Other income (expense), net...........            2              (10)          (143)             --           (151)
  Interest (expense) income, net........      (10,979)           1,987         (1,425)             --        (10,417)
  Equity in losses of subsidiaries......       (3,153)          (2,871)            --           6,024             --
                                             --------         --------       --------        --------       --------
Loss before income tax (benefit)
  provision.............................      (19,155)          (1,443)        (1,825)          7,347        (15,076)
Income tax (benefit) provision..........         (497)             896          3,318              --          3,717
                                             --------         --------       --------        --------       --------
Loss before minority interest...........      (18,658)          (2,339)        (5,143)          7,347        (18,793)
Minority interest.......................           --               --            135              --            135
                                             --------         --------       --------        --------       --------
Net loss................................      (18,658)          (2,339)        (5,008)          7,347        (18,658)
Other comprehensive (loss) income:
  Foreign currency translation
    adjustment..........................       (1,206)             560         (1,147)            587         (1,206)
  Minimum pension liability
    adjustment..........................         (309)            (309)          (366)            675           (309)
                                             --------         --------       --------        --------       --------
  Comprehensive loss....................     $(20,173)        $ (2,088)      $ (6,521)       $  8,609       $(20,173)
                                             ========         ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

18. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

           CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.............     $ 45,427         $    564       $ 21,769       $  (9,149)      $ 58,611
  Accounts and notes receivable, net....       16,372           27,609         55,115         (30,616)        68,480
  Inventories...........................           --           25,556         56,892          (1,795)        80,653
  Other assets..........................        4,676              425          7,714          (2,446)        10,369
                                             --------         --------       --------       ---------       --------
         Total current assets...........       66,475           54,154        141,490         (44,006)       218,113
Investments -- intergroup...............       77,561           48,003             --        (125,564)            --
Investments -- other....................          254            3,149          1,784              --          5,187
Property, plant and equipment, net......          943           10,580         41,022              --         52,545
Other assets............................        8,556           17,279         13,384         (21,413)        17,806
                                             --------         --------       --------       ---------       --------
         Total..........................     $153,789         $133,165       $197,680       $(190,983)      $293,651
                                             ========         ========       ========       =========       ========
LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt and current portion of
    long-term debt......................                                     $ 11,081       $  (9,149)      $  1,932
  Accounts and notes payable............     $  3,270         $ 24,698         52,128         (31,304)        48,792
  Accrued expenses......................        3,602            9,410         17,201              --         30,213
  Other current liabilities.............           --            2,446          1,306          (2,446)         1,306
                                             --------         --------       --------       ---------       --------
         Total current liabilities......        6,872           36,554         81,716         (42,899)        82,243
                                             --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt........................      100,000               --          9,062              --        109,062
  Accrued pension liabilities...........          113            1,700         34,077              --         35,890
  Environmental liabilities, net........           --           29,945          1,874              --         31,819
  Other liabilities.....................       18,363               --          9,270         (21,413)         6,220
                                             --------         --------       --------       ---------       --------
         Total long-term liabilities....      118,476           31,645         54,283         (21,413)       182,991
                                             --------         --------       --------       ---------       --------
         Total liabilities..............      125,348           68,199        135,999         (64,312)       265,234
                                             --------         --------       --------       ---------       --------
Minority interest.......................           --               --            (24)             --            (24)
Shareholder's Equity:
  Common stock..........................           50            1,227         52,191         (53,418)            50
  Additional paid-in capital............       46,181           94,460         10,327        (104,787)        46,181
  Accumulated other comprehensive (loss)
    income..............................       (1,903)            (677)        19,832         (19,155)        (1,903)
  Retained deficit......................      (15,887)         (30,044)       (20,645)         50,689        (15,887)
                                             --------         --------       --------       ---------       --------
         Total shareholder's equity.....       28,441           64,966         61,705        (126,671)        28,441
                                             --------         --------       --------       ---------       --------
         Total..........................     $153,789         $133,165       $197,680       $(190,983)      $293,651
                                             ========         ========       ========       =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

18. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES....      $(9,613)        $ 26,201        $19,409        $  (525)       $ 35,472
                                              -------         --------        -------        -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property plant and
    equipment...........................         (155)          (4,016)        (9,761)            --         (13,932)
  Proceeds from asset sales.............           --               16            157             --             173
  Other, net............................         (212)          (2,810)         3,096             --              74
                                              -------         --------        -------        -------        --------
Net cash used in investing activities...         (367)          (6,810)        (6,508)            --         (13,685)
                                              -------         --------        -------        -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Intergroup borrowings (repayments)....       21,754          (19,922)        (2,357)           525              --
  Proceeds from long-term debt, net.....           --               --          1,107             --           1,107
  Net borrowing (repayment) of
    short-term debt.....................           --               --          1,579         (3,071)         (1,492)
  Intergroup dividends received
    (paid)..............................        8,040               --         (8,040)            --              --
                                              -------         --------        -------        -------        --------
Net cash provided by (used in) financing
  activities............................       29,794          (19,922)        (7,711)        (2,546)           (385)
                                              -------         --------        -------        -------        --------
Effects of exchange rate changes on cash
  and cash equivalents..................           --               --            (84)            --             (84)
                                              -------         --------        -------        -------        --------
Net increase (decrease) in cash and cash
  equivalents...........................       19,814             (531)         5,106         (3,071)         21,318
Cash and cash equivalents -- beginning
  of period.............................       25,613            1,095         16,663         (6,078)         37,293
                                              -------         --------        -------        -------        --------
Cash and cash equivalents -- end of
  period................................      $45,427         $    564        $21,769        $(9,149)       $ 58,611
                                              =======         ========        =======        =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

18. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
Total revenue...........................     $ 47,264         $191,401       $466,428        $(93,100)      $611,993
                                             --------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.........................       43,826          170,762        409,824         (93,727)       530,685
  Selling, general and administrative
    expenses............................        7,894            9,987         40,757              --         58,638
  Merger-related costs..................        7,888               --             --              --          7,888
                                             --------         --------       --------        --------       --------
    Total operating costs and
       expenses.........................       59,608          180,749        450,581         (93,727)       597,211
                                             --------         --------       --------        --------       --------
    Operating (loss) income.............      (12,344)          10,652         15,847             627         14,782
Other:
  Other income (expense), net...........          878             (258)         1,188              --          1,808
  Interest (expense) income, net........       (9,767)           1,293         (1,396)             --         (9,870)
  Equity in earnings of subsidiaries....       19,755           11,189             --         (30,944)            --
                                             --------         --------       --------        --------       --------
    (Loss) income before income tax
       (benefit) provision..............       (1,478)          22,876         15,639         (30,317)         6,720
Income tax (benefit) provision..........       (3,410)           3,736          4,462                          4,788
                                             --------         --------       --------        --------       --------
    Net income..........................        1,932           19,140         11,177         (30,317)         1,932
Other comprehensive loss:
  Foreign currency translation
    adjustment..........................       (1,004)          (1,980)        (1,041)          3,021         (1,004)
  Minimum pension liability
    adjustment..........................          (57)             (57)            --              57            (57)
                                             --------         --------       --------        --------       --------
    Comprehensive income................     $    871         $ 17,103       $ 10,136        $(27,239)      $    871
                                             ========         ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

18. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                              COMBINED       COMBINED
                                                             GUARANTOR     NON-GUARANTOR
                                          METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES....     $(27,297)        $ 13,707       $ 17,207                       $  3,617
                                             --------         --------       --------                       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property plant and
    equipment...........................         (133)          (2,310)       (13,239)                       (15,682)
  Proceeds from asset sales.............        1,135              170            114                          1,419
  Other, net............................         (231)              --         (3,670)                        (3,901)
                                             --------         --------       --------                       --------
Net cash provided by (used in) investing
  activities............................          771           (2,140)       (16,795)                       (18,164)
                                             --------         --------       --------                       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Intergroup borrowings (repayments)....       23,822          (11,196)       (12,626)                            --
  Proceeds from long-term debt, net.....           --               --          4,509                          4,509
  Net borrowing of short-term debt......           --               --          6,710        $(6,078)            632
  Intergroup dividends received
    (paid)..............................        8,893               --         (8,893)            --              --
  Capital contribution from Safeguard
    International.......................        3,541               --             --             --           3,541
                                             --------         --------       --------        -------        --------
Net cash provided by (used in) financing
  activities............................       36,256          (11,196)       (10,300)        (6,078)          8,682
                                             --------         --------       --------        -------        --------
Effects of exchange rate changes on cash
  and cash equivalents..................           --               --            155             --             155
                                             --------         --------       --------        -------        --------
Net increase (decrease) in cash and cash
  equivalents...........................        9,730              371         (9,733)        (6,078)         (5,710)
Cash and cash equivalents -- beginning
  of period.............................       15,883              724         26,396             --          43,003
                                             --------         --------       --------        -------        --------
Cash and cash equivalents -- end of
  period................................     $ 25,613         $  1,095       $ 16,663        $(6,078)       $ 37,293
                                             ========         ========       ========        =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19. RELATED PARTY TRANSACTIONS

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

     Pursuant to an Advisory Agreement entered into as of January 1, 1999, between Metallurg, Inc. and Safeguard International Management, LLC (of which certain directors of Metallurg, Inc., Dr. Schimmelbusch and Mr. Spector, are members), Metallurg, Inc. paid $33,000 per month through June 2000 (for a total of $198,000 during 2000) in connection with certain advisory and other services. Effective July 1, 2000, a new Advisory Agreement between Safeguard International Management, LLC and Metallurg, Inc. was entered into, which provides for the payment of $15,000 per month by Metallurg, Inc. in connection with the same types of services and which is terminable by either party upon thirty days' notice. Under this Agreement, Metallurg paid $90,000 during 2000.

     During 2000, Metallurg Holdings recognized cross charges from Safeguard International Management, LLC of $458,000 representing reimbursement of direct costs incurred by Safeguard International Management, LLC in connection with pursuing and negotiating potential transactions on Metallurg Holdings' behalf.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED DECEMBER 31, 2000
Sales(a)............................  $124,882    $133,261    $117,942    $150,205    $526,290
Gross profit........................    16,751      18,978      15,469      24,471      75,669
Net (loss) income(b)................    (4,237)      1,408      27,513       4,564      29,248

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED JANUARY 31, 2000
Sales(a)............................  $118,779    $117,013    $114,117    $126,500    $476,409
Gross profit........................     9,774      15,287      13,688      12,452      51,201
Net loss(c).........................   (12,163)     (5,866)     (6,789)     (8,417)    (33,235)

---------------
(a) Restated in accordance with EITF Issue No. 00-10. See "Note 1. Summary of Significant Accounting Policies".

(b) Includes environmental expense recovery of $750 in the first quarter and extraordinary gain on extinguishment of debt of $32,649 in the third quarter.

(c) Includes environmental expense recovery of $5,501 in the second quarter and $4,386 and $2,150 of restructuring charges in the second and fourth quarters, respectively.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Metallurg Holdings, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 22, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 22, 2001

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                       DEDUCTIONS
                                                               ---------------------------
                                   BALANCE AT    CHARGED TO    UNCOLLECTABLE                    BALANCE AT
                                   BEGINNING     COSTS AND       ACCOUNTS         OTHER            END
                                   OF PERIOD      EXPENSES      WRITTEN OFF     (DESCRIBE)      OF PERIOD
                                   ----------    ----------    -------------    ----------      ----------
PERIOD JUNE 10, 1998 (INCEPTION)
  TO JANUARY 31, 1999
  Accounts receivable allowance
     for doubtful accounts.......    $  -0-         $ 44          $   (43)        $2,969(a)       $2,970
YEAR ENDED JANUARY 31, 2000:
  Accounts receivable allowance
     for doubtful accounts.......    $2,970         $234          $  (536)        $ (219)(b)      $2,449
YEAR ENDED DECEMBER 31, 2000:
  Accounts receivable allowance
     for doubtful accounts.......    $2,449         $665          $(1,220)        $  (57)(b)      $1,837

---------------

(a) Allowance account value at the time of the
  Merger..............................................  $2,945
    Foreign currency translation adjustments..........      24
                                                        ------
                                                        $2,969
                                                        ======
(b) Foreign currency translation adjustments.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Metallurg, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Metallurg, Inc. and its subsidiaries ("Metallurg") at December 31, 2000 (the "Transition Period", see footnote 1) and January 31, 2000, and the results of their operations and their cash flows for the Transition Period ended December 31, 2000 and for each of the two years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Metallurg's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 16, 2001

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED
                                                           ------------------------------------------
                                                           DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                  NOTES        2000           2000           1999
                                                  -----    ------------    -----------    -----------
Sales...........................................     1       $526,290       $476,409       $611,158
Commission income...............................     1            582            675            835
                                                             --------       --------       --------
  Total revenue.................................              526,872        477,084        611,993
Cost of sales...................................              451,203        425,883        530,685
                                                             --------       --------       --------
  Gross profit..................................               75,669         51,201         81,308
Selling, general and administrative expenses....               53,370         54,674         58,638
Environmental expense recovery..................    14           (750)        (5,501)            --
Restructuring charges...........................     4           (258)         6,536             --
Merger-related costs............................     2             --             --          7,888
                                                             --------       --------       --------
  Operating income (loss).......................               23,307         (4,508)        14,782
Other:
  Other income (expense), net...................    13          5,491           (151)         1,808
  Interest expense, net.........................     9        (10,088)       (10,417)        (9,870)
                                                             --------       --------       --------
  Income (loss) before income tax provision and
     minority interest..........................               18,710        (15,076)         6,720
Income tax provision............................  1,11          8,910          3,717          4,788
                                                             --------       --------       --------
  Income (loss) before minority interest........                9,800        (18,793)         1,932
Minority interest...............................     1            323            135             --
                                                             --------       --------       --------
  Net income (loss).............................               10,123        (18,658)         1,932
Other comprehensive loss:
  Foreign currency translation adjustment.......  1,12         (4,530)        (1,206)        (1,004)
  Minimum pension liability adjustment..........     8            (58)          (309)           (57)
                                                             --------       --------       --------
  Comprehensive income (loss)...................             $  5,535       $(20,173)      $    871
                                                             ========       ========       ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,    JANUARY 31,
                                                              NOTES        2000           2000
                                                              -----    ------------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................     1       $ 33,402       $ 58,611
  Trade receivables, less allowance for doubtful accounts
     (December 31, 2000: $1,837; January 31, 2000:
     $2,449)................................................               69,212         68,480
  Inventories...............................................   1,6         91,176         80,653
  Prepaid expenses and other current assets.................               14,820         10,369
                                                                         --------       --------
          Total current assets..............................              208,610        218,113
Investments in affiliates...................................   1,5            977          5,187
Property, plant and equipment, net..........................   1,7         61,428         52,545
Other assets................................................               19,140         17,806
                                                                         --------       --------
          Total.............................................             $290,155       $293,651
                                                                         ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...........................................     9       $  9,782       $  1,099
  Current portion of long-term debt.........................     9          1,523            833
  Trade payables............................................               44,985         48,792
  Accrued expenses..........................................               21,737         23,522
  Current portion of environmental liabilities..............  1,14          5,598          6,691
  Taxes payable.............................................    11          4,116          1,306
                                                                         --------       --------
          Total current liabilities.........................               87,741         82,243
                                                                         --------       --------
Long-term Liabilities:
  Long-term debt............................................     9        115,420        109,062
  Accrued pension liabilities...............................   1,8         33,442         35,890
  Environmental liabilities, net............................  1,14         30,219         31,819
  Other liabilities.........................................                7,029          6,220
                                                                         --------       --------
          Total long-term liabilities.......................              186,110        182,991
                                                                         --------       --------
          Total liabilities.................................              273,851        265,234
                                                                         --------       --------
Commitments and Contingencies...............................    15
Minority Interest...........................................     1            557            (24)
Shareholder's Equity:
  Common stock -- par value $.01 per share, authorized
     10,000,000 shares, issued and outstanding 5,000,000
     shares.................................................    12             50             50
  Due from parent company...................................    12        (19,714)            --
  Additional paid-in capital................................    12         47,666         46,181
  Accumulated other comprehensive loss......................    12         (6,491)        (1,903)
  Retained deficit..........................................    12         (5,764)       (15,887)
                                                                         --------       --------
          Total shareholder's equity........................               15,747         28,441
                                                                         --------       --------
          Total.............................................             $290,155       $293,651
                                                                         ========       ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                              2000           2000           1999
                                                          ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................    $ 10,123       $(18,658)      $  1,932
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
     Depreciation and amortization......................       8,837          8,342          8,580
     (Gain) loss on sales of assets.....................      (5,159)           146           (324)
     Deferred income taxes..............................       3,798          1,805           (701)
     Restructuring charges..............................        (258)         6,536             --
     Executive stock awards.............................          --             --            750
                                                            --------       --------       --------
          Total.........................................      17,341         (1,829)        10,237
Changes in operating assets and liabilities:
     (Increase) decrease in trade receivables...........      (4,436)        (8,822)        22,339
     (Increase) decrease in inventories.................     (11,059)        35,863           (975)
     (Increase) decrease in other current assets........      (3,754)         5,089         (1,424)
     Increase (decrease) in trade payables and accrued
       expenses.........................................       5,838         21,585        (17,253)
     Restructuring payments.............................      (1,695)        (2,036)            --
     Environmental payments.............................      (2,633)        (2,866)        (3,029)
     Other assets and liabilities, net..................      (3,813)       (11,512)        (6,278)
                                                            --------       --------       --------
       Net cash (used in) provided by operating
          activities....................................      (4,211)        35,472          3,617
                                                            --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..............     (15,872)       (13,932)       (15,682)
Proceeds from asset sales...............................       8,486            173          1,419
Acquisitions, net of cash...............................     (11,386)            --         (3,215)
Other, net..............................................          68             74           (686)
                                                            --------       --------       --------
       Net cash used in investing activities............     (18,704)       (13,685)       (18,164)
                                                            --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt............................       8,545          2,021          6,598
Repayment of long-term debt.............................        (823)          (914)        (2,089)
Net borrowing (repayment) of short-term debt............       9,495         (1,492)           632
Purchase of parent company debt.........................     (19,714)            --             --
Minority interest contribution..........................         676             --             --
Capital contribution from Safeguard International.......          --             --          3,541
                                                            --------       --------       --------
       Net cash (used in) provided by financing
          activities....................................      (1,821)          (385)         8,682
                                                            --------       --------       --------
Effects of exchange rate changes on cash and cash
  equivalents...........................................        (473)           (84)           155
                                                            --------       --------       --------
Net (decrease) increase in cash and cash equivalents....     (25,209)        21,318         (5,710)
Cash and cash equivalents -- beginning of period........      58,611         37,293         43,003
                                                            --------       --------       --------
Cash and cash equivalents -- end of period..............    $ 33,402       $ 58,611       $ 37,293
                                                            ========       ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes..............................    $  3,508       $  1,433       $  7,939
                                                            ========       ========       ========
Cash paid for interest..................................    $ 13,446       $ 12,570       $ 12,372
                                                            ========       ========       ========

                See notes to consolidated financial statements.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufacture and sell high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for engineered applications in aerospace, power supply, automotive, petrochemical processing and telecommunications. Metallurg sells more than 500 different products to over 3,000 customers worldwide (primarily in North America and Europe).

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

     On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International Fund, L.P. ("Safeguard International") and is now a wholly owned subsidiary of Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation formed on June 10, 1998 by Safeguard International to effect the acquisition. The financial statements do not reflect the pushdown of purchase accounting adjustments recorded by Metallurg Holdings.

     Effective December 31, 2000, Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the year ended December 31, 2000 (the "Transition Period") includes 11 months of results for Metallurg, Inc., the parent holding company and, consistent with historical reporting practice, the 12 months ended December 31, 2000 of results of its operating subsidiaries. Metallurg's results for the Transition Period ended December 31, 2000 were total revenue of $526,872,000, operating income of $23,307,000, a tax provision of $8,910,000 and net income of $10,123,000. Had the prior year only included 11 months of Metallurg, Inc., the parent holding company Metallurg would have reported total revenue of $477,084,000, an operating loss of $4,051,000, a tax provision of $3,714,000 and a net loss of $17,449,000.

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

     Property and Depreciation -- Depreciation is computed using principally the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

     Valuation of Long-Lived Assets -- Metallurg periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     Minority Interest -- Minority interest in the statements of operations represents the minority shareholders' share of the income or loss of consolidated subsidiaries. Minority interest in the balance sheets reflects the original investment by the minority shareholders in these subsidiaries together with their share of these subsidiaries' earnings or losses.

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

     Shipping and handling costs have been reclassified from revenue to cost of sales in accordance with guidance established by Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The reclassification amounts were $4,302,000, $4,567,000 and $4,824,000 for the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively. The change in classification did not impact net income in any year.

     Environmental Remediation Costs -- Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are generally not discounted to their present value.

     Income Taxes -- Metallurg uses the liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Metallurg's assets and liabilities. Metallurg's domestic operations are included in the consolidated federal income tax return of Metallurg Holdings. Metallurg's federal income taxes are determined on a separate tax return basis. Metallurg does not provide for U.S. federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries which approximated $42,200,000, $38,900,000 and $40,000,000 at December 31, 2000, January 31, 2000 and January 31, 1999,
respectively.

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

     Stock-Based Compensation -- Metallurg accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of Metallurg, Inc.'s common stock at the date of grant over the amount an employee must pay to acquire the stock. Disclosures required with respect to alternative fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" are presented in "Note 12. Shareholder's Equity".

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Foreign Exchange Gains and Losses -- Foreign exchange transaction (losses) gains of $(81,000), $954,000 and $618,000 were recorded for the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively. Translation gains and losses resulting from reporting foreign subsidiaries in U.S. dollars are recorded directly to shareholder's equity.

     Financial Instruments -- Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. Unrealized gains and losses are deferred as adjustments of carrying amounts and recognized in income when the hedged transactions are complete. Gains and losses on unhedged foreign currency transactions are included in income. Metallurg does not hold or issue financial instruments for trading purposes.

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Metallurg adopted SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. The adoption of this standard did not have a material effect on Metallurg's financial statements as of January 1, 2001 and Metallurg believes, given its current level of relevant activity, that it will not have a material effect on its future financial statements.

     Earnings Per Share -- Earnings per share is not presented since Metallurg, Inc. is a wholly owned subsidiary of Metallurg Holdings.

     Reclassification -- Certain prior year amounts were reclassified to conform to current year presentations.

2. MERGER

     On July 13, 1998, Metallurg, Inc. was acquired by a group of investors led by Safeguard International. The acquisition was accomplished by Metallurg Acquisition Corp., a wholly owned subsidiary of Metallurg Holdings, a Delaware corporation, merging with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. (the "Merger"). Metallurg Holdings was formed on June 10, 1998 and is owned by Safeguard International, an international private equity fund that invests primarily in equity securities of companies in process industries, certain limited partners of Safeguard International, certain individuals and private equity funds.

     In connection with the Merger, Metallurg, Inc. received the consents of 100% of the registered holders of its $100,000,000 11% Senior Notes due 2007 (the "Senior Notes") to a one-time waiver of the change of control provisions of the Senior Note indenture to make such provisions inapplicable to the Merger and to amend the definition of "Permitted Holders" under the Senior Note indenture to reflect the post-merger ownership of Metallurg, Inc. No other modifications to terms of outstanding debt were affected in this regard. At the time of the Merger, each outstanding share of Metallurg, Inc. common stock was converted into the right to receive $30 in cash. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg, Inc. were canceled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings.

     Merger-related costs of $7,888,000 were incurred, and recorded as expense by Metallurg, Inc., in the year ended January 31, 1999 and included (a) $3,541,000 for payments to cancel compensatory stock options; (b) $625,000 in consent fees incurred in order to obtain the one-time waiver of the change of control

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

2. MERGER -- (CONTINUED)

provisions of the Senior Note indenture; (c) $2,822,000 for payments made pursuant to existing employment agreements with Metallurg, Inc. management and
(d) $900,000 of other Merger-related costs.

3. SEGMENTS AND RELATED INFORMATION

     Metallurg operates in one significant industry segment, the manufacture and sale of performance enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to selling products manufactured by Metallurg, Metallurg distributes complementary products manufactured by third parties.

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

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") -- This unit is comprised mainly of three production facilities in the U.K. which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. On March 31, 2000, LSM acquired the business of Hydelko KS ("Hydelko"), a Norwegian producer of master alloys for the aluminum industry. On September 27, 2000 LSM acquired the ferrotitanium business of Willan-Wogen Alloys Limited ("Willan-Wogen"), another U.K. company.

     Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") -- This unit is comprised of two production facilities and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The Morsdorf plant produces medical prostheses, implants and surgical instruments for orthopedic applications.

     Elektrowerk Weisweiler GmbH ("EWW") -- This production unit, also located in Germany, produces various grades of low carbon ferrochrome used in the superalloy, welding and steel industries.

     Companhia Industrial Fluminense ("CIF") - This unit is comprised mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates tantalum and niobium containing ores that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

     In addition to their manufacturing operations, Shieldalloy, LSM and GfE import and distribute complementary products manufactured by affiliates and third parties.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

3. SEGMENTS AND RELATED INFORMATION -- (CONTINUED)

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments.

                                                                                                   INTERSEGMENT   CONSOLIDATED
                                SHIELDALLOY     LSM        GFE        EWW       CIF      OTHER     ELIMINATIONS      TOTALS
                                -----------   --------   --------   -------   -------   --------   ------------   ------------
YEAR ENDED DECEMBER 31, 2000
Revenue from external
  customers...................   $114,297     $136,362   $ 84,706   $14,548   $14,946   $162,013                    $526,872
Intergroup revenue............      4,638       44,217     11,714    22,006    14,064     18,479    $(115,118)            --
Interest income...............      1,152           51         89       116       551      3,834       (2,639)         3,154
Interest expense..............        405        1,228      1,358        56       374     12,460       (2,639)        13,242
Depreciation and
  amortization................      1,409        3,398      1,654       641       988        747           --          8,837
Income tax (benefit)
  provision...................        (54)       2,167        616     2,206       416      3,559           --          8,910
Net (loss) income.............       (604)       4,584        314       731     2,750     22,406      (20,058)        10,123
Assets........................     74,556       95,605     41,854    29,591    16,086    195,444     (162,981)       290,155
Capital expenditures..........      3,435        8,746      1,840       234       887        730           --         15,872
YEAR ENDED JANUARY 31, 2000
Revenue from external
  customers...................   $119,665     $116,477   $ 72,476   $12,151   $ 9,158   $147,157                    $477,084
Intergroup revenue............      4,801       37,386     13,386    20,711    11,697     21,713    $(109,694)            --
Interest income...............      2,564          116        122        36        87      4,130       (4,217)         2,838
Interest expense..............         32           92      1,229       133       342     15,644       (4,217)        13,255
Depreciation and
  amortization................      1,519        2,980      1,877       767       867        332           --          8,342
Income tax provision..........        429          670        534       154        --      1,930           --          3,717
Net (loss) income.............       (217)       1,470     (6,336)   (1,104)    1,403    (18,350)       4,476        (18,658)
Assets........................     67,959       81,284     39,841    28,591    13,312    210,236     (147,572)       293,651
Capital expenditures..........      3,920        5,494      2,163       380     1,331        644           --         13,932
YEAR ENDED JANUARY 31, 1999
Revenue from external
  customers...................   $186,062     $123,982   $109,817   $17,140   $ 6,685   $168,307                    $611,993
Intergroup revenue............      5,214       54,137     20,382    30,645     8,535     46,758    $(165,671)            --
Interest income...............      1,507          286        242       105       105      4,525       (3,807)         2,963
Interest expense..............        208          614      1,331       120       388     13,979       (3,807)        12,833
Depreciation and
  amortization................      1,669        2,515      2,433     1,044       777        142           --          8,580
Income tax provision
  (benefit)...................      3,529        1,835        174      (857)       --        107           --          4,788
Net income (loss).............      7,617        5,301      2,985       429       (14)     4,753      (19,139)         1,932
Assets........................     88,601       75,221     43,927    36,148    12,525    232,538     (177,843)       311,117
Capital expenditures..........      2,310        4,594      4,560     1,527     2,011        680           --         15,682

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

3. SEGMENTS AND RELATED INFORMATION -- (CONTINUED)

     Metallurg sells its products in over 50 countries. The following table presents revenue by country based on the location of the user of the product (in thousands):

                                                                  YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                      2000           2000           1999
                                                  ------------    -----------    -----------
U.S. ...........................................    $153,500       $131,377       $207,079
Germany.........................................      80,225         70,130         84,533
U.K. ...........................................      49,243         44,101         54,022
South Africa....................................      35,695         28,099         28,539
Sweden..........................................      31,789         22,515         28,557
Canada..........................................      23,251         37,070         37,700
Italy...........................................      18,319         13,945         18,294
Other...........................................     134,268        129,172        152,434
Commission income...............................         582            675            835
                                                    --------       --------       --------
          Total revenue.........................    $526,872       $477,084       $611,993
                                                    ========       ========       ========

     The following table presents property, plant and equipment by country based on the location of the assets (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
U.K. .......................................................    $24,729         $20,903
U.S. .......................................................     13,625          11,523
Germany.....................................................     11,587          12,788
Brazil......................................................      5,507           5,707
Other.......................................................      5,980           1,624
                                                                -------         -------
          Total.............................................    $61,428         $52,545
                                                                =======         =======

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

4. RESTRUCTURING

     During the second quarter of 1999, Metallurg commenced a restructuring program. The restructuring was initiated to reduce Metallurg's cost structure, to streamline management and production functions and focus resources in support of higher-margin products at major production units. The restructuring plan includes the discontinuation of certain production activities, termination of employees, a facility closing and the write-down of certain redundant plant and equipment and related spare parts and supplies. The restructuring affects certain of Metallurg's operations in Europe. Details of the restructuring charge are as follows (in thousands):

                                                             UTILIZED          BALANCE AT
                                            ORIGINAL    ------------------    DECEMBER 31,
                                            ACCRUAL      CASH     NON-CASH        2000
                                            --------    ------    --------    -------------
Severance and other employee costs........   $4,538     $3,661     $  549*        $328
Write-down of property and equipment and
  related spare parts and supplies........    1,289         --      1,029          260
Other.....................................      709         70        350          289
                                             ------     ------     ------         ----
          Total...........................   $6,536     $3,731     $1,928         $877
                                             ======     ======     ======         ====

---------------
* Includes a reduction in the restructuring accrual of $258,000 as a result of changes in the business subsequent to the establishment of the accrual and $291,000 of foreign currency translation adjustments.

     During 1999, a charge of $4,179,000 was recorded with respect to the restructuring of Metallurg's German operations (GfE and EWW). Ninety-four employees were notified of terminations as operations were curtailed in line with current demands for Metallurg's products. Provisions of $2,393,000 for severance costs, $1,223,000, primarily for the write-down of redundant fixed assets, and $563,000 of other costs were recorded. As of December 31, 2000, 58 employees had terminated service pursuant to the restructuring plan and payments totaling $1,586,000 were made in respect of these severance costs. In 2000, as a result of recent improvements in GfE's other ongoing operations, 31 employees that were due to be terminated were offered continued employment in expanded operations and the related accrual was reversed. The balance of remaining restructuring costs will be substantially disbursed by the end of 2001, when certain production activities are permanently closed down. Additionally, fixed assets and spare parts with an aggregate net book value of $863,000 have been taken out of service.

     During the fourth quarter of 1999, a charge of $2,357,000 was recorded with respect to the restructuring of Metallurg's U.K. operations (LSM). Fifty-five employees terminated service as part of LSM's plan to simplify its organization and reduce costs by restructuring its businesses into fewer operating divisions. In addition, administrative functions were relocated to its Rotherham plant site from its London office, which was closed. Provisions of $2,145,000 for severance costs and $212,000 related to the costs of the office closing were recorded. The restructuring was completed during 2000.

5. INVESTMENTS IN AFFILIATES

     On March 31, 2000, LSM acquired the business of Hydelko, a Norwegian producer of master alloys for the aluminum industry, for $9,346,000. On September 29, 2000, LSM acquired the ferrotitanium business of Willan-Wogen for $1,693,000. These acquisitions have been accounted for under purchase accounting and resulted in goodwill of $2,292,000.

     During 1998, Metallurg increased its minority investment in Solikamsk Magnesium Works ("SMW"), a Russian magnesium metal producer, by approximately $2,000,000. In April 2000, Metallurg sold its entire interest in SMW for $8,311,000, resulting in a gain of $5,128,000. In March 1998, Metallurg, Inc. sold its minority investment in Compagnie des Mines et Metaux S.A., a Luxembourg affiliate, for proceeds of approximately $1,100,000, resulting in a gain of approximately $900,000.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

6. INVENTORIES

     Inventories, net of reserves, consist of the following (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Raw materials...............................................    $20,491         $16,222
Work in process.............................................      2,854           3,212
Finished goods..............................................     64,781          57,607
Other.......................................................      3,050           3,612
                                                                -------         -------
          Total.............................................    $91,176         $80,653
                                                                =======         =======

7. PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows (in thousands):

                                                    DECEMBER 31,    JANUARY 31,    ESTIMATED
                                                        2000           2000          LIVES
                                                    ------------    -----------    ---------
Land..............................................    $ 2,639         $ 2,788
Buildings and leasehold improvements..............     17,929          16,822        5-50
Machinery.........................................     53,433          39,794        3-12
Office furniture and equipment....................      9,680           5,346        3-10
Transportation equipment..........................      2,937           2,393         2-5
Construction in progress..........................      4,285           5,188
                                                      -------         -------
          Total...................................     90,903          72,331
Less: accumulated depreciation....................     29,475          19,786
                                                      -------         -------
          Property, plant and equipment, net......    $61,428         $52,545
                                                      =======         =======

     Depreciation expense related to property, plant and equipment charged to operations for the years ended December 31, 2000, January 31, 2000 and January 31, 1999 was $8,177,000, $7,660,000 and $7,959,000, respectively.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8. RETIREMENT PLANS

     Metallurg maintains defined benefit plans for its employees in the U.S., the U.K., Germany and Norway. In addition, other benefit plans are maintained by Metallurg in the U.S. and overseas.

  DEFINED BENEFIT PLANS

     The following table summarizes the changes in benefit obligation and changes in plan assets for Metallurg's defined benefit plans (in thousands).

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $122,149       $125,431
Acquisition.................................................         921             --
Service cost................................................       2,059          2,458
Interest cost...............................................       7,027          6,892
Actuarial loss (gain).......................................       7,461         (4,656)
Effect of restructuring.....................................          --          2,245
Employee contributions......................................         296            328
Benefits paid...............................................      (5,423)        (5,282)
Foreign currency translation adjustment.....................      (7,651)        (5,267)
                                                                --------       --------
          Benefit obligation at end of year.................     126,839        122,149
                                                                --------       --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     103,528         90,989
Acquisition.................................................         592             --
Actual return on plan assets................................      (2,774)        15,713
Employer and employee contributions.........................       1,757          1,740
Benefits paid...............................................      (3,448)        (3,005)
Foreign currency translation adjustment.....................      (6,198)        (1,909)
                                                                --------       --------
          Fair value of plan assets at end of year..........      93,457        103,528
                                                                --------       --------
Funded status...............................................     (33,382)       (18,621)
Unrecognized net actuarial loss (gain)......................      10,949         (7,101)
Unrecognized prior service cost.............................          86             93
                                                                --------       --------
          Accrued benefit cost, net.........................    $(22,347)      $(25,629)
                                                                ========       ========
Amounts recognized in the balance sheet are as follows:
  Prepaid benefit...........................................    $ 10,122       $  9,416
  Accrued pension liabilities...............................     (32,893)       (35,411)
  Adjustment required to recognize minimum liability........         424            366
                                                                --------       --------
          Net amount recognized in balance sheet............    $(22,347)      $(25,629)
                                                                ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8. RETIREMENT PLANS -- (CONTINUED)

                                                                         YEAR ENDED
                                                         ------------------------------------------
                                                         DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                             2000           2000           1999
                                                         ------------    -----------    -----------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate..........................................  5.5% - 7.5%     5.5% - 7.5%    5.5% - 6.5%
Rate of compensation increase..........................  3.0% - 4.5%     3.0% - 5.0%    3.0% - 4.5%
Expected return on plan assets.........................  7.0% - 9.0%     7.0% - 9.0%    8.0% - 9.0%

     The following table summarizes the components of net periodic benefit cost (in thousands):

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                              2000           2000           1999
                                                          ------------    -----------    -----------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................................    $ 2,059         $ 2,458       $  1,970
Interest cost...........................................      7,027           6,892          7,104
Expected return on plan assets..........................     (7,571)         (6,866)       (11,164)
Net amortization and deferral...........................       (197)             70          4,613
                                                            -------         -------       --------
  Net periodic benefit cost.............................    $ 1,318         $ 2,554       $  2,523
                                                            =======         =======       ========

     The following tables summarize the funded status of Metallurg's defined benefit plans.

     Metallurg, Inc. and its domestic subsidiaries have defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. The funded status of these plans is as follows (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Benefit obligation..........................................    $(19,029)      $(18,425)
Plan assets.................................................      19,095         20,954
                                                                --------       --------
  Net.......................................................          66          2,529
Unrecognized actuarial gain.................................      (1,442)        (4,435)
Unrecognized prior service cost.............................          86             93
                                                                --------       --------
  Accrued pension liability.................................    $ (1,290)      $ (1,813)
                                                                ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

8. RETIREMENT PLANS -- (CONTINUED)
     LSM maintains defined benefit pension plans covering all eligible employees. Substantially all plan assets are invested in listed stocks and bonds. The funded status of these plans is as follows (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Benefit obligation..........................................    $(76,223)      $(69,640)
Plan assets.................................................      73,823         82,429
                                                                --------       --------
  Net.......................................................      (2,400)        12,789
Unrecognized actuarial loss (gain)..........................      12,105         (3,373)
                                                                --------       --------
  Net prepaid pension cost..................................    $  9,705       $  9,416
                                                                ========       ========
Amounts recognized in the balance sheet are as follows:
Prepaid pension cost........................................    $ 10,122       $  9,416
Accrued pension liability...................................        (417)            --
                                                                --------       --------
  Net amount recognized in balance sheet....................    $  9,705       $  9,416
                                                                ========       ========

     Metallurg's German subsidiaries maintain defined benefit pension plans covering all eligible employees. The funded status of these plans is as follows (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Benefit obligation..........................................    $(31,587)      $(34,084)
Plan assets.................................................         539            145
                                                                --------       --------
  Net.......................................................     (31,048)       (33,939)
Unrecognized actuarial loss.................................         286            707
Adjustment to recognize minimum liability...................        (424)          (366)
                                                                --------       --------
  Accrued liability.........................................    $(31,186)      $(33,598)
                                                                ========       ========

  OTHER BENEFIT PLANS

     Metallurg, Inc. maintains a defined contribution plan covering substantially all of the salaried employees of Metallurg, Inc. and its domestic subsidiaries. The related expense, net of forfeitures, was $205,000, $15,000 and $207,000 in the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively.

     Balance sheet accruals for pension plans of Metallurg, Inc.'s other foreign subsidiaries approximate or exceed the related actuarially computed value of accumulated benefit obligations. Accrued pension liabilities for these plans were $549,000 and $479,000 at December 31, 2000 and January 31, 2000,
respectively. Pension expense relating to these plans was $220,000, $74,000 and $213,000 for the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

9. BORROWINGS

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Metallurg, Inc.:
  Senior Notes..............................................    $100,000       $100,000
                                                                --------       --------
Foreign subsidiaries:
  LSM.......................................................      10,074          2,019
  GfE.......................................................       5,516          6,230
  EWW.......................................................       1,062          1,607
  Other.....................................................         291             39
                                                                --------       --------
                                                                  16,943          9,895
                                                                --------       --------
       Subtotal.............................................     116,943        109,895
Less: amounts due within one year...........................       1,523            833
                                                                --------       --------
  Total long-term debt......................................    $115,420       $109,062
                                                                ========       ========

  METALLURG, INC. AND DOMESTIC SUBSIDIARIES

     In November 1997, Metallurg, Inc. sold the Senior Notes, which mature in 2007 and accrue interest at a rate of 11% per annum, payable semi-annually commencing in June 1998. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, at any time on or after December 2002. The Senior Notes are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis. The Senior Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, Metallurg, Inc. is prohibited from making dividends in an amount greater than 50% of its net income under terms of the Senior Note indenture.

     On October 29, 1999, Metallurg, Inc., Shieldalloy and certain of Metallurg Inc.'s other subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. This facility provides the Borrowers with up to $50,000,000 of financing resources and provides for a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 2.5% or (ii) Prime, plus up to 1.0% based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Revolving Credit Facility permits borrowings of up to $50,000,000 for working capital requirements and general corporate purposes, up to $35,000,000 of which may be used for letters of credit in the U.S. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10,000,000 level.

     The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At December 31, 2000, there were no borrowings under this facility; however, outstanding letters of credit totaled $25,151,000. Substantially all assets of the North American Group are pledged as collateral under this agreement.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

9. BORROWINGS -- (CONTINUED)

  FOREIGN SUBSIDIARIES

     Pursuant to the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20,500,000 ($9,878,000) of financing to GfE (the "German Subfacility"), which is guaranteed by the Borrowers and certain subsidiaries under the Revolving Credit Facility. At December 31, 2000, there was DM 2,017,000 ($972,000) outstanding under the German Subfacility. In August 1998, GfE entered into a term loan with IKB Deutsche Industrie Bank in the amount of DM 10,000,000 ($4,819,000). The loan, which matures in 2008, bears interest at a rate of 3.9% and is collateralized by certain property of GfE. GfE also has collateralized term loans of DM 1,447,000 ($697,000) maturing through 2004 and bearing interest at a weighted-average rate of 6.4%. Short-term collateralized borrowings of GfE with local banks totaled DM 357,000 ($172,000) at December 31, 2000 at a weighted average interest rate of 6.8%.

     LSM has two revolving credit facilities that provide LSM with up to L11,000,000 ($16,424,000) of borrowings. The first facility provides up to L7,000,000 ($10,452,000) of borrowings, up to L3,300,000 ($4,927,000) of foreign exchange exposure and up to L2,300,000 ($3,434,000) for other ancillary banking arrangements including bank guarantees. Borrowings under this facility are payable on demand. Outstanding loans under this facility bear interest at the lender's base rate plus 1.0%. At December 31, 2000, there were L4,528,000 ($6,719,000) outstanding borrowings under the facility. The second facility provides LSM with up to L4,000,000 ($5,972,000) of borrowings and L10,300,000 ($15,379,000) of forward exchange contracts. This facility is unsecured and borrowings bear interest at a rate of 1.0% over the bank's base rate. At December 31, 2000, there were no borrowings under this facility. Both facilities expired during 2000. They have been temporarily extended at existing terms until new facilities are negotiated. Hydelko has an unsecured overdraft facility of NOK 15,000,000 ($1,701,000) at an interest rate of NIBOR plus 1.25%. At December 31, 2000, there was NOK 4,754,000 ($539,000) outstanding under this facility. On September 10, 1999, LSM entered into a term loan facility with HSBC Bank plc in the amount L6,000,000 ($8,959,000), the proceeds of which are to be used to finance capital expenditures. This facility, which is unsecured, expires in December 2006, seven years from the first drawing. Quarterly repayments commence in December 2002 and outstanding loans under this facility bear interest at LIBOR plus 1.0%. During 2000, Hydelko entered into an unsecured term loan in the amount of NOK 10,000,000 ($1,133,000). Repayments began in November 2000 and continue for 10 years in equal monthly installments plus interest at NIBOR plus 1.25%.

     EWW has committed lines of credit with several banks in the aggregate amount of DM 12,000,000 ($5,782,000). The credit facilities currently bear interest at rates from 8.25% to 10%. The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At December 31, 2000, there were no borrowings under these facilities. EWW also has a term loan of DM 815,000 ($393,000) maturing in 2001. The term loan is collateralized by a mortgage on certain real property and bears interest at 4.5%. In 1998, EWW borrowed DM 1,478,000 ($712,000) to fund capital additions. Payments began in 2000 and continue at DM 185,000 ($89,000) per year until maturity in 2008. The loan bears interest at 4.25%.

     Metallurg, Inc.'s other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks. Borrowings under these arrangements aggregated $1,135,000 at December 31, 2000 at a weighted-average interest rate of 13%.

     Interest expense totaled $13,242,000, $13,255,000 and $12,833,000 for the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively.

     The scheduled maturities of long-term debt during the next five years are $1,523,000 in 2001, $1,641,000 in 2002, $3,224,000 in 2003, $3,086,000 in 2004,
$3,060,000 in 2005 and $104,409,000 thereafter.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

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

     Based on quoted market prices, the fair value of Metallurg, Inc.'s $100,000,000 Senior Notes, issued in November 1997, approximated $80,000,000 and $90,000,000 at December 31, 2000 and January 31, 2000, respectively. The carrying amount of other long-term debt approximated fair value.

     Metallurg enters into foreign exchange contracts in the regular course of business to manage exposure against fluctuations on sales and raw material purchase transactions denominated in currencies other than the functional currencies of its businesses. The contracts mature at the anticipated cash requirement date, generally within 12 months, and are principally unsecured foreign exchange contracts with select banks. The notional values provide an indication of the extent of Metallurg's involvement in such instruments but do not represent its exposure to market risk, which is essentially limited to risk related to currency rate movements. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which Metallurg also has other financial relationships. Metallurg is exposed to credit risk generally limited to unrealized gains in such contracts in the event of non-performance by counterparties of those financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

     At December 31, 2000, Metallurg had a total of $9,590,000 (of notional value) of foreign exchange forward purchase contracts with a deferred loss of $79,000 and $27,547,000 (of notional value) of foreign exchange forward sale contracts with a deferred loss of $268,000. The contracts are predominately denominated in U.S. Dollars, Euros and Deutsche Marks.

11. INCOME TAXES

     For financial reporting purposes, income (loss) before income tax provision and minority interest includes the following components (in thousands):

                                                                  YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                      2000           2000           1999
                                                  ------------    -----------    -----------
U.S. ...........................................    $ 1,195        $(13,779)       $(9,546)
Foreign.........................................     17,515          (1,297)        16,266
                                                    -------        --------        -------
     Total......................................    $18,710        $(15,076)       $ 6,720
                                                    =======        ========        =======

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

11. INCOME TAXES -- (CONTINUED)

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to Metallurg's effective tax rate is as follows (dollars in thousands):

                                                                    YEAR ENDED
                                             --------------------------------------------------------
                                               DECEMBER 31,        JANUARY 31,         JANUARY 31,
                                                   2000               2000                1999
                                             ----------------   -----------------   -----------------
                                                TAX                TAX                 TAX
                                             PROVISION          PROVISION           PROVISION
                                             (BENEFIT)    %     (BENEFIT)     %     (BENEFIT)     %
                                             ---------   ----   ---------   -----   ---------   -----
Income tax provision at statutory rate.....   $6,361     34.0    $(5,126)   (34.0)   $ 2,285     34.0
State and local income taxes, net of
  federal income tax effect................      164      0.9        (86)    (0.6)       346      5.1
Effect of net change of foreign valuation
  allowance and differences between U.S.
  and foreign rates........................    1,819      9.7      3,920     26.0     (1,085)   (16.2)
Foreign dividends..........................      624      3.3      1,289      8.6      3,254     48.4
Changes in domestic valuation allowance....     (110)    (0.6)     3,276     21.7        290      4.3
Other......................................       52      0.3        444      3.0       (302)    (4.4)
                                              ------     ----    -------    -----    -------    -----
     Total.................................   $8,910     47.6    $ 3,717     24.7    $ 4,788     71.2
                                              ======     ====    =======    =====    =======    =====

     The income tax provision represents the following (in thousands):

                                                                         YEAR ENDED
                                                        --------------------------------------------
                                                        DECEMBER 31,     JANUARY 31,     JANUARY 31,
                                                            2000            2000            1999
                                                        ------------     -----------     -----------
Current:
  U.S. federal........................................     $   85                          $  (340)
  U.S. state and local................................        247          $ (130)             317
  Foreign.............................................      4,780           2,042            5,512
                                                           ------          ------          -------
     Total current....................................      5,112           1,912            5,489
                                                           ------          ------          -------
Deferred:
  U.S. federal and state..............................        843             228              366
  Foreign.............................................      2,955           1,577           (1,067)
                                                           ------          ------          -------
     Total deferred...................................      3,798           1,805             (701)
                                                           ------          ------          -------
     Total income tax provision.......................     $8,910          $3,717          $ 4,788
                                                           ======          ======          =======

     U.S. federal income tax refunds receivable of $1,077,000 and $750,000, at December 31, 2000 and January 31, 2000, respectively, consist of carryback claims related to environmental expenses. These receivables are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

11. INCOME TAXES -- (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Metallurg's deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Deferred Tax Assets:
  NOL and other credit carryforwards........................    $ 29,743       $ 41,859
  Environmental liabilities.................................      12,772         12,779
  Retirement benefits.......................................       9,839         12,684
  Goodwill..................................................       4,255          5,115
  Other accruals and reserves...............................       1,296          2,177
  Inventories...............................................         365            371
  Fixed assets..............................................         297            127
  Other.....................................................         433            188
                                                                --------       --------
Total deferred tax assets...................................      59,000         75,300
Deferred tax asset valuation allowance......................     (51,900)       (66,600)
                                                                --------       --------
                                                                   7,100          8,700
                                                                --------       --------
Deferred Tax Liabilities:
  Pension credits...........................................      (4,105)        (2,655)
  Fixed assets..............................................      (2,544)        (1,869)
  Tax write-offs and reserves...............................      (2,062)        (3,402)
  Inventories...............................................          --           (266)
  Other.....................................................        (389)          (208)
                                                                --------       --------
Total deferred tax liabilities..............................      (9,100)        (8,400)
                                                                --------       --------
Net deferred tax (liability) asset..........................    $ (2,000)      $    300
                                                                ========       ========

     At December 31, 2000, Metallurg has net operating loss carryforwards relating to domestic operations of $19,723,000 (subject to certain limitations relative to utilization), which expire through 2019, and alternative minimum tax credit carryforwards of $785,000, which can be carried forward indefinitely. Metallurg, Inc.'s consolidated foreign subsidiaries have income tax loss carryforwards aggregating $53,970,000, a substantial portion of which relates to German and Brazilian operations, which do not expire under current regulations. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowance at December 31, 2000. Included within the deferred tax provision are the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital" of $1,485,000 and the deferred tax effects of certain deferred tax assets, primarily foreign net operating losses, for which a benefit has previously been recognized in the amount of $1,839,000.

     The adoption of fresh-start reporting results in an increase of additional paid-in capital, rather than an income tax benefit in the tax provision, as the benefits relating to existing deferred tax assets are realized.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

12. SHAREHOLDER'S EQUITY

                                                                                 ACCUMULATED
                                                          DUE                       OTHER
                                     COMMON STOCK         FROM     ADDITIONAL   COMPREHENSIVE   RETAINED        TOTAL
                                  -------------------    PARENT     PAID-IN        INCOME       EARNINGS    SHAREHOLDER'S
                                    SHARES     AMOUNT   COMPANY     CAPITAL        (LOSS)       (DEFICIT)      EQUITY
                                  ----------   ------   --------   ----------   -------------   ---------   -------------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 31, 1998.....   4,956,406    $ 50                $40,209        $   673      $    839      $ 41,771
  Net income....................          --      --                     --             --         1,932         1,932
  Change in translation
    adjustment..................          --      --                     --         (1,004)           --        (1,004)
  Minimum pension liability
    adjustment..................          --      --                     --            (57)           --           (57)
  Amortization of stock
    awards......................          --      --                    750             --            --           750
  Deferred tax effects of
    fresh-start adjustments.....          --      --                    757             --            --           757
  Capital contribution from
    Safeguard International.....          --      --                  3,541             --            --         3,541
  Merger adjustments............  (4,956,306)    (50)                    50             --            --            --
  Stock split...................   4,999,900      50                    (50)            --            --            --
                                  ----------    ----                -------        -------      --------      --------
Balance at January 31, 1999.....   5,000,000      50                 45,257           (388)        2,771        47,690
  Net income....................          --      --                     --             --       (18,658)      (18,658)
  Change in translation
    adjustment..................          --      --                     --         (1,206)           --        (1,206)
  Minimum pension liability
    adjustment..................          --      --                     --           (309)           --          (309)
  Deferred tax effects of
    fresh-start adjustments.....          --      --                    924             --            --           924
                                  ----------    ----                -------        -------      --------      --------
Balance at January 31, 2000.....   5,000,000      50                 46,181         (1,903)      (15,887)       28,441
  Net income....................          --      --                     --             --        10,123        10,123
  Change in translation
    adjustment..................          --      --                     --         (4,530)           --        (4,530)
  Minimum pension liability
    adjustment..................          --      --                     --            (58)           --           (58)
  Purchase of parent company
    debt........................          --      --    $(19,714)        --             --            --       (19,714)
  Deferred tax effects of
    fresh-start adjustments.....          --      --          --      1,485             --            --         1,485
                                  ----------    ----    --------    -------        -------      --------      --------
Balance at December 31, 2000....   5,000,000    $ 50    $(19,714)   $47,666        $(6,491)     $ (5,764)     $ 15,747
                                  ==========    ====    ========    =======        =======      ========      ========

     At the time of the Merger, each outstanding share of Metallurg, Inc. common stock was converted into the right to receive $30 in cash. As of July 13, 1998, in connection with the Merger, all of the then outstanding shares of common stock of Metallurg, Inc. were canceled and 100 shares of common stock, $0.01 par value, were issued to Metallurg Holdings. In November 1998, the certificate of incorporation of Metallurg, Inc. was amended to provide for 10,000,000 authorized shares of common stock and Metallurg, Inc. consummated a 50,000 for 1 stock split. As a result, Metallurg, Inc. has 5,000,000 shares of common stock, $0.01 par value, outstanding, all of which are owned by Metallurg Holdings.

     Metallurg, Inc. is restricted from paying dividends to its shareholders as a result of the Senior Note indenture related to the Senior Notes offering, which, in general, prohibits Metallurg, Inc. from making dividends in an amount greater than 50% of its net income, as defined in the Senior Note indenture. In addition, Metallurg, Inc.'s revolving credit facility with Fleet National Bank limits the payment of dividends.

     On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes") of Metallurg Holdings, Inc., its parent company, for $19,714,000 in cash. These Senior Discount Notes were not subsequently retired. The Senior Discount Notes were purchased on the open market in several separately negotiated transactions. Consent to the transaction from Metallurg, Inc.'s bank group under its Amended and Restated Loan Agreement, dated October 29, 1999, had been previously obtained. Metallurg, Inc.'s investment in these Senior Discount Notes is recorded as a reduction in equity, as the only significant asset of Metallurg Holdings, Inc. is its investment in Metallurg, Inc.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

12. SHAREHOLDER'S EQUITY -- (CONTINUED)

     Total comprehensive income (loss) totaled $5,535,000, $(20,173,000) and $871,000, for the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively.

STOCK COMPENSATION PLANS

     1998 Equity Compensation Plan (the "ECP") -- On November 20, 1998, 500,000 shares of common stock were made available for stock awards and stock options under the ECP. Options issued have a term of ten years and vest, in most cases, 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The weighted-average remaining life of options outstanding at December 31, 2000 was 7.8 years.

     Stock option transactions under the ECP are summarized as follows:

                                                                                   WEIGHTED-AVERAGE
                                                          NUMBER OF    EXERCISE       FAIR VALUE
                                                           SHARES       PRICE       AT GRANT DATE
                                                          ---------    --------    ----------------
  Granted...............................................   462,500      $30.00          $4.83
                                                           -------
Outstanding at January 31, 1999.........................   462,500
  Granted...............................................    12,500      $30.00          $6.03
  Canceled or forfeited.................................   (40,500)
                                                           -------
Outstanding at January 31, 2000.........................   434,500
  Granted...............................................    15,000      $30.00          $6.26
  Canceled or forfeited.................................   (17,500)
                                                           -------
Outstanding at December 31, 2000........................   432,000
                                                           =======
Shares reserved for future options......................    68,000
Stock options exercisable at:
  January 31, 1999......................................    92,500
  January 31, 2000......................................   168,800
  December 31, 2000.....................................   248,625

     Had the compensation cost for Metallurg, Inc.'s stock option plan been determined based upon the fair value at the grant date, consistent with SFAS No. 123, Metallurg, Inc.'s net income would have been reduced by $408,000, $385,000 and $557,000 in the years ended December 31, 2000, January 31, 2000 and January 31, 1999, respectively. Principal assumptions used in applying the Black-Scholes model for options granted in the periods presented were as follows:

                                                                 YEAR ENDED
                                             --------------------------------------------------
                                              DECEMBER 31,      JANUARY 31,       JANUARY 31,
                                                  2000              2000              1999
                                             --------------    --------------    --------------
Expected volatility........................        0%                0%                0%
Expected dividend yield....................  Not Applicable    Not Applicable    Not Applicable
Expected life..............................     4 years           4 years           4 years
Risk-free interest rate....................      6.02%             5.77%             4.49%

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

12. SHAREHOLDER'S EQUITY -- (CONTINUED)

     Management Stock Award and Stock Option Plan (the "SASOP") -- On April 14, 1997, 500,000 shares of common stock were made available for stock awards and stock options under the SASOP. Pursuant to the Plan, the Board granted to eligible executives 250,000 shares of common stock (the "Initial Stock Awards"). Twenty percent of each Initial Stock Award was transferable on the date of grant and 40 percent was to become transferable on the first and second anniversary of the date of grant. Additionally, the Board granted to eligible employees options to purchase 167,000 shares of common stock at $11.38 (fair market value on the date of grant), effective as of September 1, 1997, and 20,000 shares of common stock at $8.43 (fair market value on the date of grant), effective as of April 1, 1998. Such options vested 33 1/3% on the date of grant and 33 1/3% were to vest on the first and second anniversaries of the date of grant. At the time of the Merger, the Initial Stock Awards then outstanding became fully vested and Metallurg, Inc. recorded additional compensation expense of approximately $355,000. In addition, outstanding stock options became fully vested and holders were therefore entitled to receive $30 per share as part of the purchase of Metallurg, Inc. Metallurg, Inc. recorded compensation expense of $3,541,000, which represented the excess of the $30 per share purchase price over the exercise prices noted above. Metallurg, Inc. was reimbursed for these stock option cancellation costs by a capital contribution from Safeguard International at the time of the Merger. This plan terminated in 1998.

     Metallurg, Inc. accounted for the SASOP using the intrinsic value method in accordance with APB No. 25. Accordingly, compensation expense related to the Initial Stock Awards of $750,000 was recognized in the year ended January 31, 1999, and no compensation expense was recognized for the stock options granted.

13. OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists of the following (in thousands):

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,    JANUARY 31,    JANUARY 31,
                                                              2000           2000           1999
                                                          ------------    -----------    -----------
Gain on sale of interest in SMW.........................     $5,128
Gain on settlement of German lawsuit....................         --                        $1,351
Other, net..............................................        363          $(151)           457
                                                             ------          -----         ------
          Total.........................................     $5,491          $(151)        $1,808
                                                             ======          =====         ======

     In the year ended January 31, 1999, GfE was successful in recovering $1,351,000 of additional proceeds from a government-owned insurance agency representing final settlement for claims under GfE's political risk insurance policy related to an investment in the former Zaire.

     In April 2000, Metallurg sold its entire interest in SMW for $8,311,000, resulting in a gain of $5,128,000.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

14. ENVIRONMENTAL LIABILITIES

     Metallurg's alloy manufacturing operations in Newfield, New Jersey; Cambridge, Ohio; Nuremberg and Weisweiler, Germany; and Sao Joao del Rei, Brazil are subject to environmental laws and regulations for which Metallurg has incurred environmental liabilities. These liabilities are primarily related to the investigation and remediation of contamination resulting from historic operations.

     Total environmental liabilities consist of the following (in thousands):

                                                              DECEMBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------    -----------
Domestic:
  Shieldalloy -- New Jersey.................................    $25,194         $26,956
  Shieldalloy -- Ohio.......................................     10,868          11,202
                                                                -------         -------
                                                                 36,062          38,158
Foreign.....................................................      3,223           3,565
                                                                -------         -------
  Total environmental liabilities...........................     39,285          41,723
Less: trust funds...........................................      3,468           3,213
                                                                -------         -------
  Net environmental liabilities.............................     35,817          38,510
Less: current portion.......................................      5,598           6,691
                                                                -------         -------
  Environmental liabilities.................................    $30,219         $31,819
                                                                =======         =======

     Shieldalloy entered into administrative consent orders with the New Jersey Department of Environmental Protection under which Shieldalloy must conduct remediation activities at the Newfield facility. These obligations, which were reaffirmed as part of the Reorganization Plan, include the closure of wastewater lagoons, the decontamination of groundwater, soil remediation, surface water and sediment clean up, wetlands restoration and related operation and maintenance activities. Shieldalloy accrued its best estimate of the associated costs with respect to remedial activities at the site, which it expects to disburse over the next 15 years. At December 31, 2000, outstanding letters of credit issued as financial assurances in favor of various environmental agencies totaled $21,419,000. The cost of providing financial assurance over the term of the remediation activities has been contemplated in the accrued amounts.

     Historic manufacturing processes at both Newfield and Cambridge have resulted in on-site slag piles containing naturally occurring radioactivity. Shieldalloy will be required to submit a decommissioning plan to the U.S. Nuclear Regulatory Commission if licensed activities are not resumed in Newfield by mid-2001. At the Cambridge site, Shieldalloy plans to decommission and to cap the slag piles on-site. Financial assurance for implementation and ongoing maintenance of such decommissioning plans is partially assured by cash funds held in trust, letters of credit and an annuity contract.

     Shieldalloy and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, entered into a consent order with the State of Ohio in December 1996. Shieldalloy and Cyprus Foote agreed in the consent order to conduct remediation and decommissioning activities at the Cambridge site. Additionally, Shieldalloy and Cyprus Foote agreed to enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. Pursuant to the consent order, Shieldalloy and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, Shieldalloy has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, Shieldalloy has accrued its best estimate of associated costs that it expects to substantially disburse over the next 3-5 years.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

14. ENVIRONMENTAL LIABILITIES -- (CONTINUED)

     With respect to the financial assurance obligations to the State of Ohio, Cyprus Foote has agreed to provide financial assurance of approximately $9,000,000 as required by the State of Ohio and Shieldalloy has purchased an annuity contract which will provide for future payments into the trust fund to cover certain of the estimated operation and maintenance costs over the next 100 years.

     Metallurg, Inc.'s German subsidiaries have accrued environmental liabilities in the amounts of $3,022,000 and $3,349,000 at December 31, 2000 and January 31, 2000, respectively, to cover the costs of closing an off-site dump and for certain environmental conditions at a subsidiary's Nuremberg site. In Brazil, costs of $201,000 and $216,000 have been accrued at December 31, 2000 and January 31, 2000, respectively, to cover reclamation costs of closed mine sites.

     In March 2000 and June 1999 Shieldalloy recognized environmental expense recoveries of $750,000 and $5,500,000, respectively upon settlement with insurance companies relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at Shieldalloy's Newfield, New Jersey site.

15. CONTINGENT LIABILITIES

     In addition to environmental matters, which are discussed in Note 14, Metallurg continues defending various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such litigation will not have a material adverse effect on Metallurg's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against Metallurg that could have a material adverse effect on Metallurg's future results of operations or cash flows.

16. LEASES

     Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At December 31, 2000, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

                        DECEMBER 31,
                        ------------
2001........................................................  $1,558
2002........................................................   1,215
2003........................................................     877
2004........................................................     852
2005........................................................     586
Thereafter..................................................   3,279
                                                              ------
          Total.............................................  $8,367
                                                              ======

     Rent expense under operating leases for the years ended December 31, 2000, January 31, 2000 and January 31, 1999 was $1,527,000, $1,453,000 and $1,756,000,
respectively.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, Shieldalloy, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC ("MIR, LLC") and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. During the second quarter of 1999, Metallurg, Inc. established Metallurg International Resources, Inc. (now MIR, LLC) as a wholly owned subsidiary and a guarantor of the Senior Notes. Certain commercial activities previously carried out by Metallurg, Inc. are now being carried out by MIR, LLC. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenue......................                      $175,198       $421,931        $(70,257)      $526,872
                                                         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales....................                       154,690        366,430         (69,917)       451,203
  Selling, general and
     administrative expenses.......     $  5,888           11,347         36,135              --         53,370
  Environmental expense recovery...           --             (750)            --              --           (750)
  Restructuring charges, net.......           --               --           (258)             --           (258)
                                        --------         --------       --------        --------       --------
Total operating costs and
  expenses.........................        5,888          165,287        402,307         (69,917)       503,565
                                        --------         --------       --------        --------       --------
Operating (loss) income............       (5,888)           9,911         19,624            (340)        23,307
Other:
  Other income, net................           --            5,128            363              --          5,491
  Interest (expense) income, net...       (8,338)             854         (2,604)             --        (10,088)
  Equity in income of
     subsidiaries..................       19,718            8,751             --         (28,469)            --
                                        --------         --------       --------        --------       --------
     Income before income tax
       provision...................        5,492           24,644         17,383         (28,809)        18,710
Income tax (benefit) provision.....       (4,631)           5,836          7,705              --          8,910
                                        --------         --------       --------        --------       --------
  Income before minority
     interest......................       10,123           18,808          9,678         (28,809)         9,800
Minority interest..................           --               --            323              --            323
                                        --------         --------       --------        --------       --------
  Net income.......................       10,123           18,808         10,001         (28,809)        10,123
Other comprehensive loss:
  Foreign currency translation
     adjustment....................       (4,530)          (3,891)        (4,530)          8,421         (4,530)
  Minimum pension liability
     adjustment....................          (58)             (58)           (58)            116            (58)
                                        --------         --------       --------        --------       --------
     Comprehensive income..........     $  5,535         $ 14,859       $  5,413        $(20,272)      $  5,535
                                        ========         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

           CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents........     $ 25,176         $  1,584       $ 17,127       $ (10,485)      $ 33,402
  Accounts and notes receivable,
     net...........................       17,075           23,993         62,418         (34,274)        69,212
  Inventories......................           --           35,542         57,769          (2,135)        91,176
  Other assets.....................        7,032            2,047         11,777          (6,036)        14,820
                                        --------         --------       --------       ---------       --------
     Total current assets..........       49,283           63,166        149,091         (52,930)       208,610
Investments -- intergroup..........       85,481           52,994             --        (138,475)            --
Investments -- other...............           --               --            977              --            977
Property, plant and equipment,
  net..............................          851           12,774         47,803              --         61,428
Other assets.......................        6,980           17,434         15,345         (20,619)        19,140
                                        --------         --------       --------       ---------       --------
     Total.........................     $142,595         $146,368       $213,216       $(212,024)      $290,155
                                        ========         ========       ========       =========       ========
LIABILITIES AND SHAREHOLDER'S
EQUITY
Current Liabilities:
  Short-term debt and current
     portion of long-term debt.....                                     $ 21,790       $ (10,485)      $ 11,305
  Accounts and notes payable.......     $  3,705         $ 28,742         46,813         (34,275)        44,985
  Accrued expenses.................        3,669           10,902         12,764              --         27,335
  Other current liabilities........           --            6,036          4,116          (6,036)         4,116
                                        --------         --------       --------       ---------       --------
     Total current liabilities.....        7,374           45,680         85,483         (50,796)        87,741
                                        --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt...................      100,000               --         15,420              --        115,420
  Accrued pension liabilities......        1,111              179         32,152              --         33,442
  Environmental liabilities, net...           --           27,594          2,625              --         30,219
  Other liabilities................       18,363               --          9,285         (20,619)         7,029
                                        --------         --------       --------       ---------       --------
     Total long-term liabilities...      119,474           27,773         59,482         (20,619)       186,110
                                        --------         --------       --------       ---------       --------
     Total liabilities.............      126,848           73,453        144,965         (71,415)       273,851
                                        --------         --------       --------       ---------       --------
Minority interest..................           --               --            557              --            557
Shareholder's Equity:
  Common stock.....................           50            1,227         52,181         (53,408)            50
  Due from parent company..........      (19,714)              --             --              --        (19,714)
  Additional paid-in capital.......       47,666           94,460         11,927        (106,387)        47,666
  Accumulated other comprehensive
     (loss) income.................       (6,491)          (4,626)        15,244         (10,618)        (6,491)
  Retained deficit.................       (5,764)         (18,146)       (11,658)         29,804         (5,764)
                                        --------         --------       --------       ---------       --------
     Total shareholder's equity....       15,747           72,915         67,694        (140,609)        15,747
                                        --------         --------       --------       ---------       --------
     Total.........................     $142,595         $146,368       $213,216       $(212,024)      $290,155
                                        ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                          COMBINED       COMBINED
                                                         GUARANTOR     NON-GUARANTOR
                                      METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES........................     $(10,076)        $ 1,593        $  3,958        $    314       $ (4,211)
                                         --------         -------        --------        --------       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property plant and
     equipment......................          (92)         (3,457)        (12,323)             --        (15,872)
  Proceeds from asset sales.........           49           8,277             160              --          8,486
  Other, net........................           68              --         (11,386)             --        (11,318)
                                         --------         -------        --------        --------       --------
Net cash provided by (used in)
  investing activities..............           25           4,820         (23,549)             --        (18,704)
                                         --------         -------        --------        --------       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup (repayments)
     borrowings.....................          (76)          2,607          (2,217)           (314)            --
  Proceeds from long-term debt,
     net............................           --              --           7,722              --          7,722
  Net borrowing of short-term
     debt...........................           --              --          10,831          (1,336)         9,495
  Purchase of parent company debt...      (19,714)             --              --              --        (19,714)
  Minority interest contribution....           --              --             676              --            676
  Intergroup dividends received
     (paid).........................        9,590          (8,000)         (1,590)             --             --
                                         --------         -------        --------        --------       --------
Net cash (used in) provided by
  financing activities..............      (10,200)         (5,393)         15,422          (1,650)        (1,821)
                                         --------         -------        --------        --------       --------
Effects of exchange rate changes on
  cash and cash equivalents.........           --              --            (473)             --           (473)
                                         --------         -------        --------        --------       --------
Net (decrease) increase in cash and
  cash equivalents..................      (20,251)          1,020          (4,642)         (1,336)       (25,209)
Cash and cash
  equivalents -- beginning of
  period............................       45,427             564          21,769          (9,149)        58,611
                                         --------         -------        --------        --------       --------
Cash and cash equivalents -- end of
  period............................     $ 25,176         $ 1,584        $ 17,127        $(10,485)      $ 33,402
                                         ========         =======        ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                          COMBINED       COMBINED
                                                         GUARANTOR     NON-GUARANTOR
                                      METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------------   ------------   -------------   ------------   ------------
Total revenue.......................     $  7,297         $149,452       $388,738        $(68,403)      $477,084
                                         --------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales.....................        6,904          145,154        343,551         (69,726)       425,883
  Selling, general and
     administrative expenses........        5,418           10,348         38,908              --         54,674
  Environmental expense recovery....           --           (5,501)            --              --         (5,501)
  Restructuring charges.............           --               --          6,536              --          6,536
                                         --------         --------       --------        --------       --------
Total operating costs and
  expenses..........................       12,322          150,001        388,995         (69,726)       481,592
                                         --------         --------       --------        --------       --------
Operating loss......................       (5,025)            (549)          (257)          1,323         (4,508)
Other:
  Other income (expense), net.......            2              (10)          (143)             --           (151)
  Interest (expense) income, net....      (10,979)           1,987         (1,425)             --        (10,417)
  Equity in losses of
     subsidiaries...................       (3,153)          (2,871)            --           6,024             --
                                         --------         --------       --------        --------       --------
     Loss before income tax
       (benefit) provision..........      (19,155)          (1,443)        (1,825)          7,347        (15,076)
Income tax (benefit) provision......         (497)             896          3,318              --          3,717
                                         --------         --------       --------        --------       --------
  Loss before minority interest.....      (18,658)          (2,339)        (5,143)          7,347        (18,793)
Minority interest...................           --               --            135              --            135
                                         --------         --------       --------        --------       --------
  Net loss..........................      (18,658)          (2,339)        (5,008)          7,347        (18,658)
Other comprehensive (loss) income:
  Foreign currency translation
     adjustment.....................       (1,206)             560         (1,147)            587         (1,206)
  Minimum pension liability
     adjustment.....................         (309)            (309)          (366)            675           (309)
                                         --------         --------       --------        --------       --------
     Comprehensive loss.............     $(20,173)        $ (2,088)      $ (6,521)       $  8,609       $(20,173)
                                         ========         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

           CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents........     $ 45,427         $    564       $ 21,769       $  (9,149)      $ 58,611
  Accounts and notes receivable,
     net...........................       16,372           27,609         55,115         (30,616)        68,480
  Inventories......................           --           25,556         56,892          (1,795)        80,653
  Other assets.....................        4,676              425          7,714          (2,446)        10,369
                                        --------         --------       --------       ---------       --------
     Total current assets..........       66,475           54,154        141,490         (44,006)       218,113
Investments -- intergroup..........       77,561           48,003             --        (125,564)            --
Investments -- other...............          254            3,149          1,784              --          5,187
Property, plant and equipment,
  net..............................          943           10,580         41,022              --         52,545
Other assets.......................        8,556           17,279         13,384         (21,413)        17,806
                                        --------         --------       --------       ---------       --------
     Total.........................     $153,789         $133,165       $197,680       $(190,983)      $293,651
                                        ========         ========       ========       =========       ========
LIABILITIES AND SHAREHOLDER'S
EQUITY
Current Liabilities:
  Short-term debt and current
     portion of long-term debt.....                                     $ 11,081       $  (9,149)      $  1,932
  Accounts and notes payable.......     $  3,270         $ 24,698         52,128         (31,304)        48,792
  Accrued expenses.................        3,602            9,410         17,201              --         30,213
  Other current liabilities........           --            2,446          1,306          (2,446)         1,306
                                        --------         --------       --------       ---------       --------
     Total current liabilities.....        6,872           36,554         81,716         (42,899)        82,243
                                        --------         --------       --------       ---------       --------
Long-term Liabilities:
  Long-term debt...................      100,000               --          9,062              --        109,062
  Accrued pension liabilities......          113            1,700         34,077              --         35,890
  Environmental liabilities, net...           --           29,945          1,874              --         31,819
  Other liabilities................       18,363               --          9,270         (21,413)         6,220
                                        --------         --------       --------       ---------       --------
     Total long-term liabilities...      118,476           31,645         54,283         (21,413)       182,991
                                        --------         --------       --------       ---------       --------
     Total liabilities.............      125,348           68,199        135,999         (64,312)       265,234
                                        --------         --------       --------       ---------       --------
Minority interest..................           --               --            (24)             --            (24)
Shareholder's Equity:
  Common stock.....................           50            1,227         52,191         (53,418)            50
  Additional paid-in capital.......       46,181           94,460         10,327        (104,787)        46,181
  Accumulated other comprehensive
     (loss) income.................       (1,903)            (677)        19,832         (19,155)        (1,903)
  Retained deficit.................      (15,887)         (30,044)       (20,645)         50,689        (15,887)
                                        --------         --------       --------       ---------       --------
     Total shareholder's equity....       28,441           64,966         61,705        (126,671)        28,441
                                        --------         --------       --------       ---------       --------
     Total.........................     $153,789         $133,165       $197,680       $(190,983)      $293,651
                                        ========         ========       ========       =========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES.......................      $(9,613)        $ 26,201        $19,409        $  (525)       $ 35,472
                                         -------         --------        -------        -------        --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property plant and
     equipment.....................         (155)          (4,016)        (9,761)            --         (13,932)
  Proceeds from asset sales........           --               16            157             --             173
  Other, net.......................         (212)          (2,810)         3,096             --              74
                                         -------         --------        -------        -------        --------
Net cash used in investing
  activities.......................         (367)          (6,810)        (6,508)            --         (13,685)
                                         -------         --------        -------        -------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings
     (repayments)..................       21,754          (19,922)        (2,357)           525              --
  Proceeds from long-term debt,
     net...........................           --               --          1,107             --           1,107
  Net borrowing (repayment) of
     short-term debt...............           --               --          1,579         (3,071)         (1,492)
  Intergroup dividends received
     (paid)........................        8,040               --         (8,040)            --              --
                                         -------         --------        -------        -------        --------
Net cash provided by (used in)
  financing activities.............       29,794          (19,922)        (7,711)        (2,546)           (385)
                                         -------         --------        -------        -------        --------
Effects of exchange rate changes on
  cash and cash equivalents........           --               --            (84)            --             (84)
                                         -------         --------        -------        -------        --------
Net increase (decrease) in cash and
  cash equivalents.................       19,814             (531)         5,106         (3,071)         21,318
Cash and cash
  equivalents -- beginning of
  period...........................       25,613            1,095         16,663         (6,078)         37,293
                                         -------         --------        -------        -------        --------
Cash and cash equivalents -- end of
  period...........................      $45,427         $    564        $21,769        $(9,149)       $ 58,611
                                         =======         ========        =======        =======        ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                         COMBINED       COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                     METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------------   ------------   -------------   ------------   ------------
Total revenue......................      $47,264         $191,401       $466,428        $(93,100)      $611,993
                                         -------         --------       --------        --------       --------
Operating costs and expenses:
  Cost of sales....................       43,826          170,762        409,824         (93,727)       530,685
  Selling, general and
     administrative expenses.......        7,894            9,987         40,757              --         58,638
  Merger-related costs.............        7,888               --             --              --          7,888
                                         -------         --------       --------        --------       --------
Total operating costs and
  expenses.........................       59,608          180,749        450,581         (93,727)       597,211
                                         -------         --------       --------        --------       --------
Operating (loss) income............      (12,344)          10,652         15,847             627         14,782
Other:
  Other income (expense), net......          878             (258)         1,188              --          1,808
  Interest (expense) income, net...       (9,767)           1,293         (1,396)             --         (9,870)
  Equity in earnings of
     subsidiaries..................       19,755           11,189             --         (30,944)            --
                                         -------         --------       --------        --------       --------
     (Loss) income before income
       tax (benefit) provision.....       (1,478)          22,876         15,639         (30,317)         6,720
Income tax (benefit) provision.....       (3,410)           3,736          4,462              --          4,788
                                         -------         --------       --------        --------       --------
     Net income....................        1,932           19,140         11,177         (30,317)         1,932
Other comprehensive loss:
  Foreign currency translation
     adjustment....................       (1,004)          (1,980)        (1,041)          3,021         (1,004)
  Minimum pension liability
     adjustment....................          (57)             (57)            --              57            (57)
                                         -------         --------       --------        --------       --------
     Comprehensive income..........      $   871         $ 17,103       $ 10,136        $(27,239)      $    871
                                         =======         ========       ========        ========       ========

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

17. SUPPLEMENTAL GUARANTOR INFORMATION -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                          COMBINED       COMBINED
                                                         GUARANTOR     NON-GUARANTOR
                                      METALLURG, INC.   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES........................     $(27,297)        $13,707         $17,207                       $  3,617
                                         --------         -------         -------                       --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property plant and
     equipment......................         (133)         (2,310)        (13,239)                       (15,682)
  Proceeds from asset sales.........        1,135             170             114                          1,419
  Other, net........................         (231)             --          (3,670)                        (3,901)
                                         --------         -------         -------                       --------
Net cash provided by (used in)
  investing activities..............          771          (2,140)        (16,795)                       (18,164)
                                         --------         -------         -------                       --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Intergroup borrowings
     (repayments)...................       23,822         (11,196)        (12,626)                            --
  Proceeds from long-term debt,
     net............................           --              --           4,509                          4,509
  Net borrowing of short-term
     debt...........................           --              --           6,710        $(6,078)            632
  Intergroup dividends received
     (paid).........................        8,893              --          (8,893)            --              --
  Capital contribution from
     Safeguard International........        3,541              --              --             --           3,541
                                         --------         -------         -------        -------        --------
Net cash provided by (used in)
  financing activities..............       36,256         (11,196)        (10,300)        (6,078)          8,682
                                         --------         -------         -------        -------        --------
Effects of exchange rate changes on
  cash and cash equivalents.........           --              --             155             --             155
                                         --------         -------         -------        -------        --------
Net increase (decrease) in cash and
  cash equivalents..................        9,730             371          (9,733)        (6,078)         (5,710)
Cash and cash
  equivalents -- beginning of
  period............................       15,883             724          26,396             --          43,003
                                         --------         -------         -------        -------        --------
Cash and cash equivalents -- end of
  period............................     $ 25,613         $ 1,095         $16,663        $(6,078)       $ 37,293
                                         ========         =======         =======        =======        ========

18. RELATED PARTY TRANSACTIONS

     Metallurg, Inc. entered into a consulting agreement with Michael A. Standen, one of its directors, effective July 1, 1999, pursuant to which he provides consulting services at a rate of $10,000 per calendar quarter. This agreement is terminable upon three months' notice. Mr. Standen has agreed not to compete against Metallurg during, and for a period of six months following termination of, the consulting period. In addition, Mr. Standen continues to receive certain benefits pursuant to the terms of his previous employment agreement with Metallurg, Inc.

     Metallurg, Inc. charges its parent company, Metallurg Holdings, $12,000 per quarter for administrative services performed. Pursuant to an Advisory Agreement entered into as of January 1, 1999, between Metallurg, Inc. and Safeguard International Management, LLC (of which certain directors of Metallurg, Inc., Dr. Schimmelbusch and Mr. Spector, are members), Metallurg, Inc. paid $33,000 per month through June 2000 (for a total of $198,000 during 2000) in connection with certain advisory and other services. Effective

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

18. RELATED PARTY TRANSACTIONS -- (CONTINUED)

July 1, 2000, a new Advisory Agreement between Safeguard International Management, LLC and Metallurg, Inc. was entered into, which provides for the payment of $15,000 per month by Metallurg, Inc. in connection with the same types of services and which is terminable by either party upon thirty days' notice. Under this Agreement, Metallurg paid $90,000 during 2000.

     Dr. Schimmelbusch and Messrs. Emmi, Kindwall, Messman, Plum and Spector, all of whom are directors of Metallurg, Inc., are directors of Safeguard Scientifics, Inc. and/or directors or officers of various companies that are associated, directly or indirectly, with Safeguard Scientifics, Inc., which has an ownership interest in Safeguard International Fund, L.P. Pursuant to these positions, they receive compensation from such entities.

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED DECEMBER 31, 2000
Sales(a)............................  $124,882    $133,261    $117,942    $150,205    $526,290
Gross profit........................    16,751      18,978      15,469      24,471      75,669
Net (loss) income(b)................      (355)      5,285      (1,403)      6,596      10,123

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                      --------    --------    --------    --------    --------
YEAR ENDED JANUARY 31, 2000
Sales(a)............................  $118,779    $117,013    $114,117    $126,500    $476,409
Gross profit........................     9,774      15,287      13,688      12,452      51,201
Net loss(c).........................    (8,544)     (2,354)     (3,025)     (4,735)    (18,658)

---------------
 (a) Restated in accordance with EITF Issue No. 00-10. See "Note 1. Summary of Significant Accounting Policies".

(b) Includes environmental expense recovery of $750 in the first quarter.

 (c) Includes environmental expense recovery of $5,501 in the second quarter and $4,386 and $2,150 of restructuring charges in the second and fourth quarters, respectively.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Metallurg, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 16, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 16, 2001

                 METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                         DEDUCTIONS
                                                                 ---------------------------
                                     BALANCE AT    CHARGED TO    UNCOLLECTABLE                  BALANCE AT
                                     BEGINNING     COSTS AND       ACCOUNTS         OTHER          END
                                     OF PERIOD      EXPENSES      WRITTEN OFF     (DESCRIBE)    OF PERIOD
                                     ----------    ----------    -------------    ----------    ----------
YEAR ENDED JANUARY 31, 1999
  Accounts receivable allowance for
     doubtful accounts.............    $2,920         $ 88          $   (86)        $  48(a)      $2,970
YEAR ENDED JANUARY 31, 2000
  Accounts receivable allowance for
     doubtful accounts.............    $2,970         $234          $  (536)        $(219)(a)     $2,449
YEAR ENDED DECEMBER 31, 2000
  Accounts receivable allowance for
     doubtful accounts.............    $2,449         $665          $(1,220)        $ (57)(a)     $1,837

---------------
(a) Foreign currency translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the directors and executive officers of Metallurg Holdings:

NAME                                   AGE    POSITION
----                                   ---    --------
Heinz C. Schimmelbusch...............  56     Director, President and Chief Executive
                                              Officer
Arthur R. Spector....................  60     Director, Executive Vice President and
                                                (effective August 2000) Treasurer
Michael R. Holly.....................  55     Director and Executive Vice President
Samuel A. Plum.......................  56     Director
Douglas A. Fastuca...................  36     Chief Financial Officer and Treasurer
                                                (until April 2000)

     Each director of Metallurg Holdings holds office until the next annual meeting of stockholders of Metallurg Holdings or until his or her successor has been elected and qualified. Officers of Metallurg Holdings are selected by the Board of Directors and serve at the discretion of the Board of Directors. Mr. Fastuca resigned as Chief Financial Officer and Treasurer of Metallurg Holdings in April 2000. Mr. Spector was appointed as Treasurer of Metallurg Holdings in August 2000.

     Heinz C. Schimmelbusch -- Dr. Schimmelbusch became Chief Executive Officer, President and a Director of Metallurg Holdings in July 1998, as well as Chairman of the Board and a Director of Metallurg, Inc. He is a Managing Director of the general partner and of the management company of Safeguard International. He is also Chairman of Allied Resource Corporation, a company he founded in 1994 to pursue technology-oriented, early-stage investment opportunities in process industries. Until 1994, Dr. Schimmelbusch was Chairman of the Management Board of Metallgesellschaft AG, Germany, a multibillion dollar, multinational company in the process industries, and Chairman of the Supervisory Board of LURGI AG, Germany's leading process engineering firm; of Buderus AG, a leading manufacturer of commercial and residential heating equipment; of Dynamit Nobel AG, a leading manufacturer of explosives and specialty chemicals; and of Norddeutsche Affinerie AG, Europe's largest copper producer. Dr. Schimmelbusch has also served on the Boards of several German and other foreign corporations and institutions, including Allianz Versicherungs AG, Munich; Philipp Holzmann AG, Frankfurt; Mobil Oil AG, Hamburg; Teck Corporation, Vancouver; and on the Advisory Boards of Dresdner Bank AG and the European Bank of Reconstruction and Development. Dr. Schimmelbusch has been the founder and Chairman of a number of public companies in the process industries, including: Inmet Corporation, Toronto (formerly, Metall Mining Corporation); Methanex Corporation, Vancouver; and B.U.S. Umweltservice AG, Frankfurt. Dr. Schimmelbusch is a director of Safeguard Scientifics, Inc., a diversified information technology company, a position he has held since 1989; Becancour Silicon Inc., Montreal, a silicon metal producer; and ALD Vacuum Technology AG, Frankfurt, a global supplier of industrial vacuum technology.

     Arthur R. Spector -- Mr. Spector was elected to serve as a Director of Metallurg Holdings and Metallurg, Inc. in July 1998. He has been an Executive Vice President of Metallurg Holdings since July 1998 and Treasurer since August 2000. He is a Managing Director of the general partner and of the management company of Safeguard International. From January 1997 to March 1998, Mr. Spector served as Managing Director of TL Ventures LLC, a venture capital management company organized to manage day-to-day operations of TL Ventures III L.P. and TL Ventures III Offshore L.P. From January 1995 through December 1996, Mr. Spector served as Director of Acquisitions of Safeguard Scientifics, Inc. Mr. Spector has also served as Chairman of various public companies including Casino & Credit Services, Inc., Abraham Lincoln Federal Savings Bank and State National Bank of Maryland. Mr. Spector serves as Chairman of Neoware Systems, Inc., a developer of network software, and as a Director of USDATA Corporation, a company which produces factory and process automation software and Docucorp International, a document automation company.

Mr. Spector holds a B.S. degree in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School.

     Michael R. Holly -- Mr. Holly became a Director and Executive Vice President of Metallurg Holdings in July 1998. He is also a Managing Director of the general partner and of the management company of Safeguard International. From 1994 though 1996, Mr. Holly provided merger and acquisition advisory services in close association with Safeguard Scientifics, Inc. Mr. Holly is a Director of several privately-held companies.

     Samuel A. Plum -- Mr. Plum was appointed a Director of Metallurg Holdings in October 1998 and was appointed a Director of Metallurg, Inc. in November 1998. He has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was an employee of Safeguard Scientifics, Inc. from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the U.K. From 1973 to 1989, he served in various capacities, including Managing Director and partner, at the investment banking divisions of Paine Webber Inc. and Blyth Eastman Dillon & Co., Inc., respectively. Mr. Plum is also a director of PacWest Telecomm, Inc., Index Stock Photography, Inc., Pentech Financial Service, Inc., WebVision, Inc. and the Philadelphia Zoological Society. Past directorships include Tishman Holdings Corporation, Icon CMT Corp., Vortex Sound Communications, Inc., Quaker Fabrics Corporation and the National Audubon Society, the latter two as Chairman. Mr. Plum holds a B.A. degree in history from Harvard University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     None of the executive officers or directors of Metallurg Holdings received compensation from Metallurg Holdings during the year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 28, 2001, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of any class of Metallurg Holdings' voting securities.

                                                                            AMOUNT AND
                                          NAME AND ADDRESS                  NATURE OF         PERCENT
TITLE OF CLASS                          OF BENEFICIAL HOLDER           BENEFICIAL OWNERSHIP   OF CLASS
--------------                   -----------------------------------   --------------------   --------
Series A Voting Preferred        Safeguard International Fund, L.P.
  Convertible Preferred Stock      Building 400                                 3,972          76.35%
                                   435 Devon Park Drive
                                   Wayne, Pennsylvania 19087
Series A Voting Preferred        SCP Private Equity Partners, L.P.
  Convertible Preferred Stock      Building 300                             1,202.335          23.11%
                                   435 Devon Park Drive
                                   Wayne, Pennsylvania 19087
Series B Non-Voting Convertible  Safeguard International Fund, L.P.
  Preferred Stock                  Building 400                                 2,482          55.16%
                                   435 Devon Park Drive
                                   Wayne, Pennsylvania 19087
Series B Non-Voting Convertible  State of Michigan Retirement
  Preferred Stock                  Systems -- Safeguard Limited                 2,000          44.21%
                                   Partnership
                                   c/o Safeguard International Fund,
                                   L.P.
                                   Building 400
                                   435 Devon Park Drive
                                   Wayne, Pennsylvania 19087

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

     Pursuant to an Advisory Agreement entered into as of January 1, 1999, between Metallurg, Inc. and Safeguard International Management, LLC (of which certain directors of Metallurg, Inc., Dr. Schimmelbusch and Mr. Spector, are members), Metallurg, Inc. paid $33,000 per month through June 2000 (for a total of $198,000 during 2000) in connection with certain advisory and other services. Effective July 1, 2000, a new Advisory Agreement between Safeguard International Management, LLC and Metallurg, Inc. was entered into, which provides for the payment of $15,000 per month by Metallurg, Inc. in connection with the same types of services and which is terminable by either party upon thirty days' notice. Under this Agreement, Metallurg paid $90,000 during 2000.

     During 2000, Metallurg Holdings recognized cross charges from Safeguard International Management, LLC of $458,000 representing reimbursement of direct costs incurred by Safeguard International Management, LLC in connection with pursuing and negotiating potential transactions on Metallurg Holdings' behalf.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

          (1) A list of the financial statements filed as part of this report appears on page 24.

          (2) The financial statement schedule required to be filed as part of this report appears on page 63.

          (3) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
     2.1  Merger Agreement, dated as of June 15, 1998, by and among
          Metallurg Holdings, Inc., Metallurg Acquisition Corp. and
          Metallurg, Inc. (incorporated herein by reference to Exhibit
          S42.1 to the Form S-4 Registration Statement filed by
          Metallurg Holdings, Inc. with the Securities and Exchange
          Commission on July 29, 1998 (File No. 333-60077)).
     3.1  Certificate of Incorporation of Metallurg Holdings, Inc.
          (incorporated herein by reference to Exhibit S43.1 to the
          Form S-4 Registration Statement filed by Metallurg Holdings,
          Inc. with the Securities and Exchange Commission on July 29,
          1998 (File No. 333-60077)).
     3.2  By-laws of Metallurg Holdings, Inc. (incorporated herein by reference to Exhibit S43.2 to the Form S-4 Registration
          Statement filed by Metallurg Holdings, Inc. with the
          Securities and Exchange Commission on July 29, 1998 (File
          No. 333-60077)).
     4.1  Amended and Restated Stockholders Agreement, dated as of
          October 13, 1998, by and among Metallurg Holdings, Inc.,
          Safeguard International Fund, L.P., State of Michigan
          Retirement Systems-Safeguard Limited Partnership and SCP
          Private Equity Partners, L.P. (incorporated herein by
          reference to Exhibit 4.1 to Metallurg Holdings, Inc.'s
          Annual Report on Form 10-K filed with the Securities and
          Exchange Commission on May 3, 1999 (File No. 333-60077)).
     4.2  Amended and Restated Registration Rights Agreement, dated as of October 13, 1998, by and among Metallurg Holdings, Inc.,
          Safeguard International Fund, L.P., State of Michigan
          Retirement Systems-Safeguard Limited Partnership and SCP
          Private Equity Partners, L.P. (incorporated herein by
          reference to Exhibit 4.2 to Metallurg Holdings, Inc.'s
          Annual Report on Form 10-K filed with the Securities and
          Exchange Commission on May 3, 1999 (File No. 333-60077)).
     4.3  Joinder Agreement, dated as of December 7, 1998, by and among Metallurg Holdings, Inc., Joseph H. Marren, Scott M.
          Honour, Mark W. Lanigan, Robert McEvoy, Scott Morrison,
          Safeguard International Fund, L.P., State of Michigan
          Retirement Systems-Safeguard Limited Partnership and SCP
          Private Equity Partners, L.P. (incorporated herein by
          reference to Exhibit 4.3 to Metallurg Holdings, Inc.'s
          Annual Report on Form 10-K filed with the Securities and
          Exchange Commission on May 3, 1999 (File No. 333-60077)).
     4.4  Indenture, dated as of July 13, 1998, by and between
          Metallurg Holdings, Inc. and United States Trust Company of
          New York (incorporated herein by reference to Exhibit S44.1 to the Form S-4 Registration Statement filed by Metallurg
          Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-60077)).
     4.5  Form of 12 3/4% Series A Senior Discount Notes due 2008,
          dated as of July 13, 1998 (incorporated by reference to
          Exhibit 4.4).
     4.6  Form of 12 3/4% Series B Senior Discount Notes due 2008,
          dated as of July 13, 1998 (incorporated by reference to
          Exhibit 4.4).
     4.7  Registration Agreement, dated as of July 13, 1998, by and between Metallurg Holdings, Inc. and BancBoston Securities
          Inc. (incorporated herein by reference to Exhibit S44.4 to the Form S-4 Registration Statement filed by Metallurg
          Holdings, Inc. with the Securities and Exchange Commission on July 29, 1998 (File No. 333-60077)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
     4.8  Indenture, dated as of November 25, 1997, by and among
          Metallurg, Inc., Shieldalloy Metallurgical Corporation,
          Metallurg Holdings Corporation, Metallurg Services, Inc.,
          MIR (China), Inc. and IBJ Schroder Bank & Trust Company
          (incorporated herein by reference to Exhibit S44.1 to the
          Form S-4 Registration Statement filed by Metallurg, Inc.
          with the Securities and Exchange Commission on December 30,
          1997 (File No. 333-42141)).
     4.9  Form of 11% Series A Senior Notes due 2007, dated as of
          November 25, 1997 (incorporated herein by reference to
          Exhibit S44.2 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange
          Commission on December 30, 1997 (File No. 333-42141)).
     4.10 Form of 11% Series B Senior Notes due 2007, dated as of
          November 25, 1997 (incorporated herein by reference to
          Exhibit S44.3 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the Securities and Exchange
          Commission on December 30, 1997 (File No. 333-42141)).
     4.11 Registration Agreement, dated as of November 20, 1997, by and among Metallurg, Inc., Shieldalloy Metallurgical
          Corporation, Metallurg Holdings Corporation, Metallurg
          Services, Inc., MIR (China), Inc., Salomon Brothers Inc and
          BancBoston Securities Inc. (incorporated herein by reference to Exhibit S44.4 to the Form S-4 Registration Statement
          filed by Metallurg, Inc. with the Securities and Exchange
          Commission on December 30, 1997 and Amendments No. 1 through
          4 thereto, filed through March 13, 1998 (File No.
          333-42141)).
    10.1  Pledge Agreement, dated as of July 13, 1998, by and between
          Metallurg Holdings, Inc. and United States Trust Company of
          New York (incorporated herein by reference to Exhibit S410.1 to the Form S-4 Registration Statement filed by Metallurg
          Holdings, Inc. with the Securities and Exchange Commission on July 27, 1998 (File No. 333-60077)).
    10.2  Amended and Restated Loan Agreement, dated October 29, 1999, by and among Metallurg, Inc., Shieldalloy Metallurgical
          Corporation and Metallurg International Resources, Inc., as
          Borrowers, Metallurg Services, Inc., MIR (China), Inc. and
          Metallurg Holdings Corporation, as Guarantors, and Fleet
          National Bank (formerly known as BankBoston, N.A.) as Agent for the lending institutions listed therein (incorporated
          herein by reference to Exhibit 10.1 to Metallurg, Inc.'s
          Quarterly Report on Form 10-Q filed with the Securities and
          Exchange Commission on December 10, 1999 (File No.
          333-42141)).
    10.3  German Loan Agreement, dated October 20, 1997, by and among
          GfE Gesellschaft fur Elektrometallurgie mbH, GfE
          Umwelttechnik GmbH, GfE Giesserei- und Stahlwerksbedarf
          GmbH, GfE Metalle und Materialien GmbH and Keramed
          Medizintechnik GmbH and BankBoston, N.A. acting through its
          Frankfurt, Germany branch (incorporated herein by reference to Exhibit S410.2 to the Form S-4 Registration Statement
          filed by Metallurg, Inc. with the Securities and Exchange
          Commission on December 30, 1997 (File No. 333-42141)).
    10.4  First Amendment, dated August 15, 1998, and Second
          Amendment, dated November 16, 1998, to German Loan
          Agreement, dated October 20, 1997, by and among GfE
          Gesellschaft fur Elektrometallurgie mbH, GfE Umwelttechnik
          GmbH, GfE Giesserei- und Stahlwerksbedarf GmbH, GfE Metalle
          und Materialien GmbH and Keramed Medizintechnik GmbH and
          BankBoston, N.A. acting through its Frankfurt, Germany
          branch (incorporated herein by reference to Exhibit 10.4 to
          Metallurg, Inc.'s Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 30, 1999 (File
          No. 333-42141)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
    10.5  Third Amendment, dated as of October 29, 1999, to German
          Loan Agreement, dated as of October 20, 1997, by and among
          GfE Gesellschaft fur Elektrometallurgie mbH, GfE
          Umwelttechnik GmbH, GfE Giesserei- und Stahlwerksbedarf
          GmbH, GfE Metalle und Materialien GmbH, Keramed
          Medizintechnik GmbH and Fleet National Bank, London Branch
          (incorporated herein by reference to Exhibit 10.2 to
          Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 10, 1999
          (File No. 333-42141)).
    10.6  Joint Disclosure Statement for the Fourth Amended and
          Restated Joint Plan of Reorganization dated December 18,
          1996 (incorporated by reference to Exhibit T3E.1 to the Form
          T-3 filed by Metallurg, Inc. with the Securities and
          Exchange Commission on March 21, 1997 (File No. 022-22265)).
    10.7  Supplement to Joint Disclosure Statement for the Fourth
          Amended and Restated Joint Plan of Reorganization dated
          December 18, 1996 (incorporated herein by reference to
          Exhibit T3E.1 to the Form T-3 filed by Metallurg, Inc. with the Securities and Exchange Commission on March 21, 1997
          (File No. 022-22265)).
    10.8  Settlement Agreement dated December 27, 1996 between
          Metallurg Inc., Shieldalloy Metallurgical Corporation, the
          Environmental Protection Agency, the Department of the
          Interior, the Nuclear Regulatory Commission and the New
          Jersey Department of Environmental Protection (incorporated herein by reference to Exhibit S410.5 to the Form S-4
          Registration Statement filed by Metallurg, Inc. with the
          Securities and Exchange Commission on December 30, 1997
          (File No. 333-42141)).
    10.9  Permanent Injunction Consent Order dated December 23, 1996 between the State of Ohio, Shieldalloy Metallurgical
          Corporation and Cyprus Foote Mineral Company (incorporated herein by reference to Exhibit S410.6 to the Form S-4
          Registration Statement filed by Metallurg, Inc. with the
          Securities and Exchange Commission on December 30, 1997
          (File No. 333-42141)).
    10.10 1997 Stock Award and Stock Option Plan (incorporated herein by reference to Exhibit S410.8 to the Form S-4 Registration
          Statement filed by Metallurg, Inc. with the Securities and
          Exchange Commission on December 30, 1997 (File No.
          333-42141)).
    10.11 1998 Equity Compensation Plan of Metallurg, Inc.
          (incorporated herein by reference to Exhibit 10.11 to
          Metallurg Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 1999
          (File No. 333-60077)).
    10.12 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit S410.9 to the Form S-4 Registration
          Statement filed by Metallurg, Inc. with the Securities and
          Exchange Commission on December 30, 1997 (File No.
          333-42141)).
    10.13 Employment Agreement dated June 1, 1999, by and between
          Metallurg, Inc. and Dennis P. Kelly (incorporated herein by reference to Exhibit 10.13 to Metallurg, Inc.'s Annual
          Report on Form 10-K filed with the Securities and Exchange
          Commission on April 20, 2000 (File No. 333-42141)).
    10.14 Employment Agreements dated October 30, 1998; November 19,
          1998; November 19, 1998; November 20, 1998; and January 4,
          1999; by and between Metallurg, Inc. and each of Alan D.
          Ewart, Eric E. Jackson, Robin A. Brumwell, Barry C. Nuss and
          Ellen T. Harmon, respectively (incorporated herein by
          reference to Exhibit 10.14 to Metallurg, Inc.'s Annual
          Report on Form 10-K filed with the Securities and Exchange
          Commission on April 30, 1999 (File No. 333-42141)).
    10.15 Consulting Agreement, dated as of July 1, 1999, by and between Metallurg, Inc. and Michael A. Standen (incorporated herein by reference to Exhibit 10.15 to Metallurg, Inc.'s
          Annual Report on Form 10-K filed with the Securities and
          Exchange Commission on April 20, 2000 (File No. 333-42141)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
    10.16 Advisory Agreement, dated as of July 1, 2000, by and between
          Metallurg, Inc. and Safeguard International Management LLC
          (incorporated herein by reference to Exhibit 10.17 to
          Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 13, 2000
          (File No. 333-42141)).
    10.17 Intercompany Tax Allocation Agreement, dated July 13, 1998, by and among Metallurg Holdings, Inc., Metallurg, Inc. and various subsidiaries thereof (incorporated herein by
          reference to Exhibit 10.17 to Metallurg Holdings, Inc.'s
          Annual Report on Form 10-K filed with the Securities and
          Exchange Commission on May 3, 1999 (File No. 333-60077)).
    16.1  Letter from Arthur Andersen LLP to the Securities and
          Exchange Commission re agreement with Metallurg Holdings,
          Inc. comments concerning change in certifying accountant
          (incorporated by reference to Exhibit 16 to the Current
          Report on Form 8-K filed with the Securities and Exchange
          Commission by Metallurg Holdings, Inc. on November 25, 1998
          (File No. 333-60077)).
    21.1  Subsidiaries of Metallurg Holdings, Inc.

(b) The following reports on Form 8-K were filed during quarter ended December 31, 2000:

REPORT DATE                                DESCRIPTION
-----------                                -----------
October 26, 2000   On October 17, 2000, Metallurg, Inc. purchased $76,065,000 in face amount of Metallurg Holdings, Inc.'s 12.75% Senior
                   Discount Notes due 2008 (the "Notes") for approximately $20 million in cash. The Notes were purchased on the open market in several separately negotiated transactions. The Company reported that on a consolidated basis, it will recognize an extraordinary gain of approximately $34 million on the
                   cancellation of indebtedness.
November 21, 2000  On November 13, 2000, Metallurg Holdings, Inc.'s Board of
                   Directors approved a change in the Company's fiscal year,
                   from January 31 to December 31, to be effective beginning
                   December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 28th day of March, 2001.

                                          METALLURG HOLDINGS, INC.

                                          By: /s/   ARTHUR R. SPECTOR
                                            ------------------------------------
                                                     Arthur R. Spector
                                                  Executive Vice President

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

                     SIGNATURE                                   TITLE(S)                    DATE
                     ---------                                   --------                    ----

            /s/ HEINZ C. SCHIMMELBUSCH               President, Chief Executive         March 28, 2001
---------------------------------------------------  Officer
              Heinz C. Schimmelbusch                 and Director

                 /s/ MICHAEL HOLLY                   Director and Executive Vice        March 28, 2001
---------------------------------------------------  President
                   Michael Holly

                /s/ SAMUEL A. PLUM                   Director                           March 28, 2001
---------------------------------------------------
                  Samuel A. Plum

               /s/ ARTHUR R. SPECTOR                 Director and Executive Vice        March 28, 2001
---------------------------------------------------  President (Principal Financial
                 Arthur R. Spector                   Officer and Principal Accounting
                                                     Officer)