Form 10-Q
period 2001-06-30
METALLURG HOLDINGS INC
filed 2001-08-13
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      There are no common equity securities of the registrant outstanding. At August 13, 2001, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I.    FINANCIAL INFORMATION:

           Item 1 - Financial Statements (Unaudited)

                    Condensed Statements of Consolidated Operations for the Quarters and the Two
                    Quarters Ended June 30, 2001 and July 31, 2000...................................     2

                    Condensed Consolidated Balance Sheets at June 30, 2001 and
                    December 31, 2000................................................................     3

                    Condensed Statements of Consolidated Cash Flows for the Two Quarters Ended
                    June 30, 2001 and July 31, 2000..................................................     4

                    Notes to Condensed Unaudited Consolidated Financial Statements...................  5-12

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.................................................................... 13-20

           Item 3 - Quantitative and Qualitative Disclosure of Market Risk...........................    21


Part II.   OTHER INFORMATION:

           Item 1. LEGAL PROCEEDINGS.................................................................    22

           Item 6. (a) EXHIBITS......................................................................    22

           Item 6. (b) REPORTS ON FORM 8-K...........................................................    22

           Signature Page............................................................................    23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                                        Quarter Ended             Two Quarters Ended
                                                                    ---------------------      -----------------------
                                                                    June 30,      July 31,     June 30,       July 31,
                                                                      2001          2000         2001           2000
                                                                    --------     --------      --------       --------
Sales...........................................................    $130,445     $133,261      $266,129       $258,143
Commission income...............................................         259          110           665            303
                                                                    --------     --------      --------       --------
   Total revenue................................................     130,704      133,371       266,794        258,446
                                                                    --------     --------      --------       --------

Operating costs and expenses:
   Cost of sales ...............................................     109,616      114,393       223,650        222,717
   Selling, general and administrative expenses.................      14,569       15,678        30,036         30,697
   Environmental expense recovery...............................        (282)           -          (600)          (750)
                                                                    --------     --------      --------       --------
   Total operating costs and expenses ..........................     123,903      130,071       253,086        252,664
                                                                    --------     --------      --------       --------

   Operating income.............................................       6,801        3,300        13,708          5,782

Other income (expense):
   Other income, net............................................          75        5,335           132          5,350
   Interest expense, net........................................      (4,323)      (5,373)       (8,481)       (10,517)
                                                                    --------     --------      --------       --------

   Income before income tax provision and minority interest.....       2,553        3,262         5,359            615
Income tax provision............................................       2,759        1,882         5,055          3,501
                                                                    --------     --------      --------       --------

   (Loss) income before minority interest.......................        (206)       1,380           304         (2,886)
Minority interest...............................................         (16)          28            52             57
                                                                    --------     --------      --------       --------
   Net (loss) income ...........................................        (222)       1,408           356         (2,829)

Other comprehensive income (loss):
   Foreign currency translation adjustment......................          11       (2,428)       (2,814)        (3,126)
   Deferred loss on derivatives.................................        (126)           -          (192)             -
                                                                    --------     --------      --------       --------
   Comprehensive loss...........................................    $   (337)    $ (1,020)     $ (2,650)      $ (5,955)
                                                                    ========     ========      ========       ========



       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30,    December 31,
                                                             2001         2000
                                                          -----------  -----------
                                                          (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ............................. $  26,257    $  34,008
   Accounts and notes receivable, net ....................    73,113       69,212
   Inventories ...........................................    97,731       91,176
   Other current assets ..................................    11,581       14,981
                                                           ---------    ---------
     Total current assets ................................   208,682      209,377
Goodwill .................................................    86,524       89,063
Property, plant and equipment, net .......................    59,253       61,428
Other assets .............................................    20,992       20,964
                                                           ---------    ---------
     Total ............................................... $ 375,451    $ 380,832
                                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt.. $   6,406    $  11,305
   Trade payables ........................................    44,900       44,985
   Accrued expenses ......................................    25,279       27,654
   Other current liabilities .............................     4,167        4,116
                                                           ---------    ---------
     Total current liabilities ...........................    80,752       88,060
                                                           ---------    ---------

Long-term Liabilities:
   Long-term debt ........................................   157,233      148,223
   Accrued pension liabilities ...........................    29,851       33,442
   Environmental liabilities, net ........................    28,857       30,219
   Other liabilities .....................................     6,549        7,029
                                                           ---------    ---------
     Total long-term liabilities .........................   222,490      218,913
                                                           ---------    ---------

     Total liabilities ...................................   303,242      306,973
                                                           ---------    ---------

Minority Interest ........................................       500          557
                                                           ---------    ---------

Shareholders' Equity:
   Additional paid-in capital ............................    99,899       98,842
   Accumulated other comprehensive loss ..................    (9,094)      (6,088)
   Retained deficit ......................................   (19,096)     (19,452)
                                                           ---------    ---------
     Total shareholders' equity ..........................    71,709       73,302
                                                           ---------    ---------

     Total ............................................... $ 375,451    $ 380,832
                                                           =========    =========


       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                             Two Quarters Ended
                                                                                        -------------------------
                                                                                        June 30,           July 31,
                                                                                          2001              2000
                                                                                        --------          --------
Cash Flows from Operating Activities:
Net income (loss)...................................................................   $    356          $ (2,829)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization....................................................      7,874             6,869
   Loss (gain) on sale of assets....................................................         96            (5,133)
   Interest accretion on Senior Discount Notes......................................      2,091             5,028
   Deferred income taxes............................................................      2,097             1,354
                                                                                       --------          --------
     Total..........................................................................     12,514             5,289

Change in operating assets and liabilities:
   Increase in trade receivables....................................................     (9,037)          (10,413)
   Increase in inventories..........................................................    (10,381)           (8,336)
   Decrease (increase) in other current assets......................................      2,103            (4,605)
   Increase in trade payables and accrued expenses..................................      2,274             3,460
   Restructuring payments...........................................................        (45)           (1,431)
   Environmental payments...........................................................     (1,069)           (1,014)
   Other assets and liabilities, net................................................     (2,043)           (2,679)
                                                                                       --------          --------
     Net cash used in operating activities..........................................     (5,684)          (19,729)
                                                                                       --------          --------

Cash Flows from Investing Activities:
Additions to property, plant and equipment..........................................     (5,535)           (8,735)
Proceeds from asset sales...........................................................         57             8,354
Acquisitions, net of cash...........................................................          -            (9,392)
Other, net..........................................................................         41                41
                                                                                       --------          --------
     Net cash used in investing activities..........................................     (5,437)           (9,732)
                                                                                       --------          --------

Cash Flows from Financing Activities:
Net proceeds of long-term debt......................................................      7,851             7,362
Net short-term (repayments) borrowings..............................................     (3,085)            9,882
Minority interest contribution......................................................          -               676
                                                                                       --------          --------
     Net cash provided by financing activities......................................      4,766            17,920
                                                                                       --------          --------

Effects of exchange rate changes on cash and cash equivalents.......................     (1,396)             (452)
                                                                                       --------          --------
Net decrease in cash and cash equivalents...........................................     (7,751)          (11,993)
Cash and cash equivalents - beginning of period.....................................     34,008            59,780
                                                                                       --------          --------
Cash and cash equivalents - end of period...........................................   $ 26,257          $ 47,787
                                                                                       ========          ========


       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation, was formed on June 10, 1998 and is owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Holdings acquired Metallurg, Inc. Metallurg, Inc., together with its majority-owned subsidiaries (collectively, "Metallurg"), is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for engineered applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries.

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

      Effective December 31, 2000, Metallurg Holdings and Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the Company no longer reports the results of its operating subsidiaries on a one-month lag. The quarter ended July 31, 2000 includes operating results of the parent holding companies, Metallurg Holdings and Metallurg, Inc. for the three months ended July 31, 2000 and worldwide operating results for the three months ended June 30, 2000. The two quarters ended July 31, 2000 include the operating results of the parent holding companies, Metallurg Holdings and Metallurg Inc. for the six months ended July 31, 2000 and worldwide operating results for the six months ended June 30, 2000.

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

      Companhia Industrial Fluminense ("CIF") - This unit is comprised mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates ores containing tantalum and niobium that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

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

                                                                                                Intersegment    Consolidated
                           Shieldalloy     LSM       GfE          EWW        CIF       Other    Eliminations       Totals
                           -----------    -------   -------     -------    ------    -------    ------------     ---------
Quarter Ended
     June 30, 2001
Revenue from external
     customers............     $25,940    $35,614   $21,791     $3,415     $3,766    $40,178                      $130,704
Intergroup revenue........       1,202     10,408     2,749      7,129      5,792      5,595       $(32,875)             -
Income tax provision......         111        559       321        634        313        821              -          2,759
Net (loss) income.........        (360)       927       731        677      1,159      4,941         (8,297)          (222)

Quarter Ended
     July 31, 2000
Revenue from external
     customers............     $31,824    $36,087   $22,432     $3,443     $3,804    $35,781                      $133,371
Intergroup revenue........       1,251     13,006     3,558      6,301      3,791      4,086       $(31,993)             -
Income tax provision......         390        369       250        505          -        368              -          1,882
Net income................         576      1,082        50        315        647      9,755        (11,017)         1,408

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2.  Segments and Related Information - (Continued)

                                                                                                Intersegment    Consolidated
                           Shieldalloy     LSM       GfE          EWW        CIF       Other    Eliminations       Totals
                           -----------    -------   -------     -------    ------    -------    ------------     ---------
Two Quarters Ended
     June 30, 2001
Revenue from external
     customers............     $51,105    $70,807   $45,765    $ 6,847    $ 7,861    $84,409                      $266,794
Intergroup revenue........       2,512     19,325     6,506     13,885     11,877     11,402       $(65,507)             -
Income tax (benefit)
       provision..........        (314)       706       871      1,339        501      1,952              -          5,055
Net (loss) income.........      (1,115)     1,316     1,546      2,178      2,429     11,054        (17,052)           356

Two Quarters Ended
     July 31, 2000
Revenue from external
     customers............     $59,086    $69,214   $43,525    $ 6,977    $ 7,241    $72,403                      $258,446
Intergroup revenue........       2,024     23,228     6,663     11,808      7,077      8,321       $(59,121)             -
Income tax provision......         882      1,010       373        701          4        531              -          3,501
Net income (loss).........       1,284      2,431      (593)       562      1,104      7,724        (15,341)        (2,829)

3.  Inventories

      Inventories, net of reserves, consist of the following (in thousands):

                                        June 30,           December 31,
                                          2001                2000
                                        -------            ------------
Raw materials.........................  $22,169              $20,491
Work in process.......................    4,088                2,854
Finished goods........................   68,703               64,781
Other.................................    2,771                3,050
                                        -------              -------
     Total............................  $97,731              $91,176
                                        =======              =======

4.  Contingent Liabilities

      The Company continues to respond to legal claims arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that future litigation or proceedings will not result in an adverse judgment against the Company, which could have a material adverse effect on the Company's future results of operations or cash flows.

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

7.  Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which establishes accounting and reporting standards for business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets.

      The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001. The Company is required to adopt SFAS 142 on January 1, 2002 and is currently evaluating the impact it will have on its financial statements, including the discontinuance of goodwill amortization.

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

                  Metallurg, Inc. and Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                           Quarter Ended June 30, 2001
                                 (In thousands)

                                                              Combined        Combined
                                              Metallurg,      Guarantor     Non-Guarantor
                                                 Inc.       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                              ----------    ------------    ------------    ------------    ------------
Total revenue ............................                    $  42,395       $ 109,611       $ (21,302)      $ 130,704
                                                              ---------       ---------       ---------       ---------
Operating costs and expenses:
   Cost of sales .........................                       37,325          92,988         (20,697)        109,616
   Selling, general and administrative
     expenses ............................     $  1,266           2,600           9,771            (357)         13,280
   Environmental expense recovery ........            -            (282)              -               -            (282)
                                               --------       ---------       ---------       ---------       ---------
   Total operating costs and expenses ....        1,266          39,643         102,759         (21,054)        122,614
                                               --------       ---------       ---------       ---------       ---------
   Operating (loss) income ...............       (1,266)          2,752           6,852            (248)          8,090

Other income (expense):
   Other income, net .....................            -          28,598              75         (28,598)             75
   Interest (expense) income, net ........       (2,511)            215            (947)              -          (3,243)
   Equity in earnings of subsidiaries ....        4,605         (26,394)          1,240          20,549               -
                                               --------       ---------       ---------       ---------       ---------
   Income before income tax
     provision and minority interest .....          828           5,171           7,220          (8,297)          4,922
Income tax (benefit) provision ...........       (1,320)          1,641           2,437               -           2,758
                                               --------       ---------       ---------       ---------       ---------
   Income before minority interest .......        2,148           3,530           4,783          (8,297)          2,164
Minority interest ........................            -               -             (16)              -             (16)
                                               --------       ---------       ---------       ---------       ---------
   Net income ............................        2,148           3,530           4,767          (8,297)          2,148

Other comprehensive income (loss):
   Foreign currency translation adjustment           11             355             (57)           (298)             11
   Deferred loss on derivatives ..........         (126)              -            (126)            126            (126)
                                               --------       ---------       ---------       ---------       ---------
   Comprehensive income ..................     $  2,033       $   3,885       $   4,584       $  (8,469)      $   2,033
                                               ========       =========       =========       =========       =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8.  Supplemental Guarantor Information - (Continued)

                  Metallurg, Inc. and Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                        Two Quarters Ended June 30, 2001
                                 (In thousands)

                                                              Combined        Combined
                                              Metallurg,      Guarantor     Non-Guarantor
                                                 Inc.       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                              ----------    ------------    ------------    ------------    ------------
Total revenue .............................                    $ 88,232       $ 220,460       $ (41,898)      $ 266,794
                                                               --------       ---------       ---------       ---------
Operating costs and expenses:
   Cost of sales ..........................                      77,600         186,606         (40,556)        223,650
   Selling, general and administrative
     expenses .............................    $  2,661           5,457          19,641            (357)         27,402
   Environmental expense recovery .........           -            (600)              -               -            (600)
                                               --------        --------       ---------       ---------       ---------
   Total operating costs and expenses .....       2,661          82,457         206,247         (40,913)        250,452
                                               --------        --------       ---------       ---------       ---------
   Operating (loss) income ................      (2,661)          5,775          14,213            (985)         16,342

Other income (expense):
   Other income, net ......................           -          28,598             132         (28,598)            132
   Interest (expense) income, net .........      (4,883)            200          (1,654)              -          (6,337)
   Equity in earnings of subsidiaries .....      10,300         (24,071)          1,240          12,531               -
                                               --------        --------       ---------       ---------       ---------
   Income before income tax
     provision and minority interest ......       2,756          10,502          13,931         (17,052)         10,137
Income tax (benefit) provision ............      (2,380)          2,794           4,639               -           5,053
                                               --------        --------       ---------       ---------       ---------
   Income before minority interest ........       5,136           7,708           9,292         (17,052)          5,084
Minority interest .........................           -               -              52               -              52
                                               --------        --------       ---------       ---------       ---------
   Net income .............................       5,136           7,708           9,344         (17,052)          5,136

Other comprehensive loss:
   Foreign currency translation adjustment       (2,814)         (1,697)         (2,882)          4,579          (2,814)
   Deferred loss on derivatives ...........        (192)              -            (192)            192            (192)
                                               --------        --------       ---------       ---------       ---------
   Comprehensive income ...................    $  2,130        $  6,011       $   6,270       $ (12,281)      $   2,130
                                               ========        ========       =========       =========       =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8.  Supplemental Guarantor Information - (Continued)

                  Metallurg, Inc. and Consolidated Subsidiaries
       Condensed Consolidating Balance Sheet at June 30, 2001 (Unaudited)
                                 (In thousands)

                                                              Combined        Combined
                                              Metallurg,      Guarantor     Non-Guarantor
                                                 Inc.       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                              ----------    ------------    ------------    ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents ............    $  15,906       $   1,425       $  16,903       $  (8,273)      $  25,961
   Accounts, notes and loans
     receivable, net ....................       22,776          27,957          65,049         (42,655)         73,127
   Inventories ..........................            -          38,732          62,476          (3,477)         97,731
   Other current assets .................        7,457           3,896           8,946          (8,871)         11,428
                                             ---------       ---------       ---------       ---------       ---------
       Total current assets .............       46,139          72,010         153,374         (63,276)        208,247
Investments - intergroup ................       90,625          42,665          51,938        (185,228)              -
Property, plant and equipment, net ......          795          13,680          44,778               -          59,253
Other assets ............................        6,496          29,115          43,803         (59,205)         20,209
                                             ---------       ---------       ---------       ---------       ---------
       Total ............................    $ 144,055       $ 157,470       $ 293,893       $(307,709)      $ 287,709
                                             =========       =========       =========       =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt .....................                                    $  14,679       $  (8,273)      $   6,406
   Trade payables .......................    $   2,783       $  36,178          48,594         (42,655)         44,900
   Accrued expenses .....................        3,033           9,050          13,123               -          25,206
   Other current liabilities ............            -           8,871           4,167          (8,871)          4,167
                                             ---------       ---------       ---------       ---------       ---------
       Total current liabilities ........        5,816          54,099          80,563         (59,799)         80,679
                                             ---------       ---------       ---------       ---------       ---------
Long-term Liabilities:
   Long-term debt .......................      100,000               -          22,339               -         122,339
   Accrued pension liabilities ..........          942              42          28,867               -          29,851
   Environmental liabilities, net .......            -          26,552           2,305               -          28,857
   Other liabilities ....................       18,363               -          19,150         (30,964)          6,549
                                             ---------       ---------       ---------       ---------       ---------
       Total long-term liabilities ......      119,305          26,594          72,661         (30,964)        187,596
                                             ---------       ---------       ---------       ---------       ---------
       Total liabilities ................      125,121          80,693         153,224         (90,763)        268,275
                                             ---------       ---------       ---------       ---------       ---------

Minority Interest .......................            -               -             500               -             500
                                             ---------       ---------       ---------       ---------       ---------

Shareholder's Equity:
   Common stock .........................           50           1,227         120,935        (122,162)             50
   Due from parent company ..............      (19,714)              -               -               -         (19,714)
   Additional paid-in capital ...........       48,723          94,460          11,927        (106,387)         48,723
   Accumulated other comprehensive
     (loss) income ......................       (9,497)         (6,323)         12,170          (5,847)         (9,497)
   Retained deficit .....................         (628)        (12,587)         (4,863)         17,450            (628)
                                             ---------       ---------       ---------       ---------       ---------
       Total shareholder's equity .......       18,934          76,777         140,169        (216,946)         18,934
                                             ---------       ---------       ---------       ---------       ---------
       Total ............................    $ 144,055       $ 157,470       $ 293,893       $(307,709)      $ 287,709
                                             =========       =========       =========       =========       =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8.  Supplemental Guarantor Information - (Continued)

                  Metallurg, Inc. and Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                           Quarter Ended June 30, 2001
                                 (In thousands)

                                                            Combined       Combined
                                              Metallurg,    Guarantor    Non-Guarantor
                                                 Inc.     Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                              ----------  ------------   ------------    ------------    ------------
Cash Flows from Operating Activities ...      $ (6,389)      $(4,604)      $  5,619                      $ (5,374)
                                              --------       -------       --------                      --------

Cash Flows from Investing Activities:
   Additions to property, plant and
     equipment .........................           (21)       (1,685)        (3,829)                       (5,535)
   Proceeds from asset sales ...........             -             -             57                            57
   Other, net ..........................            41             -              -                            41
                                              --------       -------       --------                      --------
        Net cash provided by (used in)
          investing activities .........            20        (1,685)        (3,772)                       (5,437)
                                              --------       -------       --------                      --------

Cash Flows from Financing Activities:
   Intergroup (repayments) borrowings ..        (6,497)        6,130            367                             -
   Net proceeds of long-term debt ......             -             -          7,851                         7,851
   Net short-term borrowings ...........             -             -         (5,297)      $  2,212         (3,085)
   Dividends received (paid) ...........         3,596             -         (3,596)             -              -
                                              --------       -------       --------       --------       --------
        Net cash (used in) provided by
          financing activities .........        (2,901)        6,130           (675)         2,212          4,766
                                              --------       -------       --------       --------       --------

Effects of exchange rate changes on cash
   and cash equivalents ................             -             -         (1,396)             -         (1,396)
                                              --------       -------       --------       --------       --------

Net decrease in cash and cash
   equivalents .........................        (9,270)         (159)          (224)         2,212         (7,441)
Cash and cash equivalents -
   beginning of period .................        25,176         1,584         17,127        (10,485)        33,402
                                              --------       -------       --------       --------       --------
Cash and cash equivalents -
   end of period .......................      $ 15,906       $ 1,425       $ 16,903       $ (8,273)      $ 25,961
                                              ========       =======       ========       ========       ========

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward-Looking Statements

      Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Metallurg, Inc. and its majority-owned subsidiaries ("Metallurg") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause Metallurg's results to be materially different include the cyclical nature of Metallurg's business, Metallurg's dependence on foreign customers (particularly customers in Europe), the economic strength of Metallurg's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets, the accuracy of Metallurg's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

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

      Metallurg is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for engineered applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. The industries that Metallurg supplies are cyclical.

      Over the first half of 2001, production in the aluminum industry has subsided from the high levels of late 2000. The decline was particularly pronounced in the U.S. during this period, and recently has become more notable in Europe, Japan, and Southeast Asia. Demand for Metallurg's aluminum products has thus been subdued in North America, but has held up well elsewhere during the first half. Metallurg carried out a rationalization of its aluminum master alloys and grain refiner production activities during the second quarter in order to better utilize the capabilities of its various plants and better serve customers in this competitive and increasingly global marketplace. As a result, melting operations are currently discontinued at Shieldalloy's New Jersey facility and production is being increased at plants in the U.K., Norway and Brazil.

      The superalloy industry operated at a high capacity level during the first half of 2001 to meet heavy U.S. demand for power generation equipment and aerospace materials, resulting in healthy demand for Metallurg's chromium and high-purity niobium products.

      U.S. steel production has been quite depressed during the first half of 2001 although there has been some improvement from the very low levels of production seen at the beginning of the year. In most other parts of the world, steel production remained stable, with little overall change since the latter part of last year, with oil and gas pipeline plate production tending to increase. Ferrovanadium demand in the U.S. was generally subdued while prices rose slightly from the first quarter but remained at historically low levels.

      During 2000, demand for electronic components containing tantalum increased sharply, which impacted the price of all tantalum materials as the year progressed. Metallurg benefited, particularly in the last three quarters, in its various tantalum operations from the consequent strengthening of its tantalum product prices. Prices have declined in 2001, but Metallurg's products continue to be priced at higher levels than in the first half of 2000.

Results of Operations - The Quarter Ended June 30, 2001 Compared to the Quarter Ended July 31, 2000

Metallurg Holdings

      In the quarter ended June 30, 2001, Metallurg Holdings recognized a net loss of $0.2 million, which includes the consolidation of Metallurg (income of $2.1 million), $1.0 million of interest expense on its Senior Discount Notes and $1.3 million of amortization of goodwill and deferred acquisition and debt issuance costs. Interest expense was lower in 2001 reflecting the purchase by Metallurg, Inc. of $76.1 million of face amount of the Senior Discount Notes in October 2000.

      In the quarter ended July 31, 2000, Metallurg Holdings recognized net income of $1.4 million, which includes the consolidation of Metallurg (income of $5.3 million), $2.5 million of interest expense on its Senior Discount Notes and $1.4 million of amortization of goodwill and deferred acquisition and debt issuance costs.

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

                                                                                         Intersegment  Consolidated
                        Shieldalloy    LSM        GfE        EWW       CIF      Other    Eliminations     Totals
                        -----------  -------    -------    -------   ------    -------   ------------  ------------
Quarter Ended
    June 30, 2001
Total revenue ........... $27,142    $46,022    $24,540    $10,544   $9,558    $45,773     $(32,875)    $130,704
Gross profit ............   1,755      4,642      4,980      1,726    2,107      6,483         (605)      21,088
SG&A ....................   2,092      2,598      3,703        451      464      4,326         (354)      13,280
Environmental expense
  recovery ..............    (282)         -          -          -        -          -            -         (282)
Operating (loss) income..    (225)     1,878      1,277      1,275    1,643      2,490         (248)       8,090
Interest (expense)
   income, net ..........     (24)      (404)      (233)        36     (171)    (2,447)           -       (3,243)
Income tax provision ....     111        559        321        634      313        820            -        2,758
Net (loss) income .......    (360)       927        731        677    1,159      7,311       (8,297)       2,148

Quarter Ended
    July 31, 2000
Total revenue ........... $33,075    $49,093    $25,990    $ 9,744   $7,595    $39,867     $(31,993)    $133,371
Gross profit ............   3,465      4,492      4,318      1,310    1,048      4,421          (76)      18,978
SG&A ....................   2,604      2,681      3,705        498      378      4,578          (40)      14,404
Operating income ........     691      1,650        613        812      670        214          (76)       4,574
Interest income
   (expense), net .......     275       (374)      (360)         8      (24)    (2,302)           -       (2,777)
Income tax provision ....     390        369        250        505        -        361            -        1,875
Net income ..............     576      1,082         50        315      647     13,632      (11,017)       5,285

Total Revenue

      Consolidated total revenue decreased by $2.7 million (2%) in the second quarter of 2001 as compared to the second quarter of 2000. Shieldalloy revenue was $5.9 million (18%) below the second quarter of 2000 due primarily to decreased sales volume and prices of vanadium, aluminum and niobium products. LSM revenue was $3.1 million (6%) below the second quarter of 2000. An increase in sales volume of aluminum products and sales volume and prices of ferrotitanium was offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $1.5 million (6%) below the second quarter of 2000 due primarily to increased sales volume and selling prices of specialty coating materials and alloys for the titanium industry offset by lower sales volume of third-party nickel and niobium products sold to the iron and steel industries. CIF revenue was $2.0 million (26%) above the first quarter of 2000 due primarily to increased selling prices of tantalum products. Increased revenue at EWW and from distribution activities included in "Other" above was primarily the result of increased volume and/or selling prices of tantalum-containing products.

Gross Profit

      Gross profit increased to $21.1 million (16.1% of total revenue) in the quarter ended June 30, 2001 from $19.0 million (14.2% of total revenue) in the quarter ended July 31, 2000, an increase of 11%. Improved profitability in tantalum-containing products and specialty coating materials was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses ("SG&A")

      SG&A decreased slightly to $13.3 million in the quarter ended June 30, 2001 from $14.4 million in the quarter ended July 31, 2000. For the quarter ended June 30, 2001, SG&A represented 10.2% of total revenue compared to 10.8% for the quarter ended July 31, 2000.

Operating Income

      Operating income increased to $8.1 million in the quarter ended June 30, 2001 from $4.6 million in the quarter ended July 31, 2000, due primarily to the increase in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.3 million in the quarter ended June 30, 2001 upon settlement of a legal action relating to environmental matters at its New Jersey facility.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):

                                                    Quarter Ended
                                             --------------------------
                                             June 30,          July 31,
                                               2001              2000
                                             --------          --------
  Interest income ........................   $   486           $   883
  Interest expense .......................    (3,729)           (3,660)
                                             -------           -------
     Interest expense, net................   $(3,243)          $(2,777)
                                             =======           =======


Income Tax Provision, Net

      Income tax provision, net of tax benefits, is as follows (in thousands):

                                                    Quarter Ended
                                             --------------------------
                                             June 30,          July 31,
                                               2001              2000
                                             --------          --------
  Total current ..........................    $1,648            $1,093
  Total deferred .........................     1,110               782
                                              ------            ------
     Income tax provision, net............    $2,758            $1,875
                                              ======            ======

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended June 30, 2001 is principally due to: (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; (ii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized of $0.2 million in the quarter ended June 30, 2001; and (iii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital", of $0.6 million in the quarter ended June 30, 2001. The deferred tax expenses referred to in items (ii) and (iii) above will not result in cash payments in future periods.

Net Income

     Net income was $2.1 million in the quarter ended June 30, 2001 compared to $5.3 million for the quarter ended July 31, 2000. The net income for the quarter ended June 30, 2001 benefited primarily from the increased gross margins, discussed above, whereas the net income for the quarter ended July 31, 2000 resulted primarily from a gain of $5.1 million, recorded in other income, on the sale of Metallurg's interest in Solikamsk Magnesium Works ("SMW").

Results of Operations - The Two Quarters Ended June 30, 2001 Compared to the Two Quarters Ended July 31, 2000

Metallurg Holdings

     In the two quarters ended June 30, 2001, Metallurg Holdings recognized net income of $0.4 million, which includes the consolidation of Metallurg (income of $5.1 million), $2.1 million of interest expense on its Senior Discount Notes and $2.6 million of amortization of goodwill and deferred acquisition and debt issuance costs. Interest expense was lower in 2001 reflecting the purchase by Metallurg, Inc. of $76.1 million of face amount of the Senior Discount Notes in October 2000.

     In the two quarters ended July 31, 2000, Metallurg Holdings recognized a net loss of $2.8 million, which includes the consolidation of Metallurg (income of $4.9 million), $5.0 million of interest expense on its Senior Discount Notes and $2.7 million of amortization of goodwill and deferred acquisition and debt issuance costs.

     As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, the following discussion of the Company's results of operations relates to Metallurg, unless otherwise indicated.

Metallurg

                                                                                            Intersegment  Consolidated
                        Shieldalloy     LSM        GfE       EWW         CIF       Other    Eliminations     Totals
                        -----------  ---------  --------- ----------  ---------  ---------  ------------- ------------
Two Quarters Ended
     June 30, 2001
Total revenue...........   $53,617    $90,132    $52,271    $20,732    $19,738    $95,811       $(65,507)     $266,794
Gross profit............     2,772      8,398     10,434      4,426      4,197     14,259         (1,342)       43,144
SG&A....................     4,437      5,362      7,537      1,007        930      8,469           (340)       27,402
Environmental expense
  recovery..............      (600)         -          -          -          -          -              -          (600)
Operating (loss) income     (1,405)     2,695      2,897      3,419      3,267      6,454           (985)       16,342
Interest (expense)
   income, net..........       (24)      (751)      (530)        98       (337)    (4,793)             -        (6,337)
Income tax (benefit)
   provision.........         (314)       706        871      1,339        501      1,950              -         5,053
Net (loss) income.......    (1,115)     1,316      1,546      2,178      2,429     15,834        (17,052)        5,136

                                                                                            Intersegment  Consolidated
                        Shieldalloy     LSM        GfE       EWW         CIF       Other    Eliminations     Totals
                        -----------  ---------  --------- ----------  ---------  ---------  ------------- ------------
Two Quarters Ended
     July 31, 2000
Total revenue..........   $61,110    $92,442     $50,188   $18,785     $14,318    $80,724      $(59,121)      $258,446
Gross profit...........     5,933      9,491       7,675     2,369       1,909      8,188           164         35,729
SG&A...................     4,744      5,436       7,308     1,119         750      8,840           (81)        28,116
Environmental expense
  recovery.............      (750)         -           -         -           -          -             -           (750)
Operating income.......     1,599      3,725         367     1,250       1,159         99           164          8,363
Interest income
   (expense), net......       567       (454)       (663)       13         (52)    (4,760)            -         (5,349)
Income tax provision...       882      1,010         373       701           4        521             -          3,491
Net income (loss)......     1,284      2,431        (593)      562       1,104     15,483       (15,341)         4,930

Total Revenue

     Consolidated total revenue increased by $8.3 million (3%) in the first two quarters of 2001 as compared to the first two quarters of 2000. Shieldalloy revenue was $7.5 million (12%) below the first two quarters of 2000. Increased sales volume of chrome products was more than offset by lower sales volume and prices of vanadium and aluminum products. LSM revenue was $2.3 million (2%) below the first two quarters of 2000. An increase in sales of aluminum products, due primarily to the acquisition of Hydelko on March 31, 2000, and higher sales prices and volumes of ferrotitanium and compacted products were offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $2.1 million (4%) above the first two quarters of 2000 due primarily to increased sales volume and selling prices of specialty coating materials and alloys for the titanium industry offset by decreased volume and selling prices of third-party nickel products. CIF revenue was $5.4 million (38%) above the first two quarters of 2000 due primarily to increased selling prices of tantalum products. Increased revenue at EWW and from distribution activities included in "Other" above was primarily the result of increased volume and/or selling prices of tantalum-containing products.

Gross Profit

     Gross profit increased to $43.1 million (16.2% of total revenue) in the two quarters ended June 30, 2001 from $35.7 million (13.8% of total revenue) in the two quarters ended July 31, 2000, an increase of 21%. Improved profitability in tantalum-containing products and specialty coating materials was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses

     SG&A decreased slightly to $27.4 million in the two quarters ended June 30, 2001 from $28.1 million in the two quarters ended July 31, 2000. For the two quarters ended June 30, 2001, SG&A represented 10.3% of total revenue compared to 10.9% for the two quarters ended July 31, 2000.

Operating Income

     Operating income increased to $16.3 million in the two quarters ended June 30, 2001 from $8.4 million in the two quarters ended July 31, 2000, due primarily to the increase in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.6 million in the two quarters ended June 30, 2001 compared to $0.8 million in the two quarters ended July 31, 2000 upon settlements of legal actions relating to environmental matters at its New Jersey facility.

Interest Expense, Net

     Interest expense, net, is as follows (in thousands):

                                                        Two Quarters Ended
                                                    ---------------------------
                                                     June 30,         July 31,
                                                       2001             2000
                                                    ---------        ----------
  Interest income .............................      $ 1,028           $ 1,663
  Interest expense .............................      (7,365)           (7,012)
                                                     -------           -------
     Interest expense, net.....................      $(6,337)          $(5,349)
                                                     =======           =======

Income Tax Provision, Net

     Income tax provision, net of tax benefits, is as follows (in thousands):

                                                        Two Quarters Ended
                                                    --------------------------------
                                                     June 30,         July 31,
                                                       2001             2000
                                                    ---------        ---------
  Total current ...............................      $2,956           $2,137
  Total deferred ...............................      2,097            1,354
                                                     ------           ------
     Income tax provision, net................       $5,053           $3,491
                                                     ======           ======

     The difference between the statutory federal income tax rate and Metallurg's effective rate for the two quarters June 30, 2001 is principally due to: (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; (ii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized of $0.7 million in the two quarters ended June 30, 2001; and (iii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital", of $1.1 million in the two quarters ended June 30, 2001. The deferred tax expenses referred to in items (ii) and (iii) above will not result in cash payments in future periods.

Net Income

     Net income was $5.1 million in the two quarters ended June 30, 2001 compared to $4.9 million for the two quarters ended July 31, 2000. The net income for the two quarters ended June 30, 2001 benefited primarily from the increased gross margins, discussed above, whereas the net income for the two quarters ended July 31, 2000 resulted primarily from a gain of $5.1 million, recorded in other income, on the sale of Metallurg's interest in SMW.

Liquidity and Financial Resources

General

     The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At June 30, 2001, the Company had $26.3 million in cash and cash equivalents. The Company believes that these sources are sufficient to fund current and anticipated future requirements through the next twelve months.

     At June 30, 2001, the Company had working capital of $127.9 million, as compared to $121.3 million at December 31, 2000. For the first two quarters of 2001, the Company's use of $5.7 million in cash for operations resulted primarily from net income which was more than offset by the increase in trade receivables and inventory and the $5.5 million semi-annual interest payment on the Senior Notes.

Credit Facilities and Other Financing Arrangements

     Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources, including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million ($8.9 million) of financing to GfE, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At June 30, 2001, $0.9 million of loans were outstanding in Germany and $23.2 million of letters of credit were outstanding in the U.S.

     During the second quarter, LSM extended and restructured its revolving credit facilities and term loans with Barclays Bank plc and HSBC Bank plc. The agreements provide LSM with several facilities. Three overdraft facilities provide LSM with up to 'L'8.5 million ($12.0 million) of borrowings, 'L'43.3 million ($61.3 million) in notional amount of foreign exchange contracts and options and 'L'2.8 million ($4.0 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. Four revolving term loan facilities provide for borrowings up to 'L'12.0 million ($17.0 million) at interest rates of LIBOR plus 0.75% - 0.95%. LSM is required to pay fees ranging from 0.375% to 0.475% per annum on the unused portion of these facilities. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. The proceeds from these loans were used to refinance existing term loans and overdraft facilities. At June 30, 2001 LSM had 'L'2.0 million ($2.8 million) outstanding under the overdraft facilities and 'L'12.0 million ($17.0 million) outstanding under the revolving term loan facilities.

     In addition, certain other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At June 30, 2001, there were $1.4 million of outstanding loans under these local credit facilities.

Capital Expenditures

     Metallurg invested $5.5 million in capital expenditures during the first two quarters of 2001. Capital expenditures are expected to total approximately $20 million in 2001. Although Metallurg has projected these items in 2001, Metallurg has not committed purchases to vendors for all of these projects as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2002. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first two quarters of 2001, Metallurg expended $1.1 million for environmental remediation activities that have been previously accrued for.

      In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of June 30, 2001, had an accrual of $31.6 million for the remaining estimated cost of completion. Of this amount, $2.6 million is expected to be expended in the last two quarters of 2001, $5.4 million in 2002 and $2.3 million in 2003. In addition, Metallurg had accruals of $2.9 million for estimated expenditures with respect to environmental remediation at its foreign facilities. Of this amount, $0.9 million is expected to be expended over the next three years.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2000, which is incorporated by reference herein.

                           PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

      The Registrant has previously reported that Metallurg was a defendant in an action brought by local residents alleging personal injury and property damage from groundwater contamination and other exposure to hazardous materials allegedly originating from Shieldalloy's New Jersey plant. In June 2001, this action was settled and all claims against the Company were dismissed with prejudice.



                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



      (a)  EXHIBITS

           None


      (b)  REPORTS ON FORM 8-K

           None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 2001 on its behalf by the undersigned thereunto duly authorized.



                                          METALLURG HOLDINGS, INC.
                                          By:    /s/ Arthur R. Spector
                                             ----------------------------
                                          Arthur R. Spector
                                          Executive Vice President
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'