Form 10-Q
period 2001-09-30
METALLURG HOLDINGS INC
filed 2001-11-13
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      There are no common equity securities of the registrant outstanding. At November 13, 2001, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                        Page No.
                                                                                                        --------

Part I.        FINANCIAL INFORMATION:

               Item 1 - Financial Statements (Unaudited)

                        Condensed Statements of Consolidated Operations for the Quarters and the Three
                        Quarters Ended September 30, 2001 and October 31, 2000.........................    2

                        Condensed Consolidated Balance Sheets at September 30, 2001 and
                        December 31, 2000..............................................................    3

                        Condensed Statements of Consolidated Cash Flows for the Three Quarters Ended
                        September 30, 2001 and October 31, 2000........................................    4

                        Notes to Condensed Unaudited Consolidated Financial Statements................. 5-12

               Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                        of Operations..................................................................13-20

               Item 3 - Quantitative and Qualitative Disclosure of Market Risk.........................   21

Part II.       OTHER INFORMATION:

               Item 6. (a) EXHIBITS....................................................................   22

               Item 6. (b) REPORTS ON FORM 8-K.........................................................   22

               Signature Page..........................................................................   23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                                Quarters Ended                  Three Quarters Ended
                                                      ----------------------------------- ---------------------------------
                                                       September 30,       October 31,     September 30,     October 31,
                                                           2001               2000             2001              2000
                                                      ----------------   ---------------- ----------------  ---------------

Sales...............................................         $113,893           $117,942         $380,022         $376,085
Commission income...................................              203                183              868              486
                                                             --------           --------         --------         --------
   Total revenue....................................          114,096            118,125          380,890          376,571
                                                             --------           --------         --------         --------

Operating costs and expenses:
   Cost of sales ...................................           97,830            102,656          321,480          325,373
   Selling, general and administrative expenses.....           14,350             14,712           44,386           45,409
   Environmental expense recovery...................                -                  -             (600)            (750)
                                                             --------           --------         --------         --------
   Total operating costs and expenses ..............          112,180            117,368          365,266          370,032
                                                             --------           --------         --------         --------

   Operating income.................................            1,916                757           15,624            6,539

Other income (expense):
   Other income, net................................               42                135              174            5,485
   Interest expense, net............................           (4,439)            (4,927)         (12,920)         (15,444)
                                                             --------           --------         --------         --------

   (Loss) income before income tax (benefit)
     provision, minority interest, and
     extraordinary item.............................           (2,481)            (4,035)           2,878           (3,420)
Income tax (benefit) provision......................              (48)             1,205            5,007            4,706
                                                             --------           --------         --------         --------

   Loss before minority interest and extraordinary
     item...........................................           (2,433)            (5,240)          (2,129)          (8,126)
Minority interest...................................              (15)               104               37              161
                                                             --------           --------         --------         --------
   Loss before extraordinary item...................           (2,448)            (5,136)          (2,092)          (7,965)
Extraordinary item, net.............................                -             32,649                -           32,649
                                                             --------           --------         --------         --------
   Net (loss) income................................           (2,448)            27,513           (2,092)          24,684

Other comprehensive income (loss):
   Foreign currency translation adjustment..........            1,319             (1,472)          (1,495)          (4,598)
   Deferred income (loss) on derivatives............              116                  -              (76)               -
                                                             --------           --------         --------         --------
   Comprehensive (loss) income......................         $ (1,013)          $ 26,041         $ (3,663)        $ 20,086
                                                             ========           ========         ========         ========







       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              September 30,      December 31,
                                                                   2001              2000
                                                                 --------          --------
                                                                (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents...............................      $ 28,685          $ 34,008
   Accounts and notes receivable, net......................        64,843            69,212
   Inventories.............................................       103,413            91,176
   Other current assets....................................        14,009            14,981
                                                                 --------          --------
     Total current assets................................         210,950           209,377
Goodwill.................................................          85,255            89,063
Property, plant and equipment, net.......................          64,769            61,428
Other assets.............................................          22,653            20,964
                                                                 --------          --------
     Total.................................................      $383,627          $380,832
                                                                 ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt...      $  6,146          $ 11,305
   Trade payables.........................................         47,296            44,985
   Accrued expenses........................................        28,163            27,654
   Other current liabilities.............................           2,869             4,116
                                                                 --------          --------
     Total current liabilities...........................          84,474            88,060
                                                                 --------          --------

Long-term Liabilities:
   Long-term debt........................................         159,174           148,223
   Accrued pension liabilities...........................          31,732            33,442
   Environmental liabilities, net........................          29,864            30,219
   Other liabilities.....................................           6,736             7,029
                                                                 --------          --------
     Total long-term liabilities.........................         227,506           218,913
                                                                 --------          --------

     Total liabilities...................................         311,980           306,973
                                                                 --------          --------

Minority Interest..........................................           508               557
                                                                 --------          --------

Shareholders' Equity:
   Additional paid-in capital............................         100,342            98,842
   Accumulated other comprehensive loss..................          (7,659)           (6,088)
   Retained deficit......................................         (21,544)          (19,452)
                                                                 --------          --------
     Total shareholders' equity..........................          71,139            73,302
                                                                 --------          --------

     Total...............................................        $383,627          $380,832
                                                                 ========          ========


       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                 Three Quarters Ended
                                                                               ---------------------------
                                                                               September 30,  October 31,
                                                                                   2001          2000
                                                                                 --------      --------

Cash Flows from Operating Activities:
Net (loss) income ...........................................................    $ (2,092)     $ 24,684
Adjustments to reconcile net (loss) income to net cash provided by (used in)
         operating activities:
   Depreciation and amortization ............................................      11,804        10,529
   Loss (gain) on sale of assets ............................................          77        (5,161)
   Interest accretion on Senior Discount Notes ..............................       3,198         7,409
   Deferred income taxes ....................................................       2,351         1,825
   Extraordinary item .......................................................           -       (32,724)
                                                                                 --------      --------
     Total ..................................................................      15,338         6,562

Change in operating assets and liabilities:
   Decrease (increase) in trade receivables .................................       1,900          (893)
   Increase in inventories ..................................................     (13,824)      (12,371)
   Decrease (increase) in other current assets ..............................         367        (3,561)
   Increase in trade payables and accrued expenses ..........................       4,962         4,447
   Restructuring payments ...................................................         (48)       (1,510)
   Environmental payments ...................................................      (1,376)       (1,889)
   Other assets and liabilities, net ........................................      (2,753)        2,338
                                                                                 --------      --------
     Net cash provided by (used in) operating activities ....................       4,566        (6,877)
                                                                                 --------      --------

Cash Flows from Investing Activities:
Additions to property, plant and equipment ..................................     (11,872)      (12,356)
Proceeds from asset sales ...................................................          97         8,417
Acquisitions, net of cash ...................................................      (1,152)      (11,196)
Other, net ..................................................................          60            62
                                                                                 --------      --------
     Net cash used in investing activities ..................................     (12,867)      (15,073)
                                                                                 --------      --------

Cash Flows from Financing Activities:
Net proceeds of long-term debt ..............................................       7,549         6,915
Net (repayment) borrowing of short-term debt ................................      (4,057)        5,877
Metallurg, Inc  purchase of Senior Discount Notes                                       -       (19,714)
Minority interest contribution                                                          -           676
                                                                                 --------      --------
     Net cash provided by (used in) financing activities ....................       3,492        (6,246)
                                                                                 --------      --------

Effects of exchange rate changes on cash and cash equivalents ...............        (514)         (920)
                                                                                 --------      --------
Net decrease in cash and cash equivalents ...................................      (5,323)      (29,116)
Cash and cash equivalents - beginning of period .............................      34,008        59,780
                                                                                 --------      --------
Cash and cash equivalents - end of period ...................................    $ 28,685      $ 30,664
                                                                                 ========      ========



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

      The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg Holdings and Metallurg (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the interim period. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

      For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 2000.

      Effective December 31, 2000, Metallurg Holdings and Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the Company no longer reports the results of its operating subsidiaries on a one-month lag. The quarter ended October 31, 2000 includes operating results of the parent holding companies, Metallurg Holdings and Metallurg, Inc., for the three months ended October 31, 2000 and the operating results of their subsidiaries for the three months ended September 30, 2000. The three quarters ended October 31, 2000 include the operating results of the parent holding companies, Metallurg Holdings and Metallurg Inc., for the nine months ended October 31, 2000 and the operating results of their subsidiaries for the nine months ended September 30, 2000.

      Certain prior year amounts were reclassified to conform to current year presentations.

2.  Segments and Related Information

      Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to its own products, Metallurg distributes complementary products manufactured by third parties. The results of Metallurg Holdings consist primarily of interest expense on the 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"), amortization of goodwill and deferred debt issuance costs and general overhead expenses. Such costs are reported in the segment "Other" below.

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

                                                                                               Intersegment   Consolidated
                            Shieldalloy     LSM        GfE        EWW        CIF      Other    Eliminations      Totals
                            -----------   -------    -------     ------     ------   -------   ------------   ------------
Quarter Ended
     September 30, 2001
Revenue from external
     customers............      $24,815   $32,500    $16,064     $3,559     $3,806   $33,352                      $114,096
Intergroup revenue........          995    12,515      2,131      4,796      6,826     4,404       $(31,667)             -
Income tax (benefit)
       provision..........         (323)     (157)       217        (34)       734      (485)             -            (48)
Net (loss) income.........         (581)     (557)      (524)        17        937       883         (2,623)        (2,448)

Quarter Ended
     October 31, 2000
Revenue from external
     customers............      $28,608   $31,606    $19,191     $3,023     $3,934   $31,763                      $118,125
Intergroup revenue........          951     9,181      3,059      4,556      3,651     4,816       $(26,214)             -
Income tax (benefit)
       provision..........         (224)      327         22        146         56       878              -          1,205
Extraordinary item, net...            -         -          -          -          -    32,649              -         32,649
Net (loss) income.........         (314)      391         96        276        931    27,197         (1,064)        27,513

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2.  Segments and Related Information - (Continued)

                                                                                               Intersegment   Consolidated
                            Shieldalloy     LSM        GfE        EWW        CIF      Other    Eliminations      Totals
                            -----------   -------    -------     ------     ------   -------   ------------   ------------
Three Quarters Ended
     September 30, 2001
Revenue from external
     customers............      $75,920  $103,307    $61,829    $10,406    $11,667  $117,761                      $380,890
Intergroup revenue........        3,507    31,840      8,637     18,681     18,703    15,806       $(97,174)             -
Environmental expense
       recovery...........         (600)        -          -          -          -         -              -           (600)
Income tax (benefit)
       provision..........         (637)      549      1,088      1,305      1,235     1,467              -          5,007
Net (loss) income.........       (1,696)      759      1,022      2,195      3,366    11,937        (19,675)        (2,092)

Three Quarters Ended
     October 31, 2000
Revenue from external
     customers............      $87,694  $100,820    $62,716    $10,000    $11,175  $104,166                      $376,571
Intergroup revenue........        2,975    32,409      9,722     16,364     10,728    13,137       $(85,335)             -
Environmental expense
       recovery...........         (750)        -          -          -          -         -              -           (750)
Income tax provision......          658     1,337        395        847         60     1,409              -          4,706
Extraordinary item, net...            -         -          -          -          -    32,649              -         32,649
Net income (loss).........          970     2,822       (497)       838      2,035    31,087        (12,571)        24,684

3.  Inventories

      Inventories, net of reserves, consist of the following (in thousands):

                                                               September 30,         December 31,
                                                                   2001                 2000
                                                            ----------------      -----------------
Raw materials.............................................       $ 22,597               $20,491
Work in process...........................................          4,189                 2,854
Finished goods............................................         73,097                64,781
Other.....................................................          3,530                 3,050
                                                                 --------               -------
     Total................................................       $103,413               $91,176
                                                                 ========               =======

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

7.  Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which establishes accounting and reporting standards for business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets.

      The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company is required to adopt SFAS No. 142 and No. 144 on January 1, 2002. The Company is currently evaluating the impact SFAS No. 142 will have on its financial statements, including the discontinuance of goodwill amortization. SAFS No. 144 is not expected to have a material effect on its financial statements.

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

                  Metallurg, Inc. and Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                        Quarter Ended September 30, 2001
                                 (In thousands)

                                                              Combined        Combined
                                              Metallurg,       Guarantor    Non-Guarantor
                                                 Inc.       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                              ----------    ------------    --------------  ------------    ------------
Total revenue .............................                    $  36,579       $  97,282     $ (19,765)       $ 114,096
                                                               ---------       ---------     ---------        ---------
Operating costs and expenses:
  Cost of sales ...........................                       31,017          86,002       (19,189)          97,830
  Selling, general and administrative
    expenses ..............................   $   1,404            2,529           9,295          (363)          12,865
                                              ---------        ---------       ---------     ---------        ---------
  Total operating costs and expenses ......       1,404           33,546          95,297       (19,552)         110,695
                                              ---------        ---------       ---------     ---------        ---------
  Operating (loss) income .................      (1,404)           3,033           1,985          (213)           3,401

Other income (expense):
   Other income, net ......................           -           19,557              42       (19,557)              42
   Interest (expense) income, net .........      (2,641)             246            (992)            -           (3,387)
   Equity in earnings of subsidiaries .....       2,425          (19,300)           (272)       17,147                -
                                              ---------        ---------       ---------     ---------        ---------
   (Loss) income before income tax
     (benefit) provision and minority
     interest .............................      (1,620)           3,536             763        (2,623)              56
Income tax (benefit) provision ............      (1,710)             770             891             -              (49)
                                              ---------        ---------       ---------     ---------        ---------
   Income (loss) before minority interest .          90            2,766            (128)       (2,623)             105
Minority interest .........................           -                -             (15)            -              (15)
                                              ---------        ---------       ---------     ---------        ---------
   Net income (loss) ......................          90            2,766            (143)       (2,623)              90

Other comprehensive income (loss):
   Foreign currency translation adjustment        1,319            1,271           2,660        (3,931)           1,319
   Deferred income (loss) on derivatives ..         116               96             (96)            -              116
                                              ---------        ---------       ---------     ---------        ---------
   Comprehensive income ...................   $   1,525        $   4,133       $   2,421     $  (6,554)       $   1,525
                                              =========        =========       =========     =========        =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8. Supplemental Guarantor Information - (Continued)

                  Metallurg, Inc. and Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                     Three Quarters Ended September 30, 2001
                                 (In thousands)


                                                              Combined        Combined
                                              Metallurg,      Guarantor     Non-Guarantor
                                                 Inc.       Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                              ----------    ------------    --------------   ------------    ------------

Total revenue .............................                   $ 124,811       $ 317,742        $ (61,663)      $ 380,890
                                                              ---------       ---------        ---------       ---------

Operating costs and expenses:
  Cost of sales ...........................                     108,617         272,608          (59,745)        321,480
  Selling, general and administrative
    expenses ..............................   $   4,065           7,986          28,936             (720)         40,267
  Environmental expense recovery ..........           -            (600)              -                -            (600)
                                              ---------       ---------       ---------        ---------       ---------
  Total operating costs and expenses ......       4,065         116,003         301,544          (60,465)        361,147
                                              ---------       ---------       ---------        ---------       ---------
  Operating (loss) income .................      (4,065)          8,808          16,198           (1,198)         19,743

Other income (expense):
   Other income, net ......................           -          48,155             174          (48,155)            174
   Interest (expense) income, net .........      (7,524)            446          (2,646)               -          (9,724)
   Equity in earnings of subsidiaries .....      12,725         (43,371)            968           29,678               -
                                              ---------       ---------       ---------        ---------       ---------
   Income before income tax (benefit)
     provision and minority interest ......       1,136          14,038          14,694          (19,675)         10,193
Income tax (benefit) provision ............      (4,090)          3,564           5,530                -           5,004
                                              ---------       ---------       ---------        ---------       ---------
   Income before minority interest ........       5,226          10,474           9,164          (19,675)          5,189
Minority interest .........................           -               -              37                -              37
                                              ---------       ---------       ---------        ---------       ---------
   Net income .............................       5,226          10,474           9,201          (19,675)          5,226

Other comprehensive (loss) income:
   Foreign currency translation adjustment       (1,495)           (426)           (222)             648          (1,495)
   Deferred (loss) income on derivatives ..         (76)             96            (288)             192             (76)
                                              ---------       ---------       ---------        ---------       ---------
   Comprehensive income ...................   $   3,655       $  10,144       $   8,691        $ (18,835)      $   3,655
                                              =========       =========       =========        =========       =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8.  Supplemental Guarantor Information - (Continued)

                  Metallurg, Inc. and Consolidated Subsidiaries
     Condensed Consolidating Balance Sheet at September 30, 2001 (Unaudited)
                                 (In thousands)

                                                              Combined        Combined
                                              Metallurg,      Guarantor     Non-Guarantor
                                                 Inc.       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                              ----------    ------------    ------------    ------------    ------------

ASSETS
Current Assets:
   Cash and cash equivalents ............      $  21,845       $   1,231       $  15,453       $  (9,867)      $  28,662
   Accounts, notes and loans
     receivable, net ....................         25,512          31,541          62,747         (54,957)         64,843
   Inventories ..........................              -          41,216          66,250          (4,053)        103,413
   Other current assets .................          8,631           3,899          11,190          (9,962)         13,758
                                               ---------       ---------       ---------       ---------       ---------
       Total current assets .............         55,988          77,887         155,640         (78,839)        210,676
Investments - intergroup ................         93,844          24,037          63,333        (181,214)              -
Property, plant and equipment, net ......            758          16,566          47,445               -          64,769
Other assets ............................          6,126          59,239          64,898        (108,360)         21,903
                                               ---------       ---------       ---------       ---------       ---------
       Total ............................      $ 156,716       $ 177,729       $ 331,316       $(368,413)      $ 297,348
                                               =========       =========       =========       =========       =========

LIABILITIES AND
   SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt .....................                                      $  16,013       $  (9,867)      $   6,146
   Trade payables .......................      $  10,919       $  42,283          49,051         (54,957)         47,296
   Accrued expenses .....................          5,674           7,110          15,338               -          28,122
   Other current liabilities ............              -           9,962           2,869          (9,962)          2,869
                                               ---------       ---------       ---------       ---------       ---------
       Total current liabilities ........         16,593          59,355          83,271         (74,786)         84,433
                                               ---------       ---------       ---------       ---------       ---------
Long-term Liabilities:
   Long-term debt .......................        100,000               -          23,173               -         123,173
   Accrued pension liabilities ..........            858               -          30,874               -          31,732
   Environmental liabilities, net .......              -          27,551           2,313               -          29,864
   Other liabilities ....................         18,363               -          49,298         (60,925)          6,736
                                               ---------       ---------       ---------       ---------       ---------
       Total long-term liabilities ......        119,221          27,551         105,658         (60,925)        191,505
                                               ---------       ---------       ---------       ---------       ---------
       Total liabilities ................        135,814          86,906         188,929        (135,711)        275,938
                                               ---------       ---------       ---------       ---------       ---------

Minority Interest .......................              -               -             508               -             508
                                               ---------       ---------       ---------       ---------       ---------

Shareholder's Equity:
   Common stock .........................             50           1,227         120,935        (122,162)             50
   Due from parent company ..............        (19,714)           --              --              --           (19,714)
   Additional paid-in capital ...........         49,166         104,945          11,927        (116,872)         49,166
   Accumulated other comprehensive
     (loss) income ......................         (8,062)         (4,956)         14,734          (9,778)         (8,062)
   Retained deficit .....................           (538)        (10,393)         (5,717)         16,110            (538)
                                               ---------       ---------       ---------       ---------       ---------
       Total shareholder's equity .......         20,902          90,823         141,879        (232,702)         20,902
                                               ---------       ---------       ---------       ---------       ---------
       Total ............................      $ 156,716       $ 177,729       $ 331,316       $(368,413)      $ 297,348
                                               =========       =========       =========       =========       =========


             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8.  Supplemental Guarantor Information - (Continued)

                  Metallurg, Inc. and Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                     Three Quarters Ended September 30, 2001
                                 (In thousands)

                                                                              Combined
                                                              Combined          Non-
                                              Metallurg,      Guarantor      Guarantor
                                                 Inc.       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                              ----------    ------------    -------------   ------------    ------------

Cash Flows from Operating Activities .....      $ (7,158)      $  3,296       $  9,011                      $  5,149
                                                --------       --------       --------                      --------

Cash Flows from Investing Activities:
   Additions to property, plant and
     equipment ...........................           (25)        (4,952)        (6,895)                      (11,872)
   Proceeds from asset sales .............            11              -             86                            97
   Other, net ............................            60              -         (1,152)                       (1,092)
                                                --------       --------       --------                      --------
        Net cash provided by (used in)
          investing activities ...........            46         (4,952)        (7,961)                      (12,867)
                                                --------       --------       --------                      --------

Cash Flows from Financing Activities:
   Net (repayment) borrowing of intergroup
     debt ................................          (964)         1,303           (339)                            -
   Net proceeds of long-term debt ........             -              -          7,549                         7,549
   Net repayment of short-term debt ......             -              -         (4,675)      $    618         (4,057)
   Dividends received (paid) .............         4,745              -         (4,745)             -              -
                                                --------       --------       --------       --------       --------
        Net cash provided by (used in)
          financing activities............         3,781          1,303         (2,210)           618          3,492
                                                --------       --------       --------       --------       --------

Effects of exchange rate changes on cash
   and cash equivalents ..................             -              -           (514)             -           (514)
                                                --------       --------       --------       --------       --------

Net decrease in cash and cash
   equivalents ...........................        (3,331)          (353)        (1,674)           618         (4,740)
Cash and cash equivalents -
   beginning of period ...................        25,176          1,584         17,127        (10,485)        33,402
                                                --------       --------       --------       --------       --------
Cash and cash equivalents -
   end of period .........................      $ 21,845       $  1,231       $ 15,453       $ (9,867)      $ 28,662
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

     Over the first three quarters of 2001, production in the aluminum industry has subsided from the high levels of late 2000. The decline was particularly pronounced in the U.S. during this period, and recently has become more notable in Europe, Japan, and Southeast Asia. Demand for Metallurg's aluminum products has thus been subdued in North America, but has held up well elsewhere during the first three quarters. Metallurg carried out a rationalization of its aluminum master alloys and grain refiner production activities during the second quarter in order to better utilize the capabilities of its various plants and better serve customers in this competitive and increasingly global marketplace. As a result, melting operations are now discontinued at Shieldalloy's New Jersey facility and production has been increased at plants in the U.K., Norway and Brazil.

     The superalloy industry operated at a high capacity level during the first three quarters of 2001 to meet heavy U.S. demand for power generation equipment and aerospace materials, resulting in healthy demand for Metallurg's chromium and high-purity niobium products.

     U.S. steel production has been quite depressed during the first three quarters of 2001 with output falling continuously over the second and third quarters due to the weakening economy and excess world supply. In the rest of the world, steel production remained relatively stable for the first half of the year, but dropped in the third quarter. Ferrovanadium demand in the U.S. was weak over the third quarter and prices drifted lower.

     During 2000, demand for electronic components containing tantalum increased sharply, which impacted the price of all tantalum materials as the year progressed. Metallurg benefited, particularly in the last twelve months, in its various tantalum operations from the consequent strengthening of its tantalum product prices. Prices and demand have declined in 2001, but Metallurg's products continue to be priced at higher levels than in the corresponding periods of 2000.

     The third quarter is traditionally a time of weaker demand from our customers due to summer vacations in the northern hemisphere and this year the general weakening of world economic activity was also being increasingly felt. The tragic events of September 11th have had a further negative impact on the global economic outlook, and we are anticipating weakening demand and pricing for our products in the months to come.

Results of Operations - The Quarter Ended September 30, 2001 Compared to the Quarter Ended October 31, 2000

Metallurg Holdings

     In the quarter ended September 30, 2001, Metallurg Holdings recognized a net loss of $2.4 million, which includes the consolidation of Metallurg (income of $0.1 million), $1.1 million of interest expense on its Senor Discount Notes, $1.3 million of amortization of goodwill and deferred acquisition and debt issuance costs and $0.1 million of general overhead costs. Interest expense was lower in 2001 reflecting the purchase by Metallurg, Inc. of $76.1 million of face amount of the Senior Discount Notes in October 2000.

      In the quarter ended October 31, 2000, the Company recognized net income of $27.5 million, which includes an extraordinary net gain of $32.6 million on the extinguishment of certain Senior Discount Notes and the write-off of related deferred issuance costs, the consolidation of Metallurg (loss of $1.4 million), $2.4 million of interest expense on its Senior Discount Notes and $1.3 million of amortization of goodwill and deferred acquisition and debt issuance costs.

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


                                                                                                 Intersegment  Consolidated
                             Shieldalloy   LSM        GfE        EWW        CIF       Other      Eliminations     Totals
                             ----------- -------    -------     ------    -------    -------     ------------  -------------
Quarter Ended
     September 30, 2001
Total revenue.............     $25,810   $45,015    $18,195     $8,355    $10,632    $37,756       $(31,667)     $114,096
Gross profit..............       1,527     2,405      3,241        345      2,282      7,042           (576)       16,266
SG&A......................       2,362     2,664      3,370        416        429      3,987           (363)       12,865
Operating (loss) income..         (835)     (259)      (129)       (71)     1,853      3,055           (213)        3,401
Interest (expense)
   income, net............         (69)     (479)      (189)        54       (182)    (2,522)             -        (3,387)
Income tax (benefit)
   provision..........            (323)     (157)       217        (34)       734       (486)             -           (49)
Net (loss) income.........        (581)     (557)      (524)        17        937      3,421         (2,623)           90


                                                                                                Intersegment   Consolidated
                             Shieldalloy   LSM        GfE        EWW        CIF       Other     Eliminations      Totals
                             ----------- -------    -------     ------     ------    -------    ------------   -------------
Quarter Ended
    October 31, 2000
Total revenue.............     $29,559   $40,787    $22,250     $7,579     $7,585    $36,579       $(26,214)      $118,125
Gross profit..............       1,890     3,862      3,650        844        994      4,449           (220)        15,469
SG&A......................       2,577     2,814      3,309        441        409      3,862              -         13,412
Operating (loss) income...        (687)    1,048        341        403        585        587           (220)         2,057
Interest income
   (expense), net.........         149      (354)      (351)        19        394     (2,356)             -         (2,499)
Income tax (benefit)
   provision..............        (224)      327         22        146         56        873              -          1,200
Net (loss) income.........        (314)      391         96        276        931     (1,719)        (1,064)        (1,403)


Total Revenue

     Consolidated total revenue decreased by $4.0 million (3%) in the third quarter of 2001 as compared to the third quarter of 2000. Shieldalloy revenue was $3.7 million (13%) below the third quarter of 2000 due primarily to decreased selling prices of vanadium and aluminum products. LSM revenue was $4.2 million (10%) above the third quarter of 2000. An increase in sales volume and prices of aluminum products, chromium metal and ferrotitanium was offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $4.1 million (18%) below the third quarter of 2000 due primarily to lower sales volume of third-party nickel, niobium and ferrovanadium products sold to the iron and steel industries. EWW revenue was $0.8 million (10%) above the third quarter of 2000 due primarily to increased sales volume of ferrochrome. CIF revenue was $3.0 million (40%) above the third quarter of 2000 due primarily to increased selling prices of tantalum products.

Gross Profit

     Gross profit increased to $16.3 million (14.3% of total revenue) in the quarter ended September 30, 2001 from $15.5 million (13.1% of total revenue) in the quarter ended October 31, 2000, an increase of 5%. Improved profitability in tantalum-containing and niobium products was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses ("SG&A")

     SG&A decreased slightly to $12.9 million in the quarter ended September 30, 2001 from $13.4 million in the quarter ended October 31, 2000. For the quarter ended September 30, 2001, SG&A represented 11.3% of total revenue compared to 11.4% for the quarter ended October 31, 2000.

Operating Income

      Operating income increased to $3.4 million in the quarter ended September 30, 2001 from $2.1 million in the quarter ended October 31, 2000, due primarily to the increase in gross profit, discussed above.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):


                                                            Quarters Ended
                                                    -------------------------------
                                                    September 30,       October 31,
                                                         2001               2000
                                                    -------------       -----------
  Interest income ..........................           $   369            $ 1,124
  Interest expense ..........................           (3,756)            (3,623)
                                                       -------            -------
     Interest expense, net..................           $(3,387)           $(2,499)
                                                       =======            =======


     The decrease in interest income was due to lower interest rates in the current period and lower cash balances following the purchase of Metallurg Holdings' Senior Discount Notes for $19.7 million in October 2000.

Income Tax (Benefit) Provision, Net

     Income tax (benefit) provision, net, is as follows (in thousands):



                                                             Quarters Ended
                                                     -------------------------------
                                                     September 30,       October 31,
                                                          2001               2000
                                                     -------------       -----------
  Total current .............................            $(303)            $  729
  Total deferred ............................              254                471
                                                         -----             ------
     Income tax (benefit) provision, net.....            $ (49)            $1,200
                                                         =====             ======



     The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended September 30, 2001 is principally due to: (i) the excess of foreign tax rates over the statutory federal income tax rate; (ii) the U.S. taxability of foreign dividends; and
(iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance.

     The deferred tax provision is comprised mainly of (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; and (ii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital", of $0.4 million in the quarter ended September 30, 2001. The deferred tax expenses referred to in item (ii) above will not result in cash payments in future periods.

Net Income (Loss)

     Net income was $0.1 million in the quarter ended September 30, 2001 compared to a net loss of $1.4 million in the quarter ended October 31, 2000. The quarter ended September 30, 2001 benefited primarily from the increased gross margins, discussed above.

Results of Operations - The Three Quarters Ended September 30, 2001 Compared to the Three Quarters Ended October 31, 2000

Metallurg Holdings

     In the three quarters ended September 30, 2001, Metallurg Holdings recognized a net loss of $2.1 million, which includes the consolidation of Metallurg (income of $5.2 million), $3.2 million of interest expense on its Senior Discount Notes, $3.9 million of amortization of goodwill and deferred acquisition and debt issuance costs and $0.2 million of general overhead costs. Interest expense was lower in 2001 reflecting the purchase by Metallurg, Inc. of $76.1 million of face amount of the Senior Discount Notes in October 2000.

     In the three quarters ended October 31, 2000, the Company recognized net income of $24.7 million, which includes an extraordinary net gain of $32.6 million on the extinguishment of certain Senior Discount Notes and the write-off of related deferred issuance costs, the consolidation of Metallurg (income of $3.5 million), $7.4 million of interest expense on its Senior Discount Notes and $4.0 million of amortization of goodwill and deferred acquisition and debt issuance costs.

     As Metallurg Holdings is a holding company and does not have any material operations or assets other than the ownership of Metallurg, the following discussion of the Company's results of operations relates to Metallurg, unless otherwise indicated.

Metallurg


                                                                                               Intersegment   Consolidated
                           Shieldalloy     LSM        GfE        EWW        CIF       Other    Eliminations      Totals
                           ------------ ---------- ---------- ---------- ---------- ---------- -------------- --------------

 Three Quarters Ended
     September 30, 2001
Total revenue.............     $79,427   $135,147    $70,466    $29,087    $30,370   $133,567       $(97,174)     $380,890
Gross profit..............       4,299     10,803     13,675      4,771      6,479     21,301         (1,918)       59,410
SG&A......................       7,139      8,367     10,907      1,423      1,359     11,792           (720)       40,267
Environmental expense
  recovery................        (600)         -          -          -          -          -              -          (600)
Operating (loss) income..       (2,240)     2,436      2,768      3,348      5,120      9,509         (1,198)       19,743
Interest (expense)
   income, net............         (93)    (1,230)      (719)       152       (519)    (7,315)             -        (9,724)
Income tax (benefit)
   provision..........            (637)       549      1,088      1,305      1,235      1,464              -         5,004
Net (loss) income.........      (1,696)       759      1,022      2,195      3,366     19,255        (19,675)        5,226

 Three Quarters Ended
     October 31, 2001
Total revenue.............     $90,669   $133,229    $72,438    $26,364    $21,903   $117,303       $(85,335)     $376,571
Gross profit..............       7,823     13,353     11,325      3,213      2,903     12,637            (56)       51,198
SG&A......................       7,661      8,580     10,617      1,560      1,159     11,951              -        41,528
Environmental expense
  recovery................        (750)         -          -          -          -          -              -          (750)
Operating income..........         912      4,773        708      1,653      1,744        686            (56)       10,420
Interest income
   (expense), net.........         716       (808)    (1,014)        32        342     (7,116)             -        (7,848)
Income tax provision..             658      1,337        395        847         60      1,394              -         4,691
Net income (loss).........         970      2,822       (497)       838      2,035      9,930        (12,571)        3,527

Total Revenue

      Consolidated total revenue increased by $4.3 million (1%) in the first three quarters of 2001 as compared to the first three quarters of 2000. Shieldalloy revenue was $11.2 million (12%) below the first three quarters of 2000. Increased sales volume of chrome products was more than offset by lower sales volume and prices of vanadium and aluminum products. LSM revenue was $1.9 million (1%) above the first three quarters of 2000. An increase in sales of aluminum products, due to increased sales volume of aluminum powder and master alloys and the acquisition of Hydelko on March 31, 2000, and higher sales volume of ferrotitanium and chromium metal were offset by a discontinuation of sales of certain low-margin products sourced from third parties. GfE revenue was $2.0 million (3%) below the first three quarters of 2000. Increased sales volume and selling prices of specialty coating materials and alloys for the titanium industry were more than offset by decreased volume and selling prices of third-party nickel, niobium and ferrovanadium products sold to the iron and steel industries. CIF revenue was $8.5 million (39%) above the first three quarters of 2000 due primarily to increased selling prices of tantalum products. Increased revenue at EWW and from distribution activities included in "Other" above was primarily the result of increased volume and/or selling prices of tantalum-containing products.

Gross Profit

      Gross profit increased to $59.4 million (15.6% of total revenue) in the three quarters ended September 30, 2001 from $51.2 million (13.6% of total revenue) in the three quarters ended October 31, 2000, an increase of 16%. Improved profitability in tantalum-containing and niobium products and specialty coating materials was offset somewhat by reduced profitability of ferrovanadium, ferrotitanium and aluminum products.

Selling, General and Administrative Expenses

      SG&A decreased slightly to $40.3 million in the three quarters ended September 30, 2001 from $41.5 million in the three quarters ended October 31, 2000. For the three quarters ended September 30, 2001, SG&A represented 10.6% of total revenue compared to 11.0% for the three quarters ended October 31, 2000.

Operating Income

      Operating income increased to $19.7 million in the three quarters ended September 30, 2001 from $10.4 million in the three quarters ended October 31, 2000, due primarily to the increase in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.6 million in the three quarters ended September 30, 2001 compared to $0.8 million in the three quarters ended October 31, 2000 upon settlements of legal actions relating to environmental matters at its New Jersey facility.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):


                                                         Three Quarters Ended
                                                    ------------------------------
                                                    September 30,      October 31,
                                                        2001                2000
                                                      -------             -------
  Interest income .........................          $  1,397            $  2,787
  Interest expense .........................          (11,121)            (10,635)
                                                     --------            --------
     Interest expense, net.................          $ (9,724)           $ (7,848)
                                                     ========            ========


      The decrease in interest income was due to lower interest rates in the current year and lower cash balances following the purchase of Metallurg Holdings' Senior Discount Notes for $19.7 million in October 2000.

Income Tax Provision, Net

      Income tax provision, net of tax benefits, is as follows (in thousands):


                                                         Three Quarters Ended
                                                    ------------------------------
                                                    September 30,      October 31,
                                                        2001                2000
                                                      -------             -------

  Total current ...........................            $2,653              $2,866
  Total deferred ...........................            2,351               1,825
                                                      -------             -------
     Income tax provision, net............             $5,004              $4,691
                                                      =======             =======


      The difference between the statutory federal income tax rate and Metallurg's effective rate for the three quarters ended September 30, 2001 is principally due to: (i) the excess of foreign tax rates over the statutory federal income tax rate; (ii) the U.S. taxability of foreign dividends; and
(iii) certain deductible temporary differences which, in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance.

      The deferred tax provision is comprised mainly of (i) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance; (ii) the deferred tax effects of certain tax assets, primarily foreign net operating losses, for which the benefit had been previously recognized of $0.7 million in the three quarters ended September 30, 2001; and (iii) the deferred tax effects of certain deferred tax assets for which a corresponding credit has been recorded to "Additional paid-in capital", of $1.5 million in the three quarters ended September 30, 2001. The deferred tax expenses referred to in items (ii) and (iii) above will not result in cash payments in future periods.

Net Income

      Net income was $5.2 million in the three quarters ended September 30, 2001 compared to $3.5 million in the three quarters ended October 31, 2000. The net income for the three quarters ended September 30, 2001 benefited primarily from the increased gross margins, discussed above, whereas the net income for the three quarters ended October 31, 2000 resulted primarily from a pre-tax gain of approximately $5.1 million, recorded in other income, on the sale of Metallurg's interest in Solikamsk Magnesium Works.

Liquidity and Financial Resources

General

      The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At September 30, 2001, the Company had $28.7 million in cash and cash equivalents. The Company believes that these sources are sufficient to fund current and anticipated future requirements through the next twelve months.

      At September 30, 2001, the Company had working capital of $126.5 million, as compared to $121.3 million at December 31, 2000. For the first three quarters of 2001, the Company's operations provided $4.6 million in cash primarily from Metallurg's net income.

Credit Facilities and Other Financing Arrangements

      Metallurg has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries with up to $50.0 million of financing resources, including a German subfacility (as discussed below). Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries. The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit in the U.S. As part of the Revolving Credit Facility, Fleet National Bank, through its London office, makes available up to DM 20.5 million ($9.6 million) of financing to GfE, which is guaranteed by Metallurg, Inc. and the other U.S. borrowers under the Revolving Credit Facility. At September 30, 2001, no loans were outstanding and $23.2 million of letters of credit were outstanding in the U.S.

      During the second quarter, LSM extended and restructured its revolving credit facilities and term loans with Barclays Bank plc and HSBC Bank plc. The agreements provide LSM with several facilities. Three overdraft facilities provide LSM with up to 'L'8.5 million ($12.5 million) of borrowings, 'L'43.3 million ($63.8 million) in notional amount of foreign exchange contracts and options and 'L'2.8 million ($4.1 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. Four revolving term loan facilities provide for borrowings up to 'L'12.0 million ($17.7 million) at interest rates of LIBOR plus 0.75% - 0.95%. LSM is required to pay fees ranging from 0.375% to 0.475% per annum on the unused portion of these facilities. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. The proceeds from these loans were used to refinance existing term loans and overdraft facilities. At September 30, 2001, LSM had 'L'1.7 million ($2.5 million) outstanding under the overdraft facilities and 'L'12.0 million ($17.7 million) outstanding under the revolving term loan facilities.

      In addition, certain other foreign subsidiaries of Metallurg have credit facility arrangements with local banking institutions to provide funds for working capital and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At September 30, 2001, there were $2.5 million of outstanding loans under these local credit facilities.

Capital Expenditures

      Metallurg invested $11.9 million in capital expenditures during the first three quarters of 2001. Capital expenditures are expected to total approximately $18 million in 2001. Although Metallurg has projected these items in 2001, Metallurg has not committed purchases to vendors for all of these projects as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2002. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the first three quarters of 2001, Metallurg expended $1.4 million for environmental remediation expenses that have been previously accrued.

      In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of September 30, 2001, had an accrual of $31.2 million for the remaining estimated cost of completion. Of this amount, $0.7 million is expected to be expended in the last quarter of 2001, $3.6 million in 2002 and $2.3 million in 2003. In addition, Metallurg had accruals of $3.1 million for estimated expenditures with respect to environmental remediation at its foreign facilities. Of this amount, $0.8 million is expected to be expended over the next three years.

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

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

           10.1 Second Amendment to Amended and Restated Loan Agreement (dated as of October 29, 1999), dated as of November 3, 2000, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg International Resources, LLC, as Borrowers, Metallurg Services, Inc., MIR (China), Inc. and Metallurg Holdings Corporation, as Guarantors, and Fleet National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein.

           10.2 Third Amendment to Amended and Restated Loan Agreement (dated as of October 29, 1999), dated as of July 2, 2001, among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg International Resources, LLC, as Borrowers, Metallurg Services, Inc., Metallurg Holdings Corporation and MIR (China), Inc. as Guarantors, and Fleet National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein.

           10.3 Fourth Amendment, dated as of July 2, 2001, to German Loan Agreement (dated as of October 20, 1997, as amended and restated as of July 22, 1998), by and among GfE Gesellschaft fur Elektrometallurgie mbH, GfE Umwelttecknik GmbH, GfE Giesserei-und Stahlwerksbedarf GmbH, GfE Metalle und Materialien GmbH, Keramed Medizintechnik GmbH and Fleet National Bank (formerly known as BankBoston, N.A.), London Branch.

      (b)  REPORTS ON FORM 8-K

           None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 13, 2001 on its behalf by the undersigned thereunto duly authorized.

                                       METALLURG HOLDINGS, INC.
                                       By:    /s/ Arthur R. Spector
                                          -------------------------
                                       Arthur R. Spector
                                       Executive Vice President
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'
 The section symbol shall be expressed as............................... 'SS'