Form 10-Q
period 2002-03-31
METALLURG HOLDINGS INC
filed 2002-05-14
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      There are no common equity securities of the registrant outstanding. At May 14, 2002, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                                 Page No.
                                                                                                                 --------
Part I.   FINANCIAL INFORMATION:

          Item 1 - Financial Statements (Unaudited)

                   Condensed Statements of Consolidated Operations for the Quarters Ended
                   March 31, 2002 and 2001...............................................................           2

                   Condensed Consolidated Balance Sheets at March 31, 2002 and
                   December 31, 2001.....................................................................           3

                   Condensed Statements of Consolidated Cash Flows for the Quarters Ended
                   March 31, 2002 and 2001..............................................................            4

                   Notes to Condensed Unaudited Consolidated Financial Statements.......................         5-11

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                   of Operations........................................................................        12-16

          Item 3 - Quantitative and Qualitative Disclosure of Market Risk...............................           17

Part II.  OTHER INFORMATION:

          Item 6. (a) EXHIBITS..........................................................................           18

          Item 6. (b) REPORTS ON FORM 8-K...............................................................           18

          Signature Page................................................................................           19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)


                                                                                     Quarters Ended March 31,
                                                                                     -------------------------
                                                                                      2002              2001
                                                                                     -------          --------
Sales...........................................................................     $98,214          $133,745
Commission income...............................................................         315               406
                                                                                     -------          --------
   Total revenue................................................................      98,529           134,151
                                                                                     -------          --------

Operating costs and expenses:
   Cost of sales ...............................................................      87,988           113,015
   Selling, general and administrative expenses.................................      13,438            14,762
   Environmental expense recoveries.............................................      (3,000)             (318)
                                                                                     -------          --------
   Total operating costs and expenses ..........................................      98,426           127,459
                                                                                     -------          --------

Operating income................................................................         103             6,692

Other income (expense):
   Other income, net............................................................          57                57
   Interest expense, net........................................................      (4,614)           (4,134)
                                                                                     -------          --------

   (Loss) income before income tax provision, minority interest
      and discontinued operation................................................      (4,454)            2,615
Income tax provision............................................................         184             2,251
                                                                                     -------          --------

   (Loss) income before minority interest and discontinued operation............      (4,638)              364
Minority interest...............................................................           2                68
                                                                                     -------          --------
   (Loss) income from continuing operations.....................................      (4,636)              432

Discontinued operation (Note 6):
   Income from discontinued operation (net of tax of $45) ......................           -               146
   Loss on disposition of discontinued operation (net of tax of nil) ...........      (4,713)                -
                                                                                     -------          --------
   (Loss) income from discontinued operation  ..................................      (4,713)              146
                                                                                     -------          --------
Net (loss) income...............................................................      (9,349)              578

Other comprehensive (loss) income:
   Foreign currency translation adjustment......................................        (615)           (2,825)
   Deferred gain (loss) on derivatives, net.....................................          45               (66)
                                                                                     -------          --------
   Comprehensive loss...........................................................     $(9,919)          $(2,313)
                                                                                     =======          ========



       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                     March 31,       December 31,
                                                                                       2002              2001
                                                                                     ---------       -----------
                                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents....................................................     $ 34,491         $ 25,904
   Accounts receivable, net.....................................................       61,047           62,687
   Inventories..................................................................       83,105           87,469
   Prepaid expenses and other current assets (including restricted cash
     of $1,671 in 2002 - Note 6)................................................       14,410           13,749
                                                                                     --------         --------
     Total current assets.......................................................      193,053          189,809
Goodwill........................................................................       69,197           83,986
Property, plant and equipment, net..............................................       68,163           67,321
Other assets (including restricted cash of $1,671 in 2002 - Note 6).............       15,723           13,760
                                                                                     --------         --------
     Total......................................................................     $346,136         $354,876
                                                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt........................     $  6,213         $  5,714
   Accounts payable.............................................................       42,526           39,530
   Accrued expenses.............................................................       21,867           22,232
   Other current liabilities....................................................        2,338            3,092
                                                                                     --------         --------
     Total current liabilities..................................................       72,944           70,568
                                                                                     --------         --------

Long-term Liabilities:
   Long-term debt...............................................................      160,123          159,623
   Accrued pension liabilities..................................................       41,867           42,581
   Environmental liabilities, net...............................................       28,056           29,049
   Other liabilities............................................................        1,294            1,297
                                                                                     --------         --------
     Total long-term liabilities................................................      231,340          232,550
                                                                                     --------         --------
     Total liabilities..........................................................      304,284          303,118
                                                                                     --------         --------

Minority Interest...............................................................          502              521
                                                                                     --------         --------

Shareholders' Equity:
   Additional paid-in capital...................................................      101,737          101,705
   Accumulated other comprehensive loss.........................................      (25,537)         (24,967)
   Retained deficit.............................................................      (34,850)         (25,501)
                                                                                     --------         --------
     Total shareholders' equity.................................................       41,350           51,237
                                                                                     --------         --------

     Total......................................................................     $346,136         $354,876
                                                                                     ========         ========




       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                                                     Quarters Ended March 31,
                                                                                     -------------------------
                                                                                      2002              2001
                                                                                     -------          --------
Cash Flows from Operating Activities:
Net (loss) income ..............................................................      $(9,349)        $    578
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization................................................        2,364            3,941
   Loss on sale of discontinued operation.......................................        4,713                -
   Interest accretion on the Senior Discount Notes..............................        1,177            1,040
   Deferred income taxes........................................................          (70)             987
   Change in operating assets and liabilities:
    Decrease (increase) in trade receivables....................................          789          (11,688)
    Decrease (increase) in inventories..........................................        1,466           (6,694)
    (Increase) decrease in other current assets.................................       (1,485)           1,502
    Increase in accounts payable and accrued expenses...........................        2,557               12
    Restructuring payments......................................................           (8)              (6)
    Environmental payments......................................................         (484)            (528)
    Other assets and liabilities, net...........................................       (1,776)            (708)
                                                                                      -------         --------
     Net cash used in operating activities......................................         (106)         (11,564)
                                                                                      -------         --------

Cash Flows from Investing Activities:
Additions to property, plant and equipment......................................       (5,179)          (2,546)
Net proceeds from sale of discontinued operation ...............................       13,643                -
Other, net......................................................................           34               75
                                                                                      -------         --------
     Net cash provided by (used in) investing activities........................        8,498           (2,471)
                                                                                      -------         --------

Cash Flows from Financing Activities:
Repayment of long-term debt.....................................................         (189)            (349)
Net short-term borrowings.......................................................          999            6,438
                                                                                      -------         --------
     Net cash provided by financing activities..................................          810            6,089
                                                                                      -------         --------

Effects of exchange rate changes on cash and cash equivalents...................         (615)            (675)
                                                                                      -------         --------
Net increase (decrease) in cash and cash equivalents............................        8,587           (8,621)
Cash and cash equivalents - beginning of period.................................       25,904           34,008
                                                                                      -------         --------
Cash and cash equivalents - end of period.......................................      $34,491         $ 25,387
                                                                                      =======         ========



       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg Holdings, Inc. ("Metallurg Holdings") and its majority-owned subsidiaries (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2001 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

      The Company is wholly owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries.

      Metallurg Holdings' balance sheet is comprised primarily of its investment in Metallurg, Inc. and its 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes")

      For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 2001.

      Certain prior year amounts were reclassified to conform to current year presentations.

2.  Segments and Related Information

      The Company operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. The Company is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to its own products, the Company distributes complementary products manufactured by third parties.

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

      GfE Gesellschaft fur Elektrometallurgie mbH and its subsidiaries (collectively, "GfE") - This unit is comprised of a production facility and a sales office in Germany. The Nuremberg plant manufactures and sells a wide variety of specialty products, including vanadium-based chemicals and sophisticated metals, alloys and powders used in the titanium, superalloy, electronics, telecommunications, biomedical and optics industries. The prosthetics company, which was sold in January 2002, produced medical prostheses, implants and surgical instruments for orthopedic applications. See "Note 6. Discontinued Operation".

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

      Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. The Company does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those of the consolidated group. Transactions among segments are established based on negotiation among the parties. There have been no material changes in segment assets from the amounts disclosed in the last annual report, except as noted in "Note 6. Discontinued Operation".



                                                                                               Intersegment   Consolidated
                           Shieldalloy     LSM       GfE        EWW        CIF       Other     Eliminations       Totals
                           -----------   -------   --------   --------   --------   --------   ------------   ------------
Quarter Ended
     March 31, 2002
Revenue from external
  customers................    $21,706   $25,433    $15,421     $4,252     $3,808   $ 27,909                      $ 98,529
Intergroup revenue.........      1,023     8,796      3,229      3,876      4,289      3,034       $(24,247)             -
Environmental expense
  recoveries...............     (3,000)        -          -          -          -          -              -         (3,000)
Income tax (benefit)
  provision................       (249)     (266)        22         90         57        530              -            184
Gain (loss) on disposition
  of discontinued
  operation................          -         -     10,076          -          -    (14,789)            -          (4,713)
Net (loss) income..........       (228)     (800)     9,314        120        269      8,518        (26,542)        (9,349)

Quarter Ended
     March 31, 2001
Revenue from external
  customers...............     $25,165   $35,193    $22,035     $3,432     $4,095    $44,231                      $134,151
Intergroup revenue........       1,310     8,917      3,757      6,756      6,085      5,807       $(32,632)             -
Environmental expense
  recoveries .............        (318)        -          -          -          -          -              -           (318)
Income tax (benefit)
  provision...............        (425)      147        505        705        188      1,131              -          2,251
Income from
  discontinued operation..           -         -        146          -          -          -              -            146
Net (loss) income.........        (755)      389        815      1,501      1,270      9,101        (11,743)           578

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

3.  Inventories

      Inventories consist of the following (in thousands):

                                                 March 31,         December 31,
                                                   2002                 2001
                                                 ---------         -----------
Raw materials..............................        $17,619             $19,783
Work in process............................          3,093               4,018
Finished goods.............................         59,138              60,635
Other......................................          3,255               3,033
                                                   -------             -------
     Total.................................        $83,105             $87,469
                                                   =======             =======


4.  Contingent Liabilities

      The Company defends, from time to time, various claims and legal actions arising in the normal course of business, including those relating to environmental matters. Management believes, based on the advice of counsel, that the outcome of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that future litigation or proceedings will not result in an adverse judgment against the Company that could have a material adverse effect on the Company's future results of operations or cash flows.

5.  Environmental Expense Recoveries

      Shieldalloy realized environmental expense recoveries of $3,000,000 and $318,000 in 2002 and 2001, respectively, upon receipt of settlements with insurance companies relating to coverage for certain environmental claims.

6.  Discontinued Operation

      On January 1, 2002, GfE completed the sale of its prosthetics company in Morsdorf, Germany and recorded a loss of $4,713,000, after the allocation of $14,789,000 of goodwill. In connection with the sale, GfE was required to deposit cash to collateralize certain bank guarantees. Deposits of DM 7,500,000 ($3,342,000) relating to guarantees, of which half expires in September 2002 and the balance in September 2003, are recorded as restricted cash in the Company's consolidated balance sheet at March 31, 2002.

      Summary financial information for the prosthetics company is presented below (in thousands):


                                                        December 31,
                                                            2001
                                                        ------------
Accounts receivable, net ............................         $  669
Inventories .........................................          2,406
Prepaid expenses and other current assets ...........            196
Property, plant and equipment, net ..................          1,496
Accounts and loans payable ..........................          2,855
Other liabilities ...................................            810
Shareholder's equity ................................          1,102



                                                 Year Ended
                                                December 31,
                                                    2001
                                                ------------
Total revenue ..............................       $7,812
Net income .................................          624

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

6.  Discontinued Operation - (Continued)

      The consolidated statement of operations and the related notes for the quarter ended March 31, 2001 have been restated, where applicable, to reflect the discontinued operation.

7.  Earnings Per Share

      Earnings per share is not presented since Metallurg Holdings is wholly owned by a group of private investors led by and including Safeguard International.

8.  Recent Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. The adoption of SFAS No. 142 did not have a material effect on the Company's financial statements.

      In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective on January 1, 2003. Management has not yet determined the impact, if any, that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of SFAS No. 121 for the recognition of the impairment of long-lived assets to be held and used. SFAS No. 144 was effective for the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its consolidated financial statements.

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

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                          Quarter Ended March 31, 2002
                                 (In thousands)


                                                                Combined        Combined
                                                Metallurg,      Guarantor     Non-Guarantor
                                                   Inc.       Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                ----------    ------------    -------------    ------------    ------------
Total revenue................................                      $27,691          $84,489        $(13,651)        $98,529
                                                                   -------          -------        --------         -------
Operating costs and expenses:
   Cost of sales.............................                       26,930           75,502         (14,444)         87,988
   Selling, general and administrative
     expenses ...............................      $ 1,411           3,318            8,686               -          13,415
   Environmental expense recoveries..........            -          (3,000)               -               -          (3,000)
                                                   -------         -------          -------        --------         -------
   Total operating costs and expenses........        1,411          27,248           84,188         (14,444)         98,403
                                                   -------         -------          -------        --------         -------
   Operating (loss) income...................       (1,411)            443              301             793             126
Other income (expense):
   Other income, net.........................            -               -               57               -              57
   Interest (expense) income, net............       (2,740)            450           (1,118)              -          (3,408)
   Equity in earnings of subsidiaries........       10,661           9,946               58         (20,665)              -
                                                   -------         -------          -------        --------         -------
   Income (loss) before income tax (benefit)
     provision, minority interest and
     discontinued operation..................        6,510          10,839             (702)        (19,872)         (3,225)
Income tax (benefit) provision...............         (160)            221              122               -             183
                                                   -------         -------          -------        --------         -------
   Income (loss) before minority interest and
     discontinued operation..................        6,670          10,618             (824)        (19,872)         (3,408)
Minority interest............................            -               -                2               -               2
                                                   -------         -------          -------        -------          -------
   Income (loss) from continuing operations..        6,670          10,618             (822)        (19,872)         (3,406)
Discontinued operation.......................            -               -           10,076               -          10,076
                                                   -------         -------          -------        --------         -------
   Net income ...............................        6,670          10,618            9,254         (19,872)          6,670

Other comprehensive (loss) income:
   Foreign currency translation adjustment...         (615)           (601)          (1,143)          1,744            (615)
   Deferred gain on derivatives, net.........           45              44               78            (122)             45
                                                   -------         -------          -------        --------         -------
   Comprehensive income......................       $6,100         $10,061          $ 8,189        $(18,250)        $ 6,100
                                                   =======         =======          =======        ========         =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                Condensed Consolidating Balance Sheet (Unaudited)
                                 March 31, 2002
                                 (In thousands)


                                                                Combined        Combined
                                                Metallurg,      Guarantor     Non-Guarantor
                                                   Inc.       Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                ----------    ------------    -------------    ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents...............       $ 21,354        $    538         $ 18,636        $ (6,081)       $ 34,447
   Accounts and loans receivable, net......         25,760          17,646           61,129         (43,475)         61,060
   Inventories.............................              -          33,841           51,685          (2,421)         83,105
   Prepaid expenses and other current
    assets.................................            639           4,629           12,441          (3,492)         14,217
                                                  --------        --------         --------       ---------        --------
       Total current assets................         47,753          56,654          143,891         (55,469)        192,829
Investments - intergroup...................         83,237          16,908           48,698        (148,843)              -
Property, plant and equipment, net.........            696          21,323           46,144               -          68,163
Other assets...............................          6,711          59,265           56,601        (107,540)         15,037
                                                  --------        --------         --------       ---------        --------
       Total...............................       $138,397        $154,150         $295,334       $(311,852)       $276,029
                                                  ========        ========         ========       =========        ========
LIABILITIES AND
   SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt........................                                        $ 12,294       $  (6,081)       $  6,213
   Accounts and loans payable.............        $  1,449        $ 39,983           44,569         (43,475)         42,526
   Accrued expenses........................          4,535           7,084           10,157               -          21,776
   Other current liabilities...............          2,927             560            2,343          (3,492)          2,338
                                                  --------        --------         --------       ---------        --------
       Total current liabilities...........          8,911          47,627           69,363         (53,048)         72,853
                                                  --------        --------         --------       ---------        --------
Long-term Liabilities:
   Long-term debt..........................        100,000               -           21,827               -         121,827
   Accrued pension liabilities.............          1,980             296           39,591               -          41,867
   Environmental liabilities, net.........               -          25,967            2,089               -          28,056
   Other liabilities.......................         17,876               -           44,125         (60,707)          1,294
                                                  --------        --------         --------       ---------        --------
       Total long-term liabilities........         119,856          26,263          107,632         (60,707)        193,044
                                                  --------        --------         --------       ---------        --------
       Total liabilities...................        128,767          73,890          176,995        (113,755)        265,897
                                                  --------        --------         --------       ---------        --------

Minority Interest..........................              -               -              502               -             502
                                                  --------        --------         --------       ---------        --------

Shareholder's Equity:
   Common stock............................             50           1,227          120,935        (122,162)             50
   Due from parent company.................        (19,714)              -                -               -         (19,714)
   Additional paid-in capital..............         50,561         104,945            8,090        (113,035)         50,561
   Accumulated other comprehensive loss....        (25,940)        (22,146)         (17,236)         39,382         (25,940)
   Retained earnings (deficit).............          4,673          (3,766)           6,048          (2,282)          4,673
                                                  --------        --------         --------       ---------        --------
       Total shareholder's equity..........          9,630          80,260          117,837        (198,097)          9,630
                                                  --------        --------         --------       ---------        --------
       Total...............................       $138,397        $154,150         $295,334       $(311,852)       $276,029
                                                  ========        ========         ========       =========        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                          Quarter Ended March 31, 2002
                                 (In thousands)

                                                                 Combined         Combined
                                                  Metallurg,     Guarantor      Non-Guarantor
                                                     Inc.       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                 ----------    ------------    -------------    ------------    ------------
Cash Flows from Operating Activities.......        $(3,507)        $ 4,549          $(1,107)                        $   (65)
                                                   -------         -------          -------                         -------

Cash Flows from Investing Activities:
   Additions to property, plant and
     equipment.............................             (9)         (2,884)          (2,286)                         (5,179)
   Net proceeds from sale of
     discontinued operation................              -               -           13,643                          13,643
   Other, net..............................             40               -               (6)                             34
                                                   -------         -------          -------                         -------
        Net cash provided by (used in)
          investing activities.............             31          (2,884)          11,351                           8,498
                                                   -------         -------          -------                         -------

Cash Flows from Financing Activities:
   Intergroup borrowings (repayments)......          6,081          (2,400)          (3,681)                              -
   Repayment of long-term debt.............              -               -             (189)                           (189)
   Net short-term (repayments) borrowings..              -               -           (4,546)       $  5,545             999
   Dividends received (paid)...............            228               -             (228)              -               -
                                                   -------         -------          -------        --------         -------
        Net cash provided by (used in)
          financing activities.............          6,309          (2,400)          (8,644)          5,545             810
                                                   -------         -------          -------        --------         -------

Effects of exchange rate changes on cash
   and cash equivalents....................              -               -             (615)              -            (615)
                                                   -------         -------          -------        --------         -------

Net increase (decrease) in cash and cash
   equivalents.............................          2,833            (735)             985           5,545           8,628
Cash and cash equivalents -
   beginning of period.....................         18,521           1,273           17,651         (11,626)         25,819
                                                   -------         -------          -------        --------         -------
Cash and cash equivalents -
   end of period...........................        $21,354         $   538          $18,636        $ (6,081)        $34,447
                                                   =======         =======          =======        ========         =======

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward-Looking Statements

      Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of the Company's business, its dependence on foreign customers, the impact of changes in foreign exchange rates and foreign trade regulations on the Company's competitive standing, the economic strength of the Company's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets, the accuracy of the Company's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

Overview

      Metallurg Holdings was formed on June 10, 1998 and is wholly owned by a group of investors led by and including Safeguard International, an international private equity fund that invests primarily in equity securities of companies in process industries.

      The Company is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals, which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. The industries that the Company supplies are cyclical.

      Western World* primary aluminum consumption fell by over 6% in 2001 resulting in a sharp reduction in demand for the Company's products. Weaker demand for the Company's products in Europe, Japan and Southeast Asia became more pronounced as 2001 progressed and the downward trend continued into the first quarter of 2002. The Company rationalized its aluminum master alloys and grain refiner production activities during the second quarter of 2001 to better utilize the capabilities of its various plants. Melting operations were discontinued at Shieldalloy's New Jersey facility and production has been transferred to plants in the U.K., Norway and Brazil. In addition, the Company has identified further significant cost reduction initiatives to be implemented in the coming quarters.

      The aerospace and power generation sectors had provided strong demand for the Company's chromium, niobium and vanadium-aluminum products from superalloy and titanium alloy producers during the first three quarters of 2001. Demand decreased substantially in the fourth quarter and weakened further in the first quarter of 2002. The aerospace sector continues to grapple with the events of September 11th and the resultant crisis in the airline industry and the effects of a global downturn. Cancellation of U.S. land-based power turbine projects has further reduced demand for superalloys.

      The U.S. steel industry operated at low production levels throughout 2001. In the first quarter of 2002, ferrovanadium demand in the U.S. was low and prices softened further. Production at the Company's Cambridge, Ohio plant was restricted to only two months of operations during this period. U.S. steel industry operating rates are increasing and vanadium prices have stabilized with recent indications of improved pricing already showing in Europe. In the rest of the world, overall steel production remained fairly constant in 2001 and into 2002 with signs of strengthening stainless steel production.

      Although market prices and demand for tantalum declined in 2001, the Company benefited from fixed-price sales contracts for 2001 deliveries that were negotiated in late 2000 when prices were higher. Demand for tantalum has been very weak in 2002, resulting in low sales volumes and pricing for the Company's tantalum products.

      The Company is currently completing investments in new facilities in the U.S. and the U.K. aimed at reducing the cost of raw materials and expanding capacity for the production of specialty grade products. The benefits of these investments are expected to improve operating results as the 2002 year progresses.


* Defined as the world, excluding the Commonwealth of Independent States (CIS), Eastern Europe and China.

Results of Operations - The Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001

      The Company operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. The Company is organized around its major production facilities in the U.S., the U.K., Germany and Brazil, which are supported by an established worldwide sales network. In addition to its own products, the Company distributes products manufactured by third parties. This is a natural complement to the Company's manufacturing operations and leverages its global sales staff by providing a broader product offering to existing customers without incurring significant additional overhead.

      Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. The Company does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those of the consolidated group. Transactions among segments are established based on negotiation among the parties. There have been no material changes in segment assets from the amounts disclosed in the last annual report, except as disclosed in "Note 6. Discontinued Operation" to the Company's consolidated financial statements.

                                                                                            Intersegment   Consolidated
                            Shieldalloy    LSM       GfE        EWW        CIF     Other    Eliminations      Totals
                            -----------  -------   -------    -------    ------   -------   ------------   ------------
 Quarter Ended
     March 31, 2002
Total revenue..............     $22,729  $34,229   $18,650    $8,128     $8,097   $30,943     $(24,247)       $98,529
Gross profit...............        (385)   2,144     2,377       587        908     4,117          793         10,541
SG&A.......................       3,030    2,891     3,005       425        451     3,636            -         13,438
Environmental expense
  recoveries...............      (3,000)       -         -         -          -         -            -         (3,000)
Operating (loss) income....        (415)    (747)     (628)      162        457       481          793            103
Interest (expense)
  income, net..............         (62)    (351)     (123)       48       (131)   (3,995)           -         (4,614)
Income tax (benefit)
  provision................        (249)    (266)       22        90         57       530            -            184
Gain (loss) on disposition
  of discontinued
  operation................           -        -    10,076         -          -   (14,789)           -         (4,713)
Net (loss) income..........        (228)    (800)    9,314       120        269     8,518      (26,542)        (9,349)

 Quarter Ended
     March 31, 2001
Total revenue..............     $26,475  $44,110   $25,792   $10,188    $10,180   $50,038     $(32,632)      $134,151
Gross profit...............       1,017    3,756     4,534     2,700      2,090     7,776         (737)        21,136
SG&A.......................       2,515    2,939     3,129       556        466     5,157            -         14,762
Environmental expense
  recoveries...............        (318)       -         -         -          -         -            -           (318)
Operating (loss) income....      (1,180)     817     1,405     2,144      1,624     2,619         (737)         6,692
Interest (expense)
  income, net..............           -     (347)     (273)       62       (166)   (3,410)           -         (4,134)
Income tax (benefit)
  provision................        (425)     147       505       705        188     1,131            -          2,251
Income from
  discontinued operation...           -        -       146         -          -         -            -            146
Net (loss) income..........        (755)     389       815     1,501      1,270     9,101      (11,743)           578

Total Revenue

      Consolidated total revenue decreased by $35.6 million (27%) in the first quarter of 2002 as compared to the first quarter of 2001. Shieldalloy revenue was $3.7 million (14%) below the first quarter of 2001 due primarily to decreased sales volume and selling prices of vanadium and chrome products. LSM revenue was $9.9 million (22%) below the first quarter of 2001, due primarily to decreased sales volume and selling prices of aluminum products, chromium metal and ferrotitanium. GfE revenue was $7.1 million (28%) below the first quarter of 2001 due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry and decreased sales volume and selling prices of third-party niobium products. CIF revenue was $2.1 million (20%) below the first quarter of 2001 due primarily to decreased selling prices of tantalum products. Decreased revenue at EWW and from distribution activities included in "Other" above was primarily the result of decreased volume and/or selling prices of tantalum-containing products.

Gross Profit

      Gross profit decreased to $10.5 million (10.7% of total revenue) in the quarter ended March 31, 2002 from $21.1 million (15.8% of total revenue) in the quarter ended March 31, 2001, a decrease of $10.6 million (50%). Shieldalloy gross profit was $1.4 million (138%) below the first quarter of 2001, due primarily to decreased sales volume and selling prices of vanadium and chrome products and decreased selling prices of aluminum products. LSM gross profit was $1.6 million (43%) below the first quarter of 2001, due primarily to decreased sales volume and selling prices of aluminum products and chromium metal. GfE gross profit was $2.2 million (48%) below the first quarter of 2001 due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. CIF gross profit was $1.2 million (57%) below the first quarter of 2001 due primarily to decreased selling prices of tantalum products. Decreased gross profit at EWW and from distribution activities included in "Other" above was primarily the result of decreased volume and/or selling prices of tantalum-containing products.

Selling, General and Administrative Expenses ("SG&A")

      SG&A decreased to $13.4 million in the quarter ended March 31, 2002 from $14.8 million in the quarter ended March 31, 2001. For the quarter ended March 31, 2002, SG&A represented 13.6% of total revenue compared to 11.0% for the quarter ended March 31, 2001. The decrease was due primarily to the adoption of SFAS No. 142 on January 1, 2002 and the resulting exclusion of goodwill amortization of $1.3 million. Reductions in compensation and other expenses during the first quarter of 2002 were offset by $1.0 million of bad debt expenses resulting from bankruptcy filings by three customers.

Operating Income

      Operating income decreased significantly to $0.1 million in the quarter ended March 31, 2002 from $6.7 million in the quarter ended March 31, 2001, due primarily to the decrease in gross profit, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $3.0 million in the quarter ended March 31, 2002 compared to $0.3 million in the quarter ended March 31, 2001 upon settlements with insurance companies relating to coverage for certain environmental claims.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):

                                                     Quarters Ended March 31,
                                                  -------------------------------
                                                       2002             2001
                                                  --------------   --------------
  Interest income .............................          $   312          $   550
  Interest expense .............................          (4,926)          (4,684)
                                                  --------------   ---------------
     Interest expense, net.....................          $(4,614)         $(4,134)
                                                  ==============   ==============


      Interest expense includes interest on Metallurg Holdings' Senior Discount Notes of $1.2 million and $1.0 million in 2002 and 2001, respectively, and on Metallurg, Inc.'s Senior Notes of $2.8 million in both 2002 and 2001.

Income Tax Provision, Net

      Income tax provision, net of tax benefits, is as follows (in thousands):

                                                     Quarters Ended March 31,
                                                  -------------------------------
                                                       2002             2001
                                                  --------------   --------------
  Total current ...............................             $254           $1,264
  Total deferred ...............................             (70)             987
                                                  --------------   --------------
     Income tax provision, net................              $184           $2,251
                                                  ==============   ==============


      The difference between the statutory federal income tax rate and the Company's effective rate for the quarter ended March 31, 2002 is principally due to: (i) the absence of a tax benefit on the loss on the sale of GfE's prosthetics company in January 2002; and (ii) losses in certain foreign jurisdictions for which the related deferred tax was offset by a valuation allowance.

Net Income

      The Company recognized a net loss of $9.3 million in the quarter ended March 31, 2002 compared to net income of $0.6 million for the quarter ended March 31, 2001. In addition to the decrease in 2002 operating income, discussed above, the Company recorded a loss of $4.7 million, after the allocation of $14.8 million of goodwill, on the sale of its prosthetics company in January 2002.

Liquidity and Financial Resources

General

      The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At March 31, 2002, the Company had $34.5 million in cash and cash equivalents and working capital of $120.1 million as compared to $25.9 million and $119.2 million, respectively, at December 31, 2001.

      Cash Flows from Operating Activities - Net cash used by operating activities was $0.1 million for the quarter ended March 31, 2002, compared to $11.6 million in the quarter ended March 31, 2001. Cash utilized in 2001 reflected a significant increase in working capital.

      Cash Flows from Investing Activities - Net cash provided by investing activities was $8.5 million for the quarter ended March 31, 2002, compared to cash used in investing activities of $2.5 million for the quarter ended March 31, 2001. The 2002 cash flows included the receipt of $13.6 million in net proceeds upon the sale of GfE's prosthetics company in January 2002. In addition, cash flows for capital expenditures totaled $5.2 million in 2002, as compared to $2.5 million in 2001.

      Cash Flows from Financing Activities - Net cash provided by financing activities was $0.8 million for the quarter ended March 31, 2002, compared to $6.1 million in the quarter ended March 31, 2001. Cash flows in 2001 reflect primarily short-term borrowings by LSM for financing of its working capital.

Credit Facilities and Other Financing Arrangements

      The Company has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries (the "Borrowers") with up to $50.0 million of financing resources. Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime, plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group" as defined in the Revolving Credit Facility). The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At March 31,

2002, there were no borrowings under this facility; however, outstanding letters of credit totaled $20.7 million. The Borrowers had unused borrowing capacity of approximately $9.6 million under this facility.

      LSM has overdraft facilities with Barclays Bank plc and HSBC Bank plc that provide LSM with up to 'L'8.5 million ($12.1 million) of borrowings, up to 'L'43.3 million ($61.7 million) of foreign exchange contracts and options and 'L'2.8 million ($4.0 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under these facilities bear interest at a rate of 1.0% over the lender's base rate. At March 31, 2002, LSM had 'L'0.1 million ($0.1 million) outstanding under the overdraft facilities.

      LSM also has four revolving term loan facilities that provide for borrowings up to 'L'12.0 million ($17.1 million), all of which were outstanding at March 31, 2002. Interest is charged at a rate per annum of LIBOR plus 0.75% - 0.95%. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. Following a decline in operating results during the second half of 2001, LSM obtained waivers, in December 2001, from its banks regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. Compliance with these covenants is to be next measured at June 30, 2002 on two of the facilities and at December 31, 2002 on the other two facilities. LSM believes that it would, if required, be able to obtain similar or additional waivers from its banks in future periods. If unable to obtain such waivers, LSM believes that alternative financing could be arranged. Additionally, the Company believes that its existing cash balances and other financial resources would be sufficient to support LSM in the event that any repayments would be required.

      Several of the Company's other foreign subsidiaries have term loans and credit facility arrangements with local banking institutions to provide funds for working capital, capital expenditures and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At March 31, 2002 these facilities totaled $12.0 million of which $5.2 million of loans were outstanding.

      The Company believes that existing cash balances and these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures for the next twelve months.

Capital Expenditures

      The Company invested $5.2 million in capital expenditures during the first quarter of 2002. Capital expenditures are expected to total approximately $16 million in 2002. Although the Company has projected these items for the year ended December 31, 2002, the Company has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2003. The Company believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. During the first quarter of 2002, the Company expended $0.5 million for environmental remediation.

      In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of March 31, 2002, had an accrual of $30.3 million for the remaining estimated cost of completion. Of this amount, $3.4 million is expected to be expended in the last three quarters of 2002, $5.0 million in 2003 and $3.4 million in 2004. In addition, the Company estimates it will make expenditures of $2.9 million with respect to environmental remediation at its foreign facilities through 2004. These amounts have been accrued for in prior years and are reflected in the Company's balance sheet.

      While its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, the Company believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2001, which is incorporated by reference herein.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



      (a) EXHIBITS

          None


      (b) REPORTS ON FORM 8-K

          None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 2002 on its behalf by the undersigned thereunto duly authorized.



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