Form 10-Q
period 2002-06-30
METALLURG HOLDINGS INC
filed 2002-08-13
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      There are no common equity securities of the registrant outstanding. At August 13, 2002, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                            Page No.
                                                                                                           ----------

Part I.   FINANCIAL INFORMATION:

          Item 1 - Financial Statements (Unaudited)

                   Condensed Statements of Consolidated Operations for the Quarters and the Two
                   Quarters Ended June 30, 2002 and 2001 ................................................       2

                   Condensed Consolidated Balance Sheets at June 30, 2002 and
                   December 31, 2001 ....................................................................       3

                   Condensed Statements of Consolidated Cash Flows for the Two Quarters Ended
                   June 30, 2002 and 2001 ...............................................................       4

                   Notes to Condensed Unaudited Consolidated Financial Statements .......................    5-15

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                   of Operations ........................................................................   16-24

          Item 3 - Quantitative and Qualitative Disclosure of Market Risk ...............................      25


Part II.  OTHER INFORMATION:

          Item 6. (a) EXHIBITS ..........................................................................      26

          Item 6. (b) REPORTS ON FORM 8-K ...............................................................      26

          Signature Page ................................................................................      27

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                           Quarters Ended June 30,        Two Quarters Ended June 30,
                                                          -------------------------       ---------------------------
                                                            2002             2001           2002              2001
                                                          ---------       ---------       ---------        ---------
Sales ..............................................      $ 108,501       $ 128,462       $ 206,715       $ 262,207
Commission income ..................................            330             259             645             665
                                                          ---------       ---------       ---------       ---------
   Total revenue ...................................        108,831         128,721         207,360         262,872
                                                          ---------       ---------       ---------       ---------
Operating costs and expenses:
   Cost of sales ...................................         97,835         108,561         185,823         221,576
   Selling, general and administrative expenses ....         13,832          13,821          27,270          28,583
   Environmental expense recoveries ................              -            (282)         (3,000)           (600)
   Restructuring charges, net ......................          1,361               -           1,361               -
                                                          ---------       ---------       ---------       ---------
   Total operating costs and expenses ..............        113,028         122,100         211,454         249,559
                                                          ---------       ---------       ---------       ---------
   Operating (loss) income .........................         (4,197)          6,621          (4,094)         13,313

Other income (expense):
   Other income, net ...............................             61              75             118             132
   Interest expense, net ...........................         (4,523)         (4,296)         (9,137)         (8,430)
                                                          ---------       ---------       ---------       ---------
   (Loss) income before income tax (benefit)
     provision, minority interest and discontinued
     operation .....................................         (8,659)          2,400         (13,113)          5,015
Income tax (benefit) provision .....................           (186)          2,718              (2)          4,969
                                                          ---------       ---------       ---------       ---------
   (Loss) income before minority interest and
     discontinued operation ........................         (8,473)           (318)        (13,111)             46
Minority interest ..................................              -             (16)              2              52
                                                          ---------       ---------       ---------       ---------
   (Loss) income from continuing operations ........         (8,473)           (334)        (13,109)             98
Discontinued operation (Note 6):
   Income from discontinued operation (net of tax of
     $41 and $86 in the quarter and the two quarters
     ended June 30, 2001, respectively) ............              -             112               -             258
   Loss on disposition of discontinued operation
     (net of tax of nil) ...........................              -               -          (4,713)              -
                                                          ---------       ---------       ---------       ---------
   Income (loss) from discontinued operation .......              -             112          (4,713)            258
                                                          ---------       ---------       ---------       ---------
   Net (loss) income ...............................         (8,473)           (222)        (17,822)            356

Other comprehensive income (loss):
   Foreign currency translation adjustment .........          3,553              11           2,938          (2,814)
   Deferred loss on derivatives, net ...............           (119)           (126)            (74)           (192)
                                                          ---------       ---------       ---------       ---------
   Comprehensive loss ..............................      $  (5,039)      $    (337)      $ (14,958)      $  (2,650)
                                                          =========       =========       =========       =========

      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         June 30,    December 31,
                                                                          2002          2001
                                                                      ----------     ------------
                                                                      (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ......................................    $  23,319     $  25,904
   Accounts receivable, net .......................................       66,084        62,687
   Inventories ....................................................       87,812        87,469
   Prepaid expenses and other current assets (including
     restricted cash of $1,901 in 2002 - Note 6) ..................       16,817        13,749
                                                                       ---------     ---------
     Total current assets .........................................      194,032       189,809
Goodwill ..........................................................       71,645        86,293
Property, plant and equipment, net ................................       74,471        67,321
Other assets (including restricted cash of
     $1,901 in 2002 - Note 6)......................................       14,595        11,453
                                                                       ---------     ---------
    Total .........................................................    $ 354,743     $ 354,876
                                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term debt and current portion of long-term debt ..........    $   6,371     $   5,714
   Accounts payable................................................       46,547        39,530
   Accrued expenses ...............................................       22,554        22,232
   Other current liabilities ......................................        2,311         3,092
                                                                       ---------     ---------
     Total current liabilities ....................................       77,783        70,568
                                                                       ---------     ---------

Long-term Liabilities:
   Long-term debt .................................................      162,950       159,623
   Accrued pension liabilities ....................................       47,904        42,581
   Environmental liabilities, net .................................       27,918        29,049
   Other liabilities ..............................................        1,322         1,297
                                                                       ---------     ---------
     Total long-term liabilities ..................................      240,094       232,550
                                                                       ---------     ---------

     Total liabilities ............................................      317,877       303,118
                                                                       ---------     ---------

Minority Interest .................................................          542           521
                                                                       ---------     ---------

Shareholders' Equity:
   Additional paid-in capital .....................................      101,750       101,705
   Accumulated other comprehensive loss ...........................      (22,103)      (24,967)
   Retained deficit ...............................................      (43,323)      (25,501)
                                                                       ---------     ---------
     Total shareholders' equity ...................................       36,324        51,237
                                                                       ---------     ---------

     Total ........................................................    $ 354,743     $ 354,876
                                                                       =========     =========

      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                      Two Quarters Ended June 30,
                                                                      ---------------------------
                                                                         2002           2001
                                                                      ----------      --------
Cash Flows from Operating Activities:
Net (loss) income .................................................    $(17,822)      $    356
Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
   Depreciation and amortization ..................................       4,746          7,874
   Loss on sale of discontinued operation .........................       4,713              -
   Interest accretion on the Senior Discount Notes ................       2,366          2,091
   Deferred income taxes ..........................................        (456)         2,097
   Restructuring charges ..........................................       1,361              -
   Change in operating assets and liabilities:
    Decrease (increase) in trade receivables ......................       1,739         (9,037)
    Decrease (increase) in inventories ............................       1,728        (10,381)
    (Increase) decrease in other current assets ...................      (3,922)         2,103
    Increase in accounts payable and accrued expenses .............       2,341          2,274
    Environmental payments ........................................      (1,392)        (1,069)
    Restructuring payments ........................................        (523)           (45)
    Other assets and liabilities, net .............................      (1,326)        (1,947)
                                                                       --------       --------
     Net cash used in operating activities ........................      (6,447)        (5,684)
                                                                       --------       --------

Cash Flows from Investing Activities:
Additions to property, plant and equipment ........................     (10,022)        (5,535)
Net proceeds from sale of discontinued operation ..................      13,643              -
Other, net ........................................................        (297)            98
                                                                       --------       --------
     Net cash provided by (used in) investing activities ..........       3,324         (5,437)
                                                                       --------       --------
Cash Flows from Financing Activities:
(Repayment of) proceeds from long-term debt, net ..................        (481)         7,851
Net repayments of short-term debt .................................        (486)        (3,085)
                                                                       --------       --------
     Net cash (used in) provided by financing activities ..........        (967)         4,766
                                                                       --------       --------
Effects of exchange rate changes on cash and cash equivalents .....       1,505         (1,396)
                                                                       --------       --------
Net decrease in cash and cash equivalents .........................      (2,585)        (7,751)
Cash and cash equivalents - beginning of period ...................      25,904         34,008
                                                                       --------       --------
Cash and cash equivalents - end of period .........................    $ 23,319       $ 26,257
                                                                       ========       ========

      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg Holdings, Inc. ("Metallurg Holdings") and its majority-owned subsidiaries (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2001 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

      Certain prior year amounts were reclassified to conform to current year presentations. See "Note 6. Discontinued Operation".

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

    Reportable Segments

      Shieldalloy Metallurgical Corporation ("Shieldalloy") - This unit is comprised of two production facilities in the U.S. The New Jersey plant currently manufactures and sells alloying tablets for the aluminum industry and metal powders for the welding industry. In prior periods it also manufactured aluminum alloy grain refiners and specialty ferroalloys for the superalloy and steel industries. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries.

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

                                                                                        Intersegment   Consolidated
                      Shieldalloy   LSM       GfE        EWW        CIF       Other     Eliminations      Totals
                      ----------- --------  -------    --------   -------   ---------  --------------  ------------
Quarter Ended
     June 30, 2002
Revenue from external
  customers ..........  $22,891   $29,013    $15,979    $4,231     $4,653    $32,064                     $108,831
Intergroup revenue ...    1,675    10,658      3,040     1,771      3,940      4,197      $(25,281)             -
Income tax (benefit)
  provision ..........   (1,448)     (325)        38      (207)       (10)     1,766             -           (186)
Net (loss) income ....   (1,507)     (802)      (267)     (215)       280     (7,859)        1,897         (8,473)

Quarter Ended
     June 30, 2001
Revenue from external
  customers ..........  $25,940   $35,614    $19,808    $3,415     $3,766    $40,178                      $128,721
Intergroup revenue ...    1,202    10,408      2,749     7,129      5,792      5,595      $(32,875)             -
Income tax provision .      111       559        280       634        313        821             -          2,718
Income from discontinued
  operation ..........        -         -        112         -          -          -             -            112
Net (loss) income ....     (360)      927        731       677      1,159      4,941        (8,297)          (222)

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2.  Segments and Related Information - (Continued)

                                                                                              Intersegment   Consolidated
                           Shieldalloy     LSM       GfE        EWW       CIF       Other     Eliminations      Totals
                           -----------   -------   -------    -------   -------   ---------  --------------  ------------
Two Quarters Ended
     June 30, 2002
Revenue from external
  customers ............... $44,597      $54,446   $31,400   $ 8,483    $ 8,461    $ 59,973                     $207,360
Intergroup revenue ........   2,698       19,454     6,269     5,647      8,229       7,231      $(49,528)             -
Environmental expense
  recoveries ..............  (3,000)           -         -         -          -           -             -         (3,000)
Income tax (benefit)
  provision ...............  (1,697)        (591)       60      (117)        47       2,296             -             (2)
Gain (loss) on
  disposition of
  discontinued operation ..       -            -    10,076         -          -     (14,789)            -         (4,713)
Net (loss) income .........  (1,735)      (1,602)    9,047       (95)       549      (6,011)      (17,975)       (17,822)

Two Quarters Ended
     June 30, 2001
Revenue from external
  customers ............... $51,105      $70,807   $41,843   $ 6,847    $ 7,861    $ 84,409                     $262,872
Intergroup revenue ........   2,512       19,325     6,506    13,885     11,877      11,402      $(65,507)             -
Environmental expense
  recoveries ..............    (600)           -         -         -          -           -             -           (600)
Income tax (benefit)
  provision ...............    (314)         706       785     1,339        501       1,952             -          4,969
Income from discontinued
  operation ...............       -            -       258         -          -           -             -            258
Net (loss) income .........  (1,115)       1,316     1,546     2,178      2,429      11,054       (17,052)           356

3.  Inventories

      Inventories consist of the following (in thousands):

                                              June 30,    December 31,
                                               2002         2001
                                            ---------     ------------
           Raw materials ................    $16,457        $19,783
           Work in process ..............      4,083          4,018
           Finished goods ...............     63,965         60,635
           Other ........................      3,307          3,033
                                             -------        -------
               Total ....................    $87,812        $87,469
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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

5.  Environmental Expense Recoveries

      Shieldalloy realized environmental expense recoveries of $3,000,000 and $600,000 in 2002 and 2001, respectively, upon receipt of settlements with insurance companies relating to coverage for certain environmental claims.

6.  Discontinued Operation

      On January 1, 2002, GfE completed the sale of its prosthetics company in Morsdorf, Germany and recorded a loss of $4,713,000, after the allocation of $14,789,000 of goodwill. In connection with the sale, GfE was required to deposit cash to collateralize certain bank guarantees. Deposits of DM 7,500,000 ($3,802,000) relating to guarantees, of which half expires in September 2002 and the balance in September 2003, are recorded as restricted cash at June 30, 2002. These deposits are excluded from cash and cash equivalents in the Company's consolidated balance sheet.

      Summary financial information for the prosthetics company is presented below (in thousands):

                                                           December 31,
                                                              2001
                                                           ------------
      Accounts receivable, net ...........................   $ 669
      Inventories ........................................   2,406
      Prepaid expenses and other current assets ..........     196
      Property, plant and equipment, net .................   1,496
      Accounts and loans payable .........................   2,855
      Other liabilities ..................................     810
      Shareholder's equity ...............................   1,102

                                                            Year Ended
                                                           December 31,
                                                               2001
                                                           ------------
      Total revenue ......................................   $7,812
      Net income .........................................      624

      The consolidated statement of operations and the related notes for the quarter and the two quarters ended June 30, 2001 have been restated, where applicable, to reflect the discontinued operation. Cash provided by operating activities for the prosthetics company was $72,000 in the two quarters ended June 30, 2001.

7.   Restructuring

      During the second quarter of 2002, the Company initiated a restructuring program intended to reduce the cost structure at Metallurg, Inc., Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, the Company currently expects to generate cost savings of approximately $7 million annually in future periods. Details of the restructuring charge are as follows (in thousands):

                                                               Utilized          Balance at
                                             Original     -------------------     June 30,
                                              Accrual     Cash       Non-cash       2002
                                             --------     ----       --------      -------
Severance and other employee costs .........  $1,395      $435                      $960
Write-down of plant and equipment ..........     103         -         $103            -
                                              ------      ----         ----         ----
      Total ................................  $1,498      $435         $103         $960
                                              ======      ====         ====         ====

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

7.  Restructuring - (Continued)

      Metallurg, Inc.'s restructuring charge of $875,000 was for severance costs of three corporate executives who were terminated at the end of the second quarter of 2002. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. None of this amount was paid as of June 30, 2002.

      LSM's restructuring charge of $350,000 was for severance costs of 11 production employees who were terminated during the second quarter. The entire amount was paid during the second quarter.

      SMC's restructuring charge of $273,000 included $170,000 for severance costs of 16 production employees and six administrative employees who were notified of termination during the second quarter. The remaining $103,000 was for the write-down of property and equipment no longer used in operations. Twenty-one employees were terminated, and severance payments of $85,000 were made, by June 30, 2002.

      The restructuring charge of $1,361,000 in the second quarter of 2002 is net of the reversal of the remaining balance of $137,000 on an earlier accrual following the completion of a restructuring program at EWW.

8.  Earnings Per Share

      Earnings per share is not presented since Metallurg Holdings is wholly owned by a group of private investors led by and including Safeguard International.

9. Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and requires an evaluation of potential goodwill impairment on adoption and annually thereafter, as well as on occasions when circumstances indicate a possible impairment. The Company has completed its assessment of the impact of adopting the impairment provision of the standard and has concluded there is currently no impairment of goodwill.

      Goodwill amortization was $5,302,000 in the year ended December 31, 2001. The effect of goodwill amortization on net income was as follows (in thousands):

                                             Quarters Ended June 30,    Two Quarters Ended June 30,
                                             ----------------------     ---------------------------
                                                2002         2001          2002            2001
                                             ---------    ---------     ---------      -----------
    Net (loss) income, as reported .........  $(8,473)     $ (222)      $(17,822)        $  356
    Goodwill amortization ..................        -       1,326              -          2,652
                                              -------      ------       --------         ------
       Adjusted net (loss) income ..........  $(8,473)     $1,104       $(17,822)        $3,008
                                              =======      ======       ========         ======

      The annual amortization of intangible assets subject to amortization for the next five years is estimated to be approximately $138,000, $40,000, $9,000, $9,000 and $9,000.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9.  Goodwill and Other Intangible Assets - (Continued)

      The gross carrying values and the accumulated amortization of goodwill and other amortizable intangible assets are as follows (in thousands):

                                                               June 30, 2002                 December 31, 2001
                                                       -----------------------------   -----------------------------
                                                           Gross                         Gross
                                                         Carrying      Accumulated     Carrying       Accumulated
                                                           Value       Amortization      Value       Amortization
                                                       ------------  ---------------  -----------  -----------------
     Goodwill ........................................   $86,407         $14,762       $104,130        $17,837
     Other amortizable intangible assets .............       480             227            364            151
                                                         -------         -------       --------        -------
          Total ......................................   $86,887         $14,989       $104,494        $17,988
                                                         =======         =======       ========        =======

      The decrease in goodwill from December 31, 2001 to June 30, 2002 is due primarily to the sale of GfE's prosthetics company. See "Note 6. Discontinued Operation".

10.  Borrowings

      LSM has four revolving term loan facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC") that provide for borrowings up to 'L'12.0 million ($18.4 million), all of which were outstanding at June 30, 2002. Interest is currently charged at a rate per annum of LIBOR plus 0.75% - 0.95%. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage.

      Following a decline in operating results, LSM obtained a waiver from Barclays regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. In the second quarter of 2002, LSM amended its loan agreement with Barclays, which deferred the measurement date of the required minimum interest coverage ratio covenant from June to July. In August 2002, the agreement was further amended to modify this covenant and other terms. Compliance with the amended interest coverage ratio covenant will next be measured at December 31, 2002 and will be based on the results for the six months ended December 31, 2002. As a result of the amendments, interest on the two revolving term loan facilities will be charged at a rate per annum of LIBOR plus 1.75%. Also as a result of the amendments, LSM's overdraft facility with Barclays will be reduced by 'L'1.0 million ($1.5 million).

11.  Recent Accounting Pronouncements

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

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of SFAS No. 121 for the recognition of the impairment of long-lived assets to be held and used. SFAS No. 144 was effective for the Company on January 1, 2002. While the adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements, it requires that GfE's prosthetics company be reflected as a discontinued operation upon its disposal. See "Note 6. Discontinued Operation".

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11.  Recent Accounting Pronouncements - (Continued)

      In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145, in rescinding SFAS No. 4, requires that only unusual or infrequent gains and losses from extinguishment of debt be classified as extraordinary items, consistent with Accounting Principles Board Opinion No. 30. The Company will adopt SFAS No. 145 on January 1, 2003. The adoption is not expected to have a material effect on the Company's financial statements.

      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information

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

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                           Quarter Ended June 30, 2002
                                 (In thousands)

                                                               Combined      Combined
                                               Metallurg,      Guarantor   Non-Guarantor
                                                  Inc.       Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                              -----------    ------------  -------------  ------------    ------------
Total revenue ............................                      $30,327       $91,218       $(12,714)      $108,831
                                                                -------       -------       --------       --------
Operating costs and expenses:
   Cost of sales .........................                       30,142        80,999        (13,306)        97,835
   Selling, general and administrative ...                        2,580         9,895              -         13,802
     expenses ............................      $ 1,327
   Restructuring charges, net ............          875             273           213              -          1,361
                                                -------         -------       -------       --------       --------
   Total operating costs and expenses ....        2,202          32,995        91,107        (13,306)       112,998
                                                -------         -------       -------       --------       --------
   Operating (loss) income ...............       (2,202)         (2,668)          111            592         (4,167)

Other income (expense):
   Other income, net .....................            -               -            61              -             61
   Interest (expense) income, net ........       (2,679)            393        (1,016)             -         (3,302)
   Equity in earnings of subsidiaries ....       (1,106)           (141)          (58)         1,305              -
                                                -------         -------       -------       --------       --------
   Loss before income tax provision
     (benefit) and minority interest .....       (5,987)         (2,416)         (902)         1,897         (7,408)
Income tax provision (benefit) ...........        1,233          (1,212)         (209)             -           (188)
                                                -------         -------       -------       --------       --------
   Loss before minority interest .........       (7,220)         (1,204)         (693)         1,897         (7,220)
Minority interest ........................            -               -             -              -              -
                                                -------         -------       -------       --------       --------
   Net loss ..............................       (7,220)         (1,204)         (693)         1,897         (7,220)

Other comprehensive income (loss):
   Foreign currency translation adjustment        3,553           3,482         6,524        (10,006)         3,553
   Deferred loss on derivatives, net .....         (119)           (118)         (228)           346           (119)
                                                -------         -------       -------       --------       --------
   Comprehensive (loss) income ...........      $(3,786)        $ 2,160       $ 5,603       $ (7,763)      $ (3,786)
                                                =======         =======       =======       ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                        Two Quarters Ended June 30, 2002
                                 (In thousands)

                                                               Combined      Combined
                                               Metallurg,      Guarantor   Non-Guarantor
                                                  Inc.       Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                              -----------    ------------  -------------  ------------    ------------
Total revenue ...............................                    $58,018     $175,707       $(26,365)      $207,360
                                                                 -------     --------       --------       --------
Operating costs and expenses:
   Cost of sales ............................                     57,072      156,501        (27,750)       185,823
   Selling, general and administrative
     expenses ...............................   $ 2,738            5,898       18,581              -         27,217
   Environmental expense recoveries .........         -           (3,000)           -              -         (3,000)
   Restructuring charges, net ...............       875              273          213              -          1,361
                                                -------          -------     --------       --------       --------
   Total operating costs and expenses .......     3,613           60,243      175,295        (27,750)       211,401
                                                -------          -------     --------       --------       --------
   Operating (loss) income ..................    (3,613)          (2,225)         412          1,385         (4,041)

Other income (expense):
   Other income, net ........................         -                -          118              -            118
   Interest (expense) income, net ...........    (5,419)             843       (2,134)             -         (6,710)
   Equity in earnings of subsidiaries .......     9,555            9,805            -        (19,360)             -
                                                -------          -------     --------       --------       --------
    Income (loss) before income tax
      provision (benefit), minority interest
      and discontinued operation ............       523            8,423       (1,604)       (17,975)       (10,633)
Income tax provision (benefit) ..............     1,073             (991)         (87)             -             (5)
                                                -------          -------     --------       --------       --------
   (Loss) income before minority interest and
     discontinued operation .................      (550)           9,414       (1,517)       (17,975)       (10,628)
Minority interest ...........................         -                -            2              -              2
                                                -------          -------     --------       --------       --------
   (Loss) income from continuing operations..      (550)           9,414       (1,515)       (17,975)       (10,626)
Discontinued operation ......................         -                -       10,076              -         10,076
                                                -------          -------     --------       --------       --------
   Net (loss) income ........................      (550)           9,414        8,561        (17,975)          (550)
Other comprehensive income (loss):
   Foreign currency translation adjustment ..     2,938            2,881        5,381         (8,262)         2,938
   Deferred loss on derivatives, net ........       (74)             (74)        (150)           224            (74)
                                                -------          -------     --------       --------       --------
   Comprehensive income .....................   $ 2,314          $12,221     $ 13,792       $(26,013)      $  2,314
                                                =======          =======     ========       ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                Condensed Consolidating Balance Sheet (Unaudited)
                                  June 30, 2002
                                 (In thousands)

                                                        Combined       Combined
                                          Metallurg,    Guarantor    Non-Guarantor
                                             Inc.     Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                         -----------  ------------   -------------   ------------  ------------
ASSETS
Current Assets:
Cash and cash equivalents ...............  $ 16,683      $    226      $ 15,780      $  (9,372)     $ 23,317
Accounts and loans receivable, net ......    28,423        18,318        65,217        (45,874)       66,084
Inventories .............................         -        28,640        61,001         (1,829)       87,812
Prepaid expenses and other current
  assets ................................       250         5,982        14,641         (4,189)       16,684
                                           --------      --------      --------      ---------      --------
       Total current assets .............    45,356        53,166       156,639        (61,264)      193,897
Investments - intergroup ................    82,365        17,328        51,502       (151,195)            -
Property, plant and equipment, net ......       672        22,247        51,552              -        74,471
Other assets ............................     6,346        59,250        58,154       (107,361)       16,389
                                           --------      --------      --------      ---------      --------
       Total ............................  $134,739      $151,991      $317,847      $(319,820)     $284,757
                                           ========      ========      ========      =========      ========

LIABILITIES AND
   SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt .....................                              $ 15,743      $  (9,372)     $  6,371
   Accounts and loans payable ...........  $  3,340      $ 38,483        50,629        (45,874)       46,578
   Accrued expenses .....................     2,223         7,411        12,863              -        22,497
   Other current liabilities ............     3,367           822         2,303         (4,189)        2,303
                                           --------      --------      --------      ---------      --------
       Total current liabilities ........     8,930        46,716        81,538        (59,435)       77,749
                                           --------      --------      --------      ---------      --------
Long-term Liabilities:
   Long-term debt .......................   100,000             -        23,465              -       123,465
   Accrued pension liabilities ..........     2,076           323        45,505              -        47,904
   Environmental liabilities, net .......         -        25,569         2,349              -        27,918
   Other liabilities ....................    17,876             -        43,974        (60,528)        1,322
                                           --------      --------      --------      ---------      --------
       Total long-term liabilities ......   119,952        25,892       115,293        (60,528)      200,609
                                           --------      --------      --------      ---------      --------
       Total liabilities ................   128,882        72,608       196,831       (119,963)      278,358
                                           --------      --------      --------      ---------      --------

Minority Interest .......................         -             -           542              -           542
                                           --------      --------      --------      ---------      --------

Shareholder's Equity:
   Common stock .........................        50         1,227       120,935       (122,162)           50
   Due from parent company ..............   (19,714)            -             -              -       (19,714)
   Additional paid-in capital ...........    50,574       104,945         8,090       (113,035)       50,574
   Accumulated other comprehensive loss .   (22,506)      (18,782)      (10,940)        29,722       (22,506)
   Retained (deficit) earnings ..........    (2,547)       (8,007)        2,389          5,618        (2,547)
                                           --------      --------      --------      ---------      --------
       Total shareholder's equity .......     5,857        79,383       120,474       (199,857)        5,857
                                           --------      --------      --------      ---------      --------
       Total ............................  $134,739      $151,991      $317,847      $(319,820)     $284,757
                                           ========      ========      ========      =========      ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                        Two Quarters Ended June 30, 2002
                                 (In thousands)

                                                                 Combined       Combined
                                                   Metallurg,    Guarantor    Non-Guarantor
                                                      Inc.     Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                                  -----------  ------------   -------------   ------------  ------------
Cash Flows from Operating Activities .........     $(9,465)     $ 3,026         $     75                     $ (6,364)
                                                   -------      -------         --------                     --------

Cash Flows from Investing Activities:
   Additions to property, plant and
     equipment ...............................         (13)      (4,280)          (5,729)                     (10,022)
   Net proceeds from sale of discontinued
     operation ...............................           -            -           13,643                       13,643
   Other, net ................................          40            -             (337)                        (297)
                                                   -------      -------         --------                     --------
        Net cash provided by (used in)
          investing activities ...............          27       (4,280)           7,577                        3,324
                                                   -------      -------         --------                     --------

Cash Flows from Financing Activities:
   Intergroup borrowings (repayments) ........       4,396          207           (4,603)                           -
   Net repayment of long-term debt ...........           -            -             (481)                        (481)
   Net repayment of short-term debt ..........           -            -           (2,740)     $  2,254           (486)
   Dividends received (paid) .................       3,204            -           (3,204)            -              -
                                                   -------      -------         --------      --------       --------
        Net cash provided by (used in)
          financing activities ...............       7,600          207          (11,028)        2,254           (967)
                                                   -------      -------         --------      --------       --------
Effects of exchange rate changes on cash
   and cash equivalents ......................           -            -            1,505             -          1,505
                                                   -------      -------         --------      --------       --------

Net decrease in cash and cash equivalents
                                                    (1,838)      (1,047)          (1,871)        2,254         (2,502)
Cash and cash equivalents -
   beginning of period .......................      18,521        1,273           17,651       (11,626)        25,819
                                                   -------      -------         --------      --------       --------
Cash and cash equivalents -
   end of period .............................     $16,683      $   226         $ 15,780      $ (9,372)      $ 23,317
                                                   =======      =======         ========      ========       ========

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward-Looking Statements

      Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Factors which may cause the Company's results to be materially different include the cyclical nature of the Company's customers, its dependence on foreign customers, the impact of changes in foreign exchange rates and foreign trade regulations on the Company's competitive standing, the economic strength of the Company's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets, the accuracy of the Company's estimates of the costs of environmental remediation and the extension or expiration of existing anti-dumping duties.

Overview

      Metallurg Holdings was formed on June 10, 1998 and is wholly owned by a group of investors led by and including Safeguard International, an international private equity fund that invests primarily in equity securities of companies in process industries

      The Company is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals, which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries.

      Western world* primary aluminum consumption fell by over 6% in 2001 which caused a more pronounced weakening of demand for the Company's products as the year progressed. The downward trend continued in the first quarter of 2002, but there has been a slight increase in demand as the second quarter progressed. Over the past year the Company has rationalized its aluminum master alloy and grain refiner production to concentrate on its lowest cost melting, casting and finishing facilities in the U.K., Norway and Brazil.

      The aerospace sector saw its fortunes drop sharply after September 11th last year, and since then it has grappled with the difficult financial situation of much of the airline industry. This year has also seen the cancellation of many land-based turbine power generation projects in the U.S. These market developments led the producers of super alloys and titanium alloys to cut their production rates very sharply, particularly in the U.S., and thus reduce similarly their demand for the Company's chromium and niobium products and alloys for the titanium industry. Sales of our materials in the smaller European market have held up substantially better.

      The U.S. steel industry operated at low production levels throughout most of 2001 and into 2002 but, with the imposition of protective duties in March 2002, production rates increased significantly. Thus we have seen demand and pricing for our U.S. ferrovanadium production improve a little over the second quarter from what were historically very low levels. Steel production in the rest of the world largely continued on a fairly steady path allowing improved sales of ferrotitanium and normal grade low carbon ferrochrome.

      Although market price and demand for tantalum declined in 2001, the Company had continued to benefit in the first quarter of 2002 from fixed price sales contracts that had been negotiated in late 2000 when prices were much higher. Demand and consumption of tantalum has been extremely weak in 2002, and this has resulted in much lower prices for the Company's tantalum products in the second quarter.

      The Company is currently completing investments in new facilities in the U.S., the U.K. and Brazil aimed at reducing the cost of raw materials and expanding capacity for the production of specialty grade products; in addition, further significant cost reduction programs have been initiated and partly implemented in the second quarter, and will continue during the remainder of the year. The benefits of these investments and cost saving initiatives are expected to improve operating results as 2002 progresses.

* Defined as the world, excluding the Commonwealth of Independent States (CIS), Eastern Europe and China.

Results of Operations - The Quarter Ended June 30, 2002 Compared to the Quarter
                        Ended June 30, 2001

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

                                                                                                  Intersegment   Consolidated
                            Shieldalloy     LSM        GfE          EWW        CIF       Other    Eliminations      Totals
                            ------------  --------   ---------   --------    -------    -------   ------------   ------------
Quarter Ended
   June 30, 2002
Total revenue ............    $24,566     $39,671     $19,019    $ 6,002     $8,593     $36,261     $(25,281)    $108,831
Gross profit .............       (249)      3,177       3,156       (158)       865       3,613          592       10,996
SG&A .....................      2,332       3,606       3,386        431        438       3,639            -       13,832
Restructuring charges, net        273         350           -       (137)         -         875            -        1,361
Operating (loss) income ..     (2,854)       (779)       (230)      (452)       427        (901)         592       (4,197)
Interest (expense)
   income, net ...........       (101)       (356)        (11)        30       (157)     (3,928)           -       (4,523)
Income tax (benefit)
   provision .............     (1,448)       (325)         38       (207)       (10)      1,766            -         (186)
Net (loss) income ........     (1,507)       (802)       (267)      (215)       280      (7,859)       1,897       (8,473)

 Quarter Ended
     June 30, 2001
Total revenue ............    $27,142     $46,022     $22,557    $10,544     $9,558     $45,773     $(32,875)    $128,721
Gross profit .............      1,755       4,642       4,052      1,726      2,107       6,483         (605)      20,160
SG&A .....................      2,092       2,598       2,955        451        464       5,615         (354)      13,821
Operating (loss) income ..       (225)      1,878       1,097      1,275      1,643       1,201         (248)       6,621
Interest (expense)
   income, net ...........        (24)       (404)       (206)        36       (171)     (3,527)           -       (4,296)
Income tax provision .....        111         559         280        634        313         821            -        2,718
Income from
   discontinued operation           -           -         112          -          -           -            -          112
Net (loss) income ........       (360)        927         731        677      1,159       4,941       (8,297)        (222)

Total Revenue

      Consolidated total revenue decreased by $19.9 million (15%) in the second quarter of 2002 as compared to the second quarter of 2001. Shieldalloy revenue was $2.6 million (9%) below the second quarter of 2001, due primarily to decreased sales volume of chrome products. LSM revenue was $6.4 million (14%) below the second quarter of 2001, due primarily to decreased sales volume and selling prices of aluminum products and chromium metal. GfE revenue was $3.5 million (16%) below the second quarter of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and vanadium products. EWW revenue was $4.5 million (43%) below the second quarter of 2001, due to decreased sales volume of ferrochrome. EWW's 2001 sales also included one-time sales of tantalum-containing products. CIF revenue was $1.0 million (10%) below the second quarter of 2001, due primarily to decreased selling prices of tantalum products partly offset by increased sales volume of aluminum products. Decreased revenue from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Gross Profit

      Gross profit decreased to $11.0 million (10.1% of total revenue) in the quarter ended June 30, 2002 from $20.2 million (15.7% of total revenue) in the quarter ended June 30, 2001, a decrease of $9.2 million (45%). Shieldalloy gross profit was $2.0 million (114%) below the second quarter of 2001, due primarily to decreased sales volume of ferrochrome and decreased selling prices of aluminum products. LSM gross profit was $1.5 million (32%) below the second quarter of 2001, due primarily to decreased sales volume and selling prices of aluminum products and chromium metal. GfE gross profit was $0.9 million (22%) below the second quarter of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and vanadium products. EWW gross profit was $1.9 million (109%) below the second quarter of 2001, due primarily to decreased sales volume of ferrochrome. CIF gross profit was $1.2 million (59%) below the second quarter of 2001, due primarily to decreased selling prices of tantalum products. Decreased gross profit from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Selling, General and Administrative Expenses ("SG&A")

      SG&A was $13.8 million in both the quarter ended June 30, 2002 and the quarter ended June 30, 2001. For the quarter ended June 30, 2002, SG&A represented 12.7% of total revenue compared to 10.7% for the quarter ended June 30, 2001. The quarter ended June 30, 2002 included an increase in pension expense at LSM. The quarter ended June 30, 2001 included $1.3 million of goodwill amortization. Goodwill amortization ceased in 2002 following the adoption of SFAS No. 142 on January 1, 2002.

Restructuring Charges, Net

      During the second quarter of 2002, the Company initiated a restructuring program intended to reduce the cost structure at Metallurg, Inc., Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, the Company currently expects to generate cost savings of approximately $7 million annually in future periods. Details of the restructuring charge are as follows (in thousands):

                                                                   Utilized          Balance at
                                               Original       -------------------     June 30,
                                               Accrual        Cash       Non-cash       2002
                                               --------       ----       --------    ----------
Severance and other employee costs ..........  $1,395         $435                      $960
Write-down of plant and equipment ...........     103            -         $103            -
                                               ------         ----         ----         ----
      Total .................................  $1,498         $435         $103         $960
                                               ======         ====         ====         ====

      Metallurg, Inc.'s restructuring charge of $875,000 was for severance costs of three corporate executives who were terminated at the end of the second quarter of 2002. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. None of this amount was paid as of June 30, 2002.

      LSM's restructuring charge of $350,000 was for severance costs of 11 production employees who were terminated during the second quarter. The entire amount was paid during the second quarter.

      SMC's restructuring charge of $273,000 included $170,000 for severance costs of 16 production employees and six administrative employees who were notified of termination during the second quarter. The remaining $103,000 was for the write-down of property and equipment no longer used in operations. Twenty-one employees were terminated, and severance payments of $85,000 were made, by June 30, 2002.

      The restructuring charge of $1,361,000 in the second quarter of 2002 is net of the reversal of the remaining balance of $137,000 on an earlier accrual following the completion of a restructuring program at EWW.

      See "Note 7. Restructuring" to the Company's Consolidated Financial Statements.

Operating Income

      There was an operating loss of $4.2 million in the quarter ended June 30, 2002 compared to operating income of $6.6 million in the quarter ended June 30, 2001, due primarily to the decrease in gross profit and the restructuring, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $0.3 million in the quarter ended June 30, 2001 upon settlements with insurance companies relating to coverage for certain environmental claims.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):

                                              Quarters Ended June 30,
                                             -------------------------
                                               2002             2001
                                             --------         --------
        Interest income ...................  $   282          $   489
        Interest expense ..................   (4,805)          (4,785)
                                             -------          -------
           Interest expense, net ..........  $(4,523)         $(4,296)
                                             =======          =======


      Interest expense includes interest on Metallurg Holdings' Senior Discount Notes of $1.2 million and $1.0 million in 2002 and 2001, respectively, and on Metallurg, Inc.'s Senior Notes of $2.8 million in both 2002 and 2001.

Income Tax (Benefit) Provision, Net

      Income tax (benefit) provision, net, is as follows (in thousands):

                                                  Quarters Ended June 30,
                                                 -------------------------
                                                   2002             2001
                                                 --------         --------
        Total current .........................    $ 200           $1,607
        Total deferred ........................     (386)           1,111
                                                   -----           ------
          Income tax (benefit) provision, net      $(186)          $2,718
                                                   =====           ======

      The difference between the statutory federal income tax rate and the Company's effective rate for the quarter ended June 30, 2002 is principally due to losses in certain jurisdictions for which the related deferred tax was offset by a valuation allowance.

Net (Loss) Income

      Net loss was $8.5 million in the quarter ended June 30, 2002 compared to $0.2 million for the quarter ended June 30, 2001. The loss is due primarily to the decrease in operating income discussed above.

Results of Operations - The Two Quarters Ended June 30, 2002 Compared to the Two
                        Quarters Ended June 30, 2001

                                                                                             Intersegment   Consolidated
                             Shieldalloy     LSM       GfE       EWW       CIF      Other    Eliminations      Totals
                             ------------  --------  -------   -------   -------   --------  ------------   ------------
Two Quarters Ended
   June 30, 2002
Total revenue .............    $47,295     $73,900   $37,669   $14,130   $16,690   $ 67,204     $(49,528)    $207,360
Gross profit ..............       (634)      5,321     5,533       429     1,773      7,730        1,385       21,537
SG&A ......................      5,362       6,497     6,391       856       889      7,275            -       27,270
Environmental expense
   recoveries .............     (3,000)          -         -         -         -          -            -       (3,000)
Restructuring charges, net         273         350         -      (137)        -        875            -        1,361
Operating (loss) income ...     (3,269)     (1,526)     (858)     (290)      884       (420)       1,385       (4,094)
Interest (expense)
   income, net ............       (163)       (707)     (134)       78      (288)    (7,923)           -       (9,137)
Income tax (benefit)
   provision ..............     (1,697)       (591)       60      (117)       47      2,296            -           (2)
Gain (loss) on disposition
   of discontinued
   operation ..............          -           -    10,076         -         -    (14,789)           -       (4,713)
Net (loss) income .........     (1,735)     (1,602)    9,047       (95)      549     (6,011)     (17,975)     (17,822)

Two Quarters Ended
   June 30, 2001
Total revenue .............    $53,617     $90,132   $48,349   $20,732   $19,738   $ 95,811     $(65,507)    $262,872
Gross profit ..............      2,772       8,398     8,586     4,426     4,197     14,259       (1,342)      41,296
SG&A ......................      4,437       5,362     6,084     1,007       930     11,103         (340)      28,583
Environmental expense
   recoveries .............       (600)          -         -         -         -          -            -         (600)
Operating (loss) income ...     (1,405)      2,695     2,502     3,419     3,267      3,820         (985)      13,313
Interest (expense)
   income, net ............        (24)       (751)     (479)       98      (337)    (6,937)           -       (8,430)
Income tax (benefit)
   provision ..............       (314)        706       785     1,339       501      1,952            -        4,969
Income from  discontinued
   operation ..............          -           -       258         -         -          -            -          258
Net (loss) income .........     (1,115)      1,316     1,546     2,178     2,429     11,054      (17,052)         356


Total Revenue

      Consolidated total revenue decreased by $55.5 million (21%) in the first two quarters of 2002 as compared to the first two quarters of 2001. Shieldalloy revenue was $6.3 million (12%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of vanadium and chrome products. LSM revenue was $16.2 million (18%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of aluminum products, chromium metal and ferrotitanium. GfE revenue was $10.7 million (22%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. EWW revenue was $6.6 million (32%) below the first two quarters of 2001, due to decreased sales volume and prices of ferrochrome. EWW's 2001 sales also included one-time sales of tantalum-containing products. CIF revenue was $3.0 million (15%) below the first two quarters of 2001, due primarily to decreased selling prices of tantalum products partly offset by increased sales volumes of aluminum products. Decreased revenue from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Gross Profit

      Gross profit decreased to $21.5 million (10.4% of total revenue) in the two quarters ended June 30, 2002 from $41.3 million (15.7% of total revenue) in the two quarters ended June 30, 2001, a decrease of $19.8 million (48%). Shieldalloy gross profit was $3.4 million (123%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of vanadium and chrome products. LSM gross profit was $3.1 million (37%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of aluminum products and chromium metal. GfE gross profit was $3.1 million (36%) below the first two quarters of 2001, due primarily to decreased sales volume and selling prices of specialty coating materials and alloys for the titanium industry. EWW gross profit was $4.0 million (90%) below the first two quarters of 2001, due primarily to decreased sales volume of ferrochrome, but the 2001 gross profit also included one-time sales of tantalum-containing products. CIF gross profit was $2.4 million (58%) below the first two quarters of 2001, due primarily to decreased selling prices of tantalum products. Decreased gross profit from distribution activities included in "Other" above was primarily the result of decreased volume and selling prices of tantalum-containing products.

Selling, General and Administrative Expenses

      SG&A decreased to $27.3 million in the two quarters ended June 30, 2002 from $28.6 million in the two quarters ended June 30, 2001, a decrease of $1.3 million (5%). For the two quarters ended June 30, 2002, SG&A represented 13.2% of total revenue compared to 10.9% for the two quarters ended June 30, 2001. The two quarters ended June 30, 2002 included an increase in pension expense at LSM and bad debt expense resulting from bankruptcy filings by three customers. The two quarters ended June 30, 2001 included $2.7 million of goodwill amortization. Goodwill amortization ceased in 2002 following the adoption of SFAS No. 142 on January 1, 2002.

Restructuring Charges, Net

      During the second quarter of 2002, the Company initiated a restructuring program intended to reduce the cost structure at Metallurg, Inc., Shieldalloy and LSM. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. As a result of the restructuring and other cost reduction activities, the Company currently expects to generate cost savings of approximately $7 million annually in future periods. See "Note 7. Restructuring" to the Company's Consolidated Financial Statements and "Restructuring Charges, Net" in "Results of Operations - The Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001".

Operating Income

      There was an operating loss of $4.1 million in the two quarters ended June 30, 2002 compared to an operating income of $13.3 million in the two quarters ended June 30, 2001, due primarily to the decrease in gross profit and the restructuring, discussed above. In addition, Shieldalloy recognized an environmental expense recovery of $3.0 million and $0.6 million in the two quarters ended June 30, 2002 and 2001, respectively, upon settlements with insurance companies relating to coverage for certain environmental claims.

Interest Expense, Net

      Interest expense, net, is as follows (in thousands):

                                           Two Quarters Ended June 30,
                                           ---------------------------
                                                2002          2001
                                           -------------   ----------
       Interest income ..................     $   594       $ 1,039
       Interest expense .................      (9,731)       (9,469)
                                              -------       -------
          Interest expense, net .........     $(9,137)      $(8,430)
                                              =======       =======

      Interest expense includes interest on Metallurg Holdings' Senior Discount Notes of $2.4 million and $2.1 million in 2002 and 2001, respectively, and on Metallurg, Inc.'s Senior Notes of $5.5 million in both 2002 and 2001.

Income Tax (Benefit) Provision, Net

      Income tax (benefit) provision, net, is as follows (in thousands):

                                                Two Quarters Ended June 30,
                                                ---------------------------
                                                     2002          2001
                                                -------------   ----------
       Total current............................    $ 454         $2,872
       Total deferred...........................     (456)         2,097
                                                    -----         ------
          Income tax (benefit) provision, net...    $  (2)        $4,969
                                                    =====         ======

      The difference between the statutory federal income tax rate and the Company's effective rate for the two quarters ended June 30, 2002 is principally due to: (i) the absence of a tax benefit on the loss on the sale of GfE's prosthetics company in January 2002; and (ii) losses in certain jurisdictions which the related deferred tax was offset by a valuation allowance.

Net (Loss) Income

      Net loss was $17.8 million in the two quarters ended June 30, 2002 compared to net income of $0.4 million for the two quarters ended June 30, 2001. In addition to the decrease in 2002 operating income, discussed above, the Company recorded a net loss of $4.7 million, after the allocation of $14.8 million of goodwill, on the sale of GfE's prosthetics company in January 2002.

Liquidity and Financial Resources

General

      The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At June 30, 2002, the Company had $23.3 million in cash and cash equivalents and working capital of $116.2 million as compared to $25.9 million and $119.2 million, respectively, at December 31, 2001.

      Cash Flows from Operating Activities - Net cash used in operating activities was $6.4 million for the two quarters ended June 30, 2002, compared to $5.7 million in the two quarters ended June 30, 2001. In 2002, a net loss, adjusted for the loss on the sale of GfE's prosthetics company and depreciation and other non-cash items, was partly offset by a decrease in working capital. In 2001, net income, adjusted for depreciation, amortization and other non-cash items, was more than offset by cash used to fund increases in working capital items.

      Cash Flows from Investing Activities - Net cash provided by investing activities was $3.3 million for the two quarters ended June 30, 2002, compared to cash used in investing activities of $5.4 million for the two quarters ended June 30, 2001. The 2002 cash flows included the receipt of $13.6 million in net proceeds upon the sale of GfE's prosthetics company in January 2002. In addition, cash flows for capital expenditures totaled $10.0 million in 2002 compared to $5.5 million in 2001.

      Cash Flows from Financing Activities - Net cash used in financing activities was $1.0 million for the two quarters ended June 30, 2002, compared to cash provided by financing activities of $4.8 million in the two quarters ended June 30, 2001. Cash flows in 2001 reflect primarily long-term borrowings by LSM for financing of its working capital.

Credit Facilities and Other Financing Arrangements

      The Company has a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") which provides Metallurg, Inc., Shieldalloy and certain of their subsidiaries (the "Borrowers") with up to $50.0 million of financing resources. Interest is charged at a rate per annum equal to (i) LIBOR plus 2.0% - 2.5% or (ii) Prime, plus up to 1%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group" as defined in the Revolving Credit Facility). The Revolving Credit Facility permits borrowings of up to $50.0 million for working capital requirements and general corporate purposes, up to $35.0 million of which may be used for letters of credit. The Revolving Credit Facility prohibits Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. Liquidity, as defined, was $13.1 million at June 30, 2002. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At June 30, 2002, there were no borrowings under this facility; however, outstanding letters of credit totaled $21.3 million. The Borrowers had unused borrowing capacity of $5.3 million under this facility.

      LSM has overdraft facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC") that currently provide LSM with up to 'L'8.5 million
($13.0 million) of borrowings, up to 'L'43.3 million ($66.3 million) of foreign exchange contracts and options and 'L'4.0 million ($6.1 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under these facilities currently bear interest at a rate of 1.0% over the lender's base rate. At June 30, 2002, there were no amounts outstanding under these overdraft facilities.

      LSM also has four revolving term loan facilities with Barclays and HSBC that provide for borrowings up to 'L'12.0 million ($18.4 million), all of which were outstanding at June 30, 2002. Interest is currently charged at a rate per annum of LIBOR plus 0.75% - 0.95%. Two of the facilities expire during the second quarter of 2004 while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage.

      Following a decline in operating results, LSM obtained a waiver from Barclays regarding the required minimum interest coverage ratio covenant for the period ended December 31, 2001. In the second quarter of 2002, LSM amended its loan agreement with Barclays, which deferred the measurement date of the required minimum interest coverage ratio covenant from June to July. In August 2002 the agreement was further amended to modify this covenant and other terms. Compliance with the amended interest coverage ratio covenant will next be measured at December 31, 2002 and will be based on the results for the six months ended December 31, 2002. As a result of the amendments, interest on the two revolving term loan facilities will be charged at a rate per annum of LIBOR plus 1.75%. Also, the overdraft facility will be reduced by 'L'1.0 million
($1.5 million).

      LSM obtained a similar waiver from HSBC for the period ended December 31, 2001. The next measurement date on these facilities is December 31, 2002. LSM does not anticipate the need for a waiver at this date but believes that it would, if required, be able to obtain a similar waiver, though no assurance of obtaining such a waiver can be given. The terms of the overdraft and term loan facilities with HSBC remain unchanged.

      Several of the Company's other foreign subsidiaries have term loans and credit facility arrangements with local banking institutions to provide funds for working capital, capital expenditures and general corporate purposes. These local credit facilities contain restrictions that vary from company to company. At June 30, 2002, these facilities totaled $13.3 million, of which $5.3 million of loans were outstanding.

      The Company believes that existing cash balances and these sources are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures for the next twelve months.

Other

      The funded status of the Company's pension plans continues to be impacted by decreases in the plans' asset values due to continuing declines in equity markets in 2002. Management continues to monitor these developments as further declines in the funded status of these plans may impact future pension expense and funding requirements.

Capital Expenditures

      The Company invested $10.0 million in capital expenditures during the first two quarters of 2002. Capital expenditures are expected to total approximately $16 million in 2002. Although the Company has projected these items for the year ended December 31, 2002, the Company has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2003. The Company believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. During the first two quarters of 2002, the Company expended $1.4 million for environmental remediation.

      In 1997, Shieldalloy entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, Shieldalloy has agreed to perform environmental remediation that, as of June 30, 2002, had an accrual of $29.7 million for the remaining estimated cost of completion. Of this amount, $2.8 million is expected to be expended in the last two quarters of 2002, $5.0 million in 2003 and $3.4 million in 2004. In addition, the Company estimates it will make expenditures of $2.6 million with respect to environmental remediation at its foreign facilities through 2004. These amounts have been accrued for in prior years and are reflected in the Company's balance sheet.

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

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



     (a) EXHIBITS

         None


     (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 2002 on its behalf by the undersigned thereunto duly authorized.



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

The British pound sterling sign shall be expressed as ..................... 'L'