Form 10-Q
period 2003-03-31
METALLURG HOLDINGS INC
filed 2003-05-13
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [_] No [X]

     There are no common equity securities of the registrant outstanding. At May 13, 2003, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                              Page No.
                                                                                              --------
Part I.    FINANCIAL INFORMATION:

           Item 1 - Financial Statements (Unaudited)

                    Condensed Statements of Consolidated Operations for the Quarters Ended
                       March 31, 2003 and 2002.............................................         2

                    Condensed Consolidated Balance Sheets at March 31, 2003 and
                       December 31, 2002...................................................         3

                    Condensed Statements of Consolidated Cash Flows for the Quarters Ended
                       March 31, 2003 and 2002.............................................         4

                    Notes to Condensed Unaudited Consolidated Financial Statements.........      5-10

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                       of Operations.......................................................     11-17

           Item 3 - Quantitative and Qualitative Disclosure of Market Risk.................        18

           Item 4 - Controls and Procedures................................................        18

Part II.   OTHER INFORMATION:

           Item 6. (a) Exhibits............................................................        18

           Item 6. (b) Reports on Form 8-K.................................................        18

           Signature Page..................................................................        19

           Officers' Certifications........................................................     20-21

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                                     Quarters Ended
                                                                        March 31,
                                                                    -----------------
                                                                      2003     2002
                                                                    -------   -------
Sales ...........................................................   $89,495   $77,505
Commission income ...............................................       139       175
                                                                    -------   -------
   Total revenue ................................................    89,634    77,680
                                                                    -------   -------

Operating costs and expenses:
   Cost of sales ................................................    79,728    70,838
   Selling, general and administrative expenses .................     9,098     9,648
   Environmental expense recovery ...............................        --    (3,000)
                                                                    -------   -------
   Total operating costs and expenses ...........................    88,826    77,486
                                                                    -------   -------
      Operating income ..........................................       808       194

Other income (expense):
   Other income, net ............................................        40        57
   Interest expense, net ........................................    (4,551)   (4,489)
                                                                    -------   -------
      Loss before income tax provision and minority interest ....    (3,703)   (4,238)
Income tax provision ............................................       443       127
                                                                    -------   -------
      Loss before minority interest .............................    (4,146)   (4,365)
Minority interest ...............................................       (32)       (9)
                                                                    -------   -------
      Net loss ..................................................    (4,178)   (4,374)

Other comprehensive income (loss):
   Foreign currency translation adjustment ......................       294      (763)
   Deferred gain on derivatives, net ............................        11        45
                                                                    -------   -------
      Comprehensive loss ........................................   $(3,873)  $(5,092)
                                                                    =======   =======

      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               March 31,    December 31,
                                                                  2003          2002
                                                              -----------   ------------
                                                              (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ..............................    $ 24,699       $ 29,443
   Accounts receivable, net ...............................      52,964         51,786
   Inventories ............................................      67,778         65,741
   Prepaid expenses and other current assets ..............      10,384          9,776
                                                               --------       --------
      Total current assets ................................     155,825        156,746
Goodwill ..................................................      43,524         43,555
Property, plant and equipment, net ........................      64,898         66,522
Other assets ..............................................      23,287         22,981
                                                               --------       --------
      Total ...............................................    $287,534       $289,804
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Short-term debt and current portion of long-term debt ..    $  5,616       $  6,272
   Accounts payable .......................................      34,811         37,125
   Accrued expenses .......................................      20,862         18,593
   Other current liabilities ..............................       2,705          2,067
                                                               --------       --------
      Total current liabilities ...........................      63,994         64,057
                                                               --------       --------

Long-term Liabilities:
   Long-term debt .........................................     159,508        158,743
   Accrued pension liabilities ............................      48,611         47,509
   Environmental liabilities, net .........................      25,922         26,285
   Other liabilities ......................................       1,441          1,394
                                                               --------       --------
      Total long-term liabilities .........................     235,482        233,931
                                                               --------       --------
      Total liabilities ...................................     299,476        297,988
                                                               --------       --------

Minority Interest .........................................         474            462
                                                               --------       --------

Shareholders' Deficit:
   Additional paid-in capital .............................      71,820         71,717
   Accumulated other comprehensive loss ...................     (37,913)       (38,218)
   Retained deficit .......................................     (46,323)       (42,145)
                                                               --------       --------
      Total shareholders' deficit .........................     (12,416)        (8,646)
                                                               --------       --------
      Total ...............................................    $287,534       $289,804
                                                               ========       ========

       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         Quarters Ended
                                                                           March 31,
                                                                        -----------------
                                                                          2003     2002
                                                                        -------   -------
Cash Flows from Operating Activities:
Net loss ............................................................   $(4,178)  $(4,374)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization ....................................     2,235     2,012
   Interest accretion on the Senior Discount Notes ..................     1,198     1,177
   Deferred income taxes ............................................      (451)     (102)
   Change in operating assets and liabilities:
      Increase in accounts receivable ...............................      (980)   (1,139)
      (Increase) decrease in inventories ............................    (1,585)    1,899
      (Increase) decrease in other current assets ...................    (1,186)      124
      Increase in accounts payable and accrued expenses .............       753     2,956
      Environmental payments ........................................      (565)     (405)
      Restructuring payments ........................................      (413)       (8)
      Other assets and liabilities, net .............................       944      (135)
                                                                        -------   -------
         Net cash (used in) provided by operating activities ........    (4,228)    2,005
                                                                        -------   -------

Cash Flows from Investing Activities:
Additions to property, plant and equipment ..........................      (950)   (4,316)
Repayment of loan by related party ..................................     1,000     4,000
Other, net ..........................................................        54        40
                                                                        -------   -------
         Net cash provided by (used in) investing activities ........       104      (276)
                                                                        -------   -------

Cash Flows from Financing Activities:
Repayment of long-term debt, net ....................................       (88)      (85)
(Repayments) borrowings of short-term debt, net .....................      (666)      539
                                                                        -------   -------
         Net cash (used in) provided by financing activities ........      (754)      454
                                                                        -------   -------

Effects of exchange rate changes on cash and cash equivalents .......       134      (288)
                                                                        -------   -------

Net (decrease) increase in cash and cash equivalents ................    (4,744)    1,895
Cash and cash equivalents - beginning of period .....................    29,443    31,857
                                                                        -------   -------
Cash and cash equivalents - end of period ...........................   $24,699   $33,752
                                                                        =======   =======

       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying condensed unaudited consolidated financial statements include the accounts of Metallurg Holdings, Inc. ("Metallurg Holdings") and its majority-owned subsidiaries (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

     The Company is wholly owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries.

     Metallurg Holdings' balance sheet is comprised primarily of its investment in Metallurg, Inc. and its 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes").

     For further information, see the financial statements and footnotes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 2002.

     The Company has restated its financial statements for all prior periods to reflect a new reporting entity that excludes certain subsidiaries sold to related parties on December 31, 2002. The Company received repayment of loans to one of these former subsidiaries of $1,000,000 and $4,000,000 in the quarters ended March 31, 2003 and 2002, respectively.

2. Stock-Based Compensation

     The Company accounts for Metallurg, Inc.'s stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under this plan had an exercise price at least equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value measurement and recognition methods prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to record expense for stock option compensation (in thousands):

                                                                 Quarter Ended March 31,
                                                                 -----------------------
                                                                      2003      2002
                                                                    -------   -------
Net loss, as reported ........................................      $(4,178)  $(4,374)
Less: compensation expense for option awards determined by the
   fair value based method, net of related tax effects .......           14        66
                                                                    -------   -------
      Pro forma net loss .....................................      $(4,192)  $(4,440)
                                                                    =======   =======

3. Segments and Related Information

     The Company operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. The Company is organized around its major production facilities in the U.K., the U.S., Brazil and Germany, which are supported by an established worldwide sales network. In addition to its own products, the Company distributes complementary products manufactured by third parties.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

3. Segments and Related Information - (Continued)

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. The Company does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those for the consolidated group. Transactions among segments are established based on negotiation among the parties.

                                                                                      Intersegment   Consolidated
                                        LSM       SMC       CIF      EWW     Other    Eliminations      Totals
                                      -------   -------   ------   ------   -------   ------------   ------------
Quarter Ended March 31, 2003
Revenue from external customers ...   $38,488   $21,384   $4,094   $6,838   $18,830                    $89,634
Intergroup revenue ................     7,211       569    2,989    3,125     1,640     $(15,534)           --
Income tax provision (benefit) ....       117         7      127      (98)      290           --           443
Net income (loss) .................       190      (264)     297       89    (2,144)      (2,346)       (4,178)

                                                                                      Intersegment   Consolidated
                                        LSM       SMC      CIF      EWW      Other    Eliminations      Totals
                                      -------   -------   ------   ------   -------   ------------   ------------
Quarter Ended March 31, 2002
Revenue from external customers ...   $27,787   $21,904   $4,030   $4,937   $19,022                    $77,680
Intergroup revenue ................     6,442       825    4,067    3,191       879     $(15,404)           --
Income tax (benefit) provision ....      (266)     (249)      57       90       495           --           127
Net (loss) income .................      (800)     (228)     269      120    (3,147)        (588)       (4,374)

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Inventories

     Inventories consist of the following (in thousands):

                                                    March 31,   December 31,
                                                      2003          2002
                                                    ---------   ------------
Raw materials ...................................    $13,488       $12,727
Work in process .................................        810           998
Finished goods ..................................     51,193        49,528
Other ...........................................      2,287         2,488
                                                     -------       -------
   Total ........................................    $67,778       $65,741
                                                     =======       =======

5. Contingent Liabilities

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

6. Environmental Expense Recovery

     SMC realized an environmental expense recovery of $3,000,000 in 2002 upon receipt of a settlement with insurance companies relating to coverage for certain environmental claims.

7. Earnings Per Share

     Earnings per share is not presented since Metallurg Holdings is wholly owned by a group of private investors led by and including Safeguard International.

8. Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 was effective on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145, in rescinding SFAS No. 4, requires that only unusual or infrequent gains and losses from extinguishment of debt be classified as extraordinary items, consistent with Accounting Principles Board Opinion No. 30. The Company adopted SFAS No. 145 on January 1, 2003. The adoption did not have a material effect on the Company's financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only once the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

     In November 2002, Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements are effective for financial statements ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9. Supplemental Guarantor Information

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007 (the "Senior Notes"). Under the terms of the Senior Notes, SMC, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC and MIR (China), Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                          Quarter Ended March 31, 2003
                                 (In thousands)

                                                                                        Combined
                                                                         Combined         Non-
                                                          Metallurg,    Guarantor      Guarantor
                                                             Inc.      Subsidiaries   Subsidiaries   Eliminations Consolidated
                                                          ----------   ------------   -------------  ------------ ------------
Total revenue .........................................                  $23,522         $77,199       $(11,087)      $ 89,634
                                                                         -------         -------       --------       --------
Operating costs and expenses:
   Cost of sales ......................................                   21,879          68,833        (10,984)        79,728
   Selling, general and administrative expenses .......    $ 1,168         1,833           6,076             --          9,077
                                                           -------       -------         -------       --------       --------
   Total operating costs and expenses .................      1,168        23,712          74,909        (10,984)        88,805
                                                           -------       -------         -------       --------       --------
   Operating (loss) income ............................     (1,168)         (190)          2,290           (103)           829

Other income (expense):
   Other income, net ..................................         --            --              40             --             40
   Interest (expense) income, net .....................     (2,627)          356          (1,053)            --         (3,324)
   Equity in earnings of subsidiaries .................        603           666             974         (2,243)            --
                                                           -------       -------         -------       --------       --------
   (Loss) income before income tax (benefit) provision
      and minority interest ...........................     (3,192)          832           2,251         (2,346)        (2,455)
Income tax (benefit) provision ........................       (262)          260             445             --            443
                                                           -------       -------         -------       --------       --------
   (Loss) income before minority interest .............     (2,930)          572           1,806         (2,346)        (2,898)
Minority interest .....................................         --            --             (32)            --            (32)
                                                           -------       -------         -------       --------       --------
   Net (loss) income ..................................     (2,930)          572           1,774         (2,346)        (2,930)

Other comprehensive income (loss):
   Foreign currency translation adjustment ............        294           275             283           (558)           294
   Deferred gain (loss) on derivatives, net ...........         11             9             (16)             7             11
                                                           -------       -------         -------       --------       --------
   Comprehensive (loss) income ........................    $(2,625)      $   856         $ 2,041       $ (2,897)      $ (2,625)
                                                           =======       =======         =======       ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                Condensed Consolidating Balance Sheet (Unaudited)
                                 March 31, 2003
                                 (In thousands)

                                                                                     Combined
                                                                      Combined         Non-
                                                       Metallurg,    Guarantor      Guarantor
                                                          Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                       ----------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .......................    $  9,080      $    560        $ 14,721                      $ 24,361
   Accounts receivable, net ........................      29,562        16,868          55,375      $ (48,827)        52,978
   Inventories .....................................          --        26,505          42,742         (1,469)        67,778
   Prepaid expenses and other current assets .......         893         7,225          11,472         (9,324)        10,266
                                                        --------      --------        --------      ---------       --------
      Total current assets .........................      39,535        51,158         124,310        (59,620)       155,383
Investments - intergroup ...........................      69,810        11,238          39,310       (120,358)            --
Property, plant and equipment, net .................         587        22,345          41,966             --         64,898
Other assets .......................................      11,086        59,453          15,060        (60,273)        25,326
                                                        --------      --------        --------      ---------       --------
      Total ........................................    $121,018      $144,194        $220,646      $(240,251)      $245,607
                                                        ========      ========        ========      =========       ========

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt ...............................                                  $  5,616                      $  5,616
   Accounts payable ................................    $  3,536      $ 42,628          37,438      $ (48,827)        34,775
   Accrued expenses ................................       5,310         7,242           7,937             --         20,489
   Other current liabilities .......................       3,140         3,834           5,051         (9,324)         2,701
                                                        --------      --------        --------      ---------       --------
      Total current liabilities ....................      11,986        53,704          56,042        (58,151)        63,581
                                                        --------      --------        --------      ---------       --------
Long-term Liabilities:
   Long-term debt ..................................     100,000            --          20,586             --        120,586
   Accrued pension liabilities .....................       6,164           501          41,946             --         48,611
   Environmental liabilities, net ..................          --        23,364           2,558             --         25,922
   Other liabilities ...............................      17,876            --          43,838        (60,273)         1,441
                                                        --------      --------        --------      ---------       --------
      Total long-term liabilities ..................     124,040        23,865         108,928        (60,273)       196,560
                                                        --------      --------        --------      ---------       --------
      Total liabilities ............................     136,026        77,569         164,970       (118,424)       260,141
                                                        --------      --------        --------      ---------       --------

Minority Interest ..................................          --            --             474             --            474
                                                        --------      --------        --------      ---------       --------
Shareholder's (Deficit) Equity:
   Common stock ....................................          50         1,217         118,103       (119,320)            50
   Due from parent company .........................     (21,715)           --              --             --        (21,715)
   Additional paid-in capital ......................      72,617       128,351           7,076       (135,427)        72,617
   Accumulated other comprehensive loss ............     (38,316)      (30,853)        (58,483)        89,336        (38,316)
   Retained deficit ................................     (27,644)      (32,090)        (11,494)        43,584        (27,644)
                                                        --------      --------        --------      ---------       --------
      Total shareholder's (deficit) equity .........     (15,008)       66,625          55,202       (121,827)       (15,008)
                                                        --------      --------        --------      ---------       --------
      Total ........................................    $121,018      $144,194        $220,646      $(240,251)      $245,607
                                                        ========      ========        ========      =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

9. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                          Quarter Ended March 31, 2003
                                 (In thousands)

                                                                                   Combined       Combined
                                                                    Metallurg,     Guarantor    Non-Guarantor
                                                                       Inc.      Subsidiaries   Subsidiaries    Consolidated
                                                                    ----------   ------------   -------------   ------------
Cash Flows from Operating Activities.............................     $(1,717)      $(4,892)       $ 2,048         $(4,561)
                                                                      -------       -------        -------         -------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment....................         (40)         (280)          (630)           (950)
   Repayment of loan by related party............................       1,000            --             --           1,000
   Other, net....................................................          15            --             39              54
                                                                      -------       -------        -------         -------
      Net cash provided by (used in) investing activities .......         975          (280)          (591)            104
                                                                      -------       -------        -------         -------

Cash Flows from Financing Activities:
   Intergroup (repayments) borrowings............................      (3,732)        4,678           (946)             --
   Repayment of long-term debt, net..............................          --            --            (88)            (88)
   Repayment of short-term debt, net.............................          --            --           (666)           (666)
   Dividends received (paid).....................................         252            --           (252)             --
                                                                      -------       -------        -------         -------
      Net cash (used in) provided by financing activities........      (3,480)        4,678         (1,952)           (754)
                                                                      -------       -------        -------         -------

Effects of exchange rate changes on cash and cash equivalents....          --            --            134             134
                                                                      -------       -------        -------         -------

Net decrease in cash and cash equivalents........................      (4,222)         (494)          (361)         (5,077)

Cash and cash equivalents - beginning of period..................      13,302         1,054         15,082          29,438
                                                                      -------       -------        -------         -------
Cash and cash equivalents - end of period........................     $ 9,080       $   560        $14,721         $24,361
                                                                      =======       =======        =======         =======

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "plans", "expect", "believe", "should", "could", "anticipate", "intend" and other expressions that indicate future events or trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

     Factors which may cause the Company's results to be materially different include:

          o    The cyclical nature of the Company's business.

          o The Company's dependence on foreign customers. The Company operates throughout the world and derives a significant amount of its revenues from outside of the U.S.

          o The impact of changes in foreign exchange rates and foreign trade regulations on the Company's competitive standing. Revenues and earnings from outside the U.S. could be materially affected by exchange rate fluctuations.

          o The availability of raw materials, particularly vanadium-containing materials.

          o    The impact of worldwide competition.

          o The economic strength of the Company's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets.

          o The accuracy of the Company's estimates of the costs of environmental remediation.

          o    The extension or expiration of existing anti-dumping duties.

          o The performance of world financial markets and the resulting effect on pension expense of the Company's defined benefit plans.

          o The ability to meet debt service and financial covenant requirements.

          o The possible disruption of business or increases in the cost of doing business resulting from terrorist activities or global conflicts.

          o Changes in tax laws, including changes related to taxation of foreign earnings.

          o    Changes in accounting standards.

Critical Accounting Estimates

     For a discussion of the critical accounting estimates affecting the Company, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates" beginning on page 22 of the Company's annual report on Form 10-K for the year ended December 31, 2002. The critical accounting estimates affecting the Company have not changed since December 31, 2002.

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

     World primary aluminum production recovered slightly from the low levels of the first quarter of 2002 and the demand for the Company's products for the aluminum industry reflected this trend. However, excess production capacity in the primary aluminum business, as well as in the products supplied by the Company, has led to intense competition and resulted in average prices in 2003 showing some stability, albeit at low levels from a historical perspective. Over the past two years, the Company has improved its competitive position by relocating its aluminum master alloy and grain refiner production to its lowest cost melting, casting and finishing facilities in the U.K., Norway and Brazil.

     The aerospace sector saw its fortunes drop sharply after September 11, 2001, and since then it has been affected by the difficult financial situation of the airline industry. In addition, many land-based turbine power generation projects in the U.S. have been canceled. These market developments led producers of superalloys and titanium alloys to cut their production rates sharply, particularly in the U.S., thus reducing their demand for the Company's chromium and niobium products and alloys for the titanium industry. The Company has sustained sales volumes of its chromium products by increasing sales of lower quality grades to less critical applications. The Company believes that the supply chain to this sector has been reduced in line with the lower levels of current consumption and therefore improvements in rates of consumption will drive increased sales volume for the Company's products. However, the outlook for near term recovery in these sectors remains unlikely.

     The U.S. steel industry operated at low production levels throughout most of 2001 and into 2002 but, with the imposition of protective duties in March 2002, production rates increased significantly and demand and pricing for the Company's ferrovanadium and ferrotitanium products improved. The recently announced shutdown of primary vanadium production by a major Australian producer has contributed to a more balanced market outlook and prices have improved from historically low levels experienced during the past few years. Worldwide steel production also grew in 2002 and in the first quarter of 2003, thereby allowing further improvement in sales of ferrotitanium and normal grade low carbon ferrochrome.

     Although market price and demand for tantalum has declined, the Company benefited in the first quarter of 2002 from fixed price sales contracts that had been negotiated when prices were at their peak. Demand and consumption of tantalum continued to be extremely weak in the first quarter of 2003, and this has resulted in much lower volumes and prices for the Company's tantalum products. The Company expects this trend to continue for the foreseeable future.

     The Company has completed capital investments in the U.K., the U.S. and Brazil aimed at reducing the cost of raw materials and expanding capacity for the production of certain specialty grade products. Significant cost reduction programs were initiated during 2002. The cost saving measures have improved operating results as expected. Further improvements in operating results are expected as increased quantities of lower cost raw materials are processed in future periods.

Results of Operations - The Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

     The Company operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. The Company is organized around its major production facilities in the U.K., the U.S., Brazil and Germany. In addition to its own products, the Company distributes products manufactured by third parties.

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

                                                                                           Intersegment
(In thousands)                               LSM       SMC       CIF      EWW     Other    Eliminations   Consolidated
                                           -------   -------   ------   ------   -------   ------------   ------------
Quarter Ended March 31, 2003
Total revenue ..........................   $45,699   $21,953   $7,083   $9,963   $20,470     $(15,534)      $ 89,634
Gross profit ...........................     4,438     1,470    1,016      541     2,544         (103)         9,906
SG&A ...................................     3,745     1,648      388      560     2,757           --          9,098
Operating income (loss) ................       693      (178)     628      (19)     (213)        (103)           808
Interest (expense) income, net .........      (392)      (79)    (204)      10    (3,886)          --         (4,551)
Income tax provision (benefit) .........       117         7      127      (98)      290           --            443
Net income (loss) ......................       190      (264)     297       89    (2,144)      (2,346)        (4,178)

Quarter Ended March 31, 2002
Total revenue ..........................   $34,229   $22,729   $8,097   $8,128   $19,901     $(15,404)      $ 77,680
Gross profit ...........................     2,144      (385)     908      587     3,139          449          6,842
SG&A ...................................     2,891     3,030      451      425     2,851           --          9,648
Environmental expense recovery .........        --     3,000       --       --        --           --          3,000
Operating (loss) income ................      (747)     (415)     457      162       288          449            194
Interest (expense) income, net .........      (351)      (62)    (131)      48    (3,993)          --         (4,489)
Income tax (benefit) provision .........      (266)     (249)      57       90       495           --            127
Net (loss) income ......................      (800)     (228)     269      120    (3,147)        (588)        (4,374)

Total Revenue

     Consolidated total revenue increased by $12.0 million (15%) in the quarter ended March 31, 2003.

     LSM revenue was $11.5 million (34%) higher than the quarter ended March 31, 2002. Sales of aluminum master alloys and compacted products increased by $4.1 million, primarily as a result of a 25% increase in volume. Sales of ferrotitanium were $2.1 million higher, due to a 36% increase in average unit selling prices and a 22% increase in sales volumes. Sales of aluminum powder rose by $1.8 million, due to increased volumes and an improved product mix which resulted in higher average selling price. Sales of chrome products, primarily chrome metal, rose by $1.6 million, despite a small drop in prices, as shipments increased by over 30%. Sales of metal powders rose by $1.4 million as a result of increases in both volumes and average selling prices.

     SMC revenue was $0.8 million (3%) lower than the quarter ended March 31, 2002. Sales of niobium products fell by $1.8 million, primarily as a result of a drop in shipments of ferroniobium to the steel industry. Sales of chrome products fell by $0.5 million, due to a decline in shipments of chrome metal. Sales of vanadium products, produced in SMC's Ohio plant, increased by $0.4 million, due to an increase in average selling prices. Sales of aluminum products increased by $1.0 million, despite a small drop in average selling prices, as a result of an increase of nearly 50% in shipments of compacted products.

     CIF revenue was $1.0 million (13%) lower than the quarter ended March 31, 2002, due to decreased demand and lower selling prices of tantalum and niobium products.

     EWW revenue was $1.8 million (23%) higher than the quarter ended March 31, 2002, due to increased shipments and higher selling prices for both normal and special grades of ferrochrome.

Gross Profit

     Consolidated gross profit increased to $9.9 million (11.1% of total revenue) for the quarter ended March 31, 2003 from $6.8 million (8.8% of total revenue) for the quarter ended March 31, 2002.

     LSM gross profit was $2.3 million (107%) higher than the quarter ended March 31, 2002. Gross profits from aluminum master alloys and compacted aluminum products increased by $1.2 million, due to increased volumes and lower plant costs following the restructuring of operations in 2002. Aluminum powder gross profits doubled to $1.7 million as a result of the improved volumes and product mix referred to above. Gross profit from chrome products increased by $0.3 million, despite a drop in selling prices, as increased volumes resulted in improved plant utilization. Gross profit from ferrotitanium improved by $0.2 million as a result of higher prices and increased volume.

     SMC gross profit was $1.5 million in the quarter ended March 31, 2003, compared to a loss of $0.4 million in the quarter ended March 31, 2002. Gross profit from vanadium products improved by $0.7 million as a result of an increase in average selling prices. Gross profit from aluminum products rose by $0.6 million, due to increased shipments and lower costs resulting from the restructuring of operations during the second half of 2002. Gross profit from chrome products rose by $0.2 million as contributions from sales of lower grade products to the steel industry more than offset the decline in volumes sold to the superalloy industry.

     CIF gross profit was $0.1 million (12%) higher than the quarter ended March 31, 2002, due primarily to the improved mix of aluminum master alloy shipments.

     EWW gross profit was virtually unchanged from the quarter ended March 31, 2002.

Selling, General and Administrative Expenses ("SG&A")

     SG&A decreased to $9.1 million for the quarter ended March 31, 2003 from $9.6 million for the quarter ended March 31, 2002, a decrease of 6%. An increase in pension expense, primarily $1.0 million at LSM, due to decreases in plan asset values resulting from declines in equity markets and interest rates, was more than offset by reductions in compensation and other expenses resulting from a recent restructuring program and a reduction of $1.0 million in bad debt expense. For the quarter ended March 31, 2003, SG&A represented 10.2% of total revenue compared to 12.4% for the quarter ended March 31, 2002.

Operating Income

     Operating income increased to $0.8 million for the quarter ended March 31, 2003 compared to $0.2 million for the quarter ended March 31, 2002, due primarily to the increase in gross profit, discussed above. 2002 included an environmental expense recovery of $3.0 million recognized by SMC in the quarter ended March 31, 2002.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                                 Quarters Ended March 31,
                                                 ------------------------
                                                      2003      2002
                                                    -------   -------
Interest income ..............................      $   313   $   187
Interest expense .............................       (4,864)   (4,676)
                                                    -------   -------
   Interest expense, net .....................      $(4,551)  $(4,489)
                                                    =======   =======

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                                 Quarters Ended March 31,
                                                 ------------------------
                                                       2003    2002
                                                      -----   -----
Total current ................................        $ 894   $ 229
Total deferred ...............................         (451)   (102)
                                                      -----   -----
   Income tax provision, net .................        $ 443   $ 127
                                                      =====   =====

     The difference between the statutory federal income tax rate and the Company's effective rate for the quarter ended March 31, 2003, is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

     The Company had a net loss of $4.2 million for the quarter ended March 31, 2003 compared to a net loss of $4.4 million for the quarter ended March 31, 2002. The improvement was due primarily to the improved operating income discussed above.

Liquidity and Financial Resources

General

     The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At March 31, 2003, the Company had $24.7 million in cash and cash equivalents and working capital of $91.8 million as compared to $29.4 million and $92.7 million, respectively, at December 31, 2002.

     The Company believes that existing cash balances and the sources discussed below are sufficient to fund the current and anticipated future requirements of working capital, capital expenditures, pension benefits, potential acquisitions and environmental expenditures for the next twelve months. The Company's long-term debt agreements contain numerous covenants and prohibitions that limit the financial activities of Metallurg, Inc., including requirements that Metallurg, Inc. satisfy certain financial ratios and limitations on additional indebtedness and maintain a minimum liquidity level. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Cash Flow Information

     Cash Flows from Operating Activities - Cash used in operating activities was $4.2 million for the quarter ended March 31, 2003, compared to cash provided by operating activities of $2.0 million for the quarter ended March 31, 2002. In 2003, the net loss and an increase in working capital contributed to the cash used in operating activities. In 2002, SMC realized an environmental expense recovery and receipt of $3.0 million upon a settlement with an insurance company relating to coverage for certain environmental claims.

     Cash Flows from Investing Activities - Net cash provided by investing activities was $0.1 million for the quarter ended March 31, 2003, compared to cash used in investing activities of $0.3 million for the quarter ended March 31, 2002. While capital expenditures were $3.4 million lower in 2003, there were loan repayments made to the Company by a related party of $1.0 million in 2003 compared to $4.0 million in 2002.

     Cash Flows from Financing Activities - Cash used in financing activities was $0.8 million for the quarter ended March 31, 2003, compared to cash provided by financing activities of $0.5 million for the quarter ended March 31, 2002. The Company's foreign subsidiaries had net repayments of $0.7 million of short-term debt in 2003 compared to net borrowings of $0.5 million in 2002.

Credit Facilities and Other Financing Arrangements

     On October 29, 1999, Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. This facility, as subsequently amended, provides the Borrowers with up to $30.0 million for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 2.5% or (ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At March 31, 2003, there were no borrowings under this facility; however, outstanding letters of credit totaled $21.1 million. The Borrowers had unused borrowing capacity of $3.0 million under this facility. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from making dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. Liquidity, as defined, was $12.9 million at March 31, 2003.

     LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC") that provide LSM with up to 'L'7.5 million ($12.1 million) of borrowings, 'L'43.3 million ($69.7 million) of foreign exchange contracts and options and 'L'4.0 million ($6.4 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. At March 31, 2003, borrowings under these facilities were not material.

     LSM also has four revolving term loan facilities with Barclays and HSBC that provide for borrowings up to 'L'12.0 million ($19.0 million) at an interest rate of LIBOR plus 1.75%, all of which were outstanding at March 31, 2003. Two of the facilities expire during the second quarter of 2004, while the other two expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage.

     LSM's Norwegian facility has an unsecured overdraft facility of NOK 15.0 million ($2.1 million). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At March 31, 2003, there was NOK 9.5 million ($1.3 million) outstanding under this facility. The Norwegian facility also has an unsecured term loan with a remaining balance of NOK 7.6 million ($1.0 million). Repayments continue until 2010 in equal monthly installments plus interest at NIBOR plus 1.25%.

     EWW has committed lines of credit with several banks in the aggregate amount of 'E'3.2 million ($3.5 million). The credit agreements require EWW to pledge certain assets, which include accounts receivable, inventory and fixed assets. At March 31, 2003, there were no borrowings under these facilities. EWW also has a term loan with a remaining balance of 'E'0.5 million ($0.5 million). Repayments continue until 2008 in equal monthly installments plus interest at 4.25%.

     The Company's other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks totaling $9.0 million. Borrowings under these arrangements aggregated $4.0 million at March 31, 2003 at a weighted-average interest rate of 13.2%.

Capital Expenditures

     The Company invested $1.0 million in capital projects during the quarter ended March 31, 2003. The Company's capital expenditures include projects related to improving the Company's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total approximately $5 million for the year ended December 31, 2003, approximately half of which the Company believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and repairs of existing facilities. Although the Company has projected these items for the year ended December 31, 2003, the Company has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2004. The Company believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

     Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the quarter ended March 31, 2003, the Company expended $0.6 million for environmental remediation.

     In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of March 31, 2003, had an estimated net cost of completion of $27.4 million. Of this amount, $3.6 million is expected to be expended in the remaining three quarters of 2003, $1.9 million in 2004 and $1.7 million in 2005. In addition, the Company estimates it will make expenditures of $0.7 million with respect to environmental remediation at its foreign facilities over the next three years. These amounts have been accrued for in prior years and are reflected in the Company's balance sheet liabilities.

     While its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, the Company believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

Other

     Currently, Metallurg Holdings does not have sufficient cash on hand to make the interest payment due in January 2004 on its Senior Discount Notes. While Metallurg, Inc. is permitted under the terms of its senior note indenture to distribute cash to Metallurg Holdings for the purpose of making the January 2004 interest payment, Metallurg, Inc. could be prohibited from making cash distributions at such time under the restrictive covenants of its revolving credit facility with Fleet National Bank. All of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes. If Metallurg Holdings were unable to make its interest payment when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default in accordance with the terms of Metallurg, Inc.'s senior note indenture.

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2002, which is incorporated by reference herein.

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

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 13, 2003 on its behalf by the undersigned thereunto duly authorized.

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

Date: May 13, 2003


                                        /s/ Heinz C. Schimmelbusch
                                        ----------------------------------------
                                        Heinz C. Schimmelbusch
                                        Chief Executive Officer

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

Date: May 13, 2003


                                        /s/ Arthur R. Spector
                                        ----------------------------------------
                                        Arthur R. Spector
                                        Principal Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'
 The Euro sign shall be expressed as.................................... 'E'