Form 10-Q
period 2003-09-30
METALLURG HOLDINGS INC
filed 2003-11-10
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

      There are no common equity securities of the registrant outstanding. At November 10, 2003, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                                 Page No.
                                                                                                                 --------

Part I.        FINANCIAL INFORMATION:
               Item 1 - Financial Statements (Unaudited)

                        Condensed Statements of Consolidated Operations for the Quarters and the Three
                        Quarters Ended September 30, 2003 and 2002 ...........................................          2

                        Condensed Consolidated Balance Sheets at September 30, 2003 and
                        December 31, 2002 ....................................................................          3

                        Condensed Statements of Consolidated Cash Flows for the Three Quarters Ended
                        September 30, 2003 and 2002 ..........................................................          4

                        Notes to Condensed Unaudited Consolidated Financial Statements .......................       5-14

               Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                        of Operations ........................................................................      15-23

               Item 3 - Quantitative and Qualitative Disclosure of Market Risk ...............................         24

               Item 4 - Controls and Procedures ..............................................................         24


Part II.       OTHER INFORMATION:

               Item 6 - Exhibits and Reports on Form 8-K .....................................................         24

               Signature Page ................................................................................         25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                                   Quarters Ended                Three Quarters Ended
                                                                    September 30,                    September 30,
                                                              -------------------------       --------------------------
                                                               2003              2002           2003              2002
                                                              -------           -------       --------          --------
Sales .....................................................   $83,647           $84,389       $250,296          $236,578
Commission income .........................................       131               177            423               538
                                                              -------           -------       --------          --------
   Total revenue ..........................................    83,778            84,566        250,719           237,116
                                                              -------           -------       --------          --------

Operating costs and expenses:
   Cost of sales ..........................................    78,040            75,839        227,438           215,304
   Selling, general and administrative expenses ...........     8,394             7,668         25,765            25,816
   Environmental expense recovery .........................        --                --             --            (3,000)
   Restructuring charges and asset impairment .............     2,659               990          2,659             2,488
                                                              -------           -------       --------          --------
   Total operating costs and expenses .....................    89,093            84,497        255,862           240,608
                                                              -------           -------       --------          --------

   Operating (loss) income ................................    (5,315)               69         (5,143)           (3,492)

Other income (expense):
   Other (expense) income, net ............................       (87)               63             (7)              181
   Interest expense, net ..................................    (4,629)           (4,796)       (13,817)          (13,878)
                                                              -------           -------       --------          --------

   Loss before income tax (benefit) provision and
     minority interest ....................................   (10,031)           (4,664)       (18,967)          (17,189)
Income tax (benefit) provision ............................      (901)              737           (319)              771
                                                              -------           -------       --------          --------

   Loss before minority interest ..........................    (9,130)           (5,401)       (18,648)          (17,960)
Minority interest .........................................        (9)              (60)           (57)              (81)
                                                              -------           -------       --------          --------

   Net loss ...............................................    (9,139)           (5,461)       (18,705)          (18,041)

Other comprehensive income (loss):
   Foreign currency translation adjustment ................       487               759          1,773             3,259
   Deferred loss on derivatives, net ......................      (436)             (215)          (397)             (291)
                                                              -------           -------       --------          --------
   Comprehensive loss .....................................   $(9,088)          $(4,917)      $(17,329)         $(15,073)
                                                              =======           =======       ========          ========

       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 September 30,       December 31,
                                                                     2003                2002
                                                                   --------            --------
                                                                 (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...................................   $ 25,960            $ 24,256
   Accounts receivable, net ....................................     47,035              46,200
   Inventories .................................................     56,155              56,556
   Prepaid expenses and other current assets ...................      9,926               8,848
                                                                   --------            --------
     Total current assets ......................................    139,076             135,860
Goodwill .......................................................     35,502              35,055
Property, plant and equipment, net .............................     58,744              63,217
Other assets ...................................................     22,618              21,056
                                                                   --------            --------
     Total .....................................................   $255,940            $255,188
                                                                   ========            ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Short-term debt and current portion of long-term debt .......   $  9,770            $  5,673
   Accounts payable ............................................     34,965              38,933
   Accrued expenses ............................................     17,396              16,376
   Other current liabilities ...................................      2,029               1,618
                                                                   --------            --------
     Total current liabilities .................................     64,160              62,600
                                                                   --------            --------

Long-term Liabilities:
   Long-term debt ..............................................    161,625             158,297
   Accrued pension liabilities .................................     39,371              36,641
   Environmental liabilities, net ..............................     24,165              23,938
   Other liabilities ...........................................        983                 947
                                                                   --------            --------
     Total long-term liabilities ...............................    226,144             219,823
                                                                   --------            --------

     Total liabilities .........................................    290,304             282,423
                                                                   --------            --------

Minority Interest ..............................................        517                 462
                                                                   --------            --------

Shareholders' Deficit:
   Additional paid-in capital ..................................     60,056              49,911
   Accumulated other comprehensive loss ........................    (35,903)            (37,279)
   Retained deficit ............................................    (59,034)            (40,329)
                                                                   --------            --------
     Total shareholders' deficit ...............................    (34,881)            (27,697)
                                                                   --------            --------

     Total .....................................................   $255,940            $255,188
                                                                   ========            ========

       See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                  Three Quarters Ended
                                                                                                      September 30,
                                                                                                -------------------------
                                                                                                  2003             2002
                                                                                                --------         --------
Cash Flows from Operating Activities:
Net loss ....................................................................................   $(18,705)        $(18,041)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization ............................................................      6,176            5,767
   Interest accretion on the Senior Discount Notes ..........................................      2,611            3,638
   Deferred income taxes ....................................................................     (1,399)             (58)
   Restructuring charges and asset impairment ...............................................      2,659            2,488
   Change in operating assets and liabilities:
    Decrease in accounts receivable .........................................................      1,047            2,746
    Decrease in inventories .................................................................      2,092            8,825
    (Increase) decrease in other current assets .............................................     (1,348)             253
    (Decrease) increase in accounts payable and accrued expenses ............................     (2,779)           1,116
    Environmental payments ..................................................................     (1,686)          (1,823)
    Restructuring payments ..................................................................     (1,060)          (1,406)
    Other assets and liabilities, net .......................................................      1,325              511
                                                                                                --------         --------
      Net cash (used in) provided by operating activities ...................................    (11,067)           4,016
                                                                                                --------         --------

Cash Flows from Investing Activities:
Additions to property, plant and equipment ..................................................     (2,515)          (9,684)
Repayments of loans by former subsidiary ....................................................      1,000            4,000
Other, net ..................................................................................        198             (217)
                                                                                                --------         --------
      Net cash used in investing activities .................................................     (1,317)          (5,901)
                                                                                                --------         --------

Cash Flows from Financing Activities:
Long-term borrowings (repayments), net ......................................................          3              (37)
Short-term borrowings (repayments), net .....................................................      3,744             (702)
Capital contributions .......................................................................     10,000            2,976
                                                                                                --------         --------
      Net cash provided by financing activities .............................................     13,747            2,237
                                                                                                --------         --------

Effects of exchange rate changes on cash and cash equivalents ...............................        341              476
                                                                                                --------         --------

Net increase in cash and cash equivalents ...................................................      1,704              828
Cash and cash equivalents - beginning of period .............................................     24,256           22,733
                                                                                                --------         --------
Cash and cash equivalents - end of period ...................................................   $ 25,960         $ 23,561
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

      Effective September 30, 2003, Metallurg, Inc. and its wholly owned subsidiary, Metallurg Holdings Corporation, sold all of its ownership interests in its Weisweiler, Germany manufacturing facility and its Turkish chrome ore mines. (See "Note 3. Change in Reporting Entity"). As the above transactions were between members of a common controlled group, as defined for accounting purposes, they are accounted for on an historical basis with no gain or loss being recorded, and the results presented herein have been restated to exclude the financial results of the companies sold and to reflect the new reporting entity. The financial statements for all prior periods have also been restated to exclude certain subsidiaries sold at December 31, 2002. See "Note 2. Change in Reporting Entity" to Metallurg Holdings' annual report on Form 10-K for the year ended December 31, 2002.

      Metallurg Holdings does not have sufficient cash on hand to make its interest payment due in January 2004 on its Senior Discount Notes. While Metallurg, Inc. is permitted under the terms of its Senior Notes indenture to distribute cash to Metallurg Holdings for the purpose of making the January 2004 interest payment, Metallurg, Inc. could be prohibited from making cash distributions at such time under the restrictive covenants of its revolving credit facility. All of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes. If Metallurg Holdings were unable to make its interest payment when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default under the terms of Metallurg, Inc.'s Senior Notes indenture. There are no adjustments for this uncertainty recorded in these financial statements.

      On September 30, 2003, Metallurg, Inc. received $10.0 million cash upon the sale of EWW and TMS. Metallurg, Inc. believes it will have sufficient resources to fund its current and anticipated future requirements of debt service, working capital, capital expenditures, pension benefits and environmental expenditures for the next twelve months.

      In September 2003, LSM received a waiver from Barclays Bank plc regarding the minimum interest coverage ratio covenant on its revolving term loans for the period ended September 30, 2003. As LSM anticipates that it would not be in compliance with the existing covenant at December 31, 2003, it is currently in discussions with its lenders to restructure its facilities prior to that date, thereby extending the terms of the loans due in 2004 and adjusting the financial covenants. Metallurg believes that it will complete the restructuring of these facilities prior to December 31, 2003.

      See "Note 10. Borrowings" to Metallurg Holdings' annual report on Form 10-K for the year ended December 31, 2002.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2. Segments and Related Information

      The Company operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. The Company is organized around its major production facilities in the U.K., the U.S., and Brazil, which are supported by an established worldwide sales network. In addition to its own products, the Company distributes complementary products manufactured by third parties.

Reportable Segments

      London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit is comprised mainly of three production facilities in the U.K. and another in Norway which manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries.

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


                                                                                     Intersegment  Consolidated
                                        LSM         SMC         CIF        Other     Eliminations    Totals
                                     ----------- ----------- ----------- ----------- ------------- ------------

Quarter Ended
   September 30, 2003
Revenue from external customers....     $32,456     $23,630      $5,860     $21,832                    $83,778
Intergroup revenue.................       6,875         827       3,838       1,290      $(12,830)           -
Income tax (benefit) provision ....        (860)       (290)          -         249             -         (901)
Net loss...........................      (2,248)     (1,279)        (67)    (13,523)        7,978       (9,139)

Quarter Ended
   September 30, 2002
Revenue from external customers....     $37,976     $20,805      $4,781     $21,004                    $84,566
Intergroup revenue.................       6,707       1,518       3,635         431      $(12,291)           -
Income tax provision (benefit).....         110      (1,369)          -       1,996             -          737
Net income (loss) .................         175        (369)        497      (1,767)       (3,997)      (5,461)

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

2. Segments and Related Information - (Continued)


                                                                                     Intersegment  Consolidated
                                        LSM         SMC         CIF        Other     Eliminations    Totals
                                     ----------- ----------- ----------- ----------- ------------- ------------
Three Quarters Ended
   September 30, 2003
Revenue from external customers....    $106,252     $69,531     $13,487     $61,449                   $250,719
Intergroup revenue.................      20,484       2,451      11,054       2,317      $(36,306)           -
Income tax (benefit) provision ....        (709)     (1,050)          -       1,440             -         (319)
Net loss ..........................      (2,060)     (1,628)       (109)    (19,731)        4,823      (18,705)

Three Quarters Ended
   September 30, 2002
Revenue from external customers....     $97,662     $65,600     $13,570     $60,284                   $237,116
Intergroup revenue.................      20,921       4,018      11,536       1,933      $(38,408)           -
Income tax (benefit) provision.....        (481)     (3,066)         47       4,271             -          771
Net (loss) income..................      (1,427)     (2,104)      1,046     (12,078)       (3,478)     (18,041)

3. Change in Reporting Entity

         Effective as of September 30, 2003, the Company completed the sale of certain subsidiaries as described below. As these transactions were between members of a common controlled group, as defined for accounting purposes, the Company has restated its financial statements for all periods to reflect a new reporting entity that excludes these subsidiaries. As a result, there is no gain or loss recorded and any proceeds received have been recorded as capital contributions from members of the common controlled group.

         Metallurg, Inc. and its wholly owned subsidiary, Metallurg Holdings Corporation, sold all of its interests in (a) Elektrowerk Weisweiler GmbH ("EWW"), a German corporation engaged in the manufacture of low carbon ferrochrome; and (b) Turk Maadin Sirketi A.S. ("TMS"), a Turkish corporation engaged in the mining of chrome ore.

         The shares and assets of EWW and TMS were sold to, and certain liabilities assumed by, LAGO Vierundzwanzigste GmbH ("LAGO"), a German company, for an aggregate purchase price of $10,000,000 in cash. The net book value of the entities sold was $21,112,000, including goodwill of $8,500,000, at September 30, 2003. Revenue and net income (loss) for the three quarters ended September 30, 2003 were $27,887,000 and $106,000, respectively, for EWW and $2,942,000 and $(324,000), respectively for TMS.

         LAGO is a wholly owned subsidiary of Sudamin Recycling GmbH & Co. KG ("Sudamin"), a German company. At September 30, 2003, Sudamin was an affiliate of Safeguard International, the majority owner of the Company. Dr. Heinz C. Schimmelbusch and Mr. Arthur Spector, both of whom are directors and officers of the Company, were also directors of Sudamin through the transaction date of September 30, 2003.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Restructuring Charges and Asset Impairment

      As a result of continuing weakness in operating performance, LSM announced on September 1, 2003 its intention to implement a restructuring plan designed to streamline production, improve productivity and reduce costs. Due to a significant deterioration in its metal catalyst business, LSM determined that certain of its plant assets were impaired because recovery of the net book values from projected future undiscounted cash flows could no longer be expected. In the third quarter of 2003, LSM recognized a $2,256,000 ($1,579,000 after-tax) non-cash impairment loss, which reduced the carrying value of these assets to nil. Plant operations will cease in the fourth quarter of 2003 and the plant assets will be abandoned. LSM expects to incur additional restructuring charges in the fourth quarter of 2003, relating to workforce reductions upon finalization of an overall restructuring plan.

      In the third quarter of 2003, a plan was implemented to consolidate sales and administrative functions performed by the Company's Canadian operations into the New Jersey operations of SMC. As a result of this plan, the Company recognized a pre-tax restructuring charge of $403,000, consisting of employee separation costs. The Company will continue to incur additional costs of approximately $75,000 (primarily lease termination costs and professional fees) until activities cease completely in the first quarter of 2004.

5. Stock-Based Compensation

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


                                                              Three Quarters Ended
                                                                  September 30,
                                                      ---------------------------------
                                                           2003              2002
                                                      ---------------   ---------------
 Net loss, as reported..........................         $(18,705)         $(18,041)
 Less:  compensation  expense for option  awards
   determined  by the fair value  based  method,
   net of related tax effects ..................               29               197
                                                         --------          --------
     Pro forma net loss.........................         $(18,734)         $(18,238)
                                                         ========          ========

6. Inventories

      Inventories consist of the following (in thousands):


                                                                  September 30,         December 31,
                                                                      2003                 2002
                                                                -----------------    -----------------

Raw materials.............................................           $10,189               $9,994
Work in process...........................................               651                  901
Finished goods............................................            43,888               44,157
Other.....................................................             1,427                1,504
                                                                     -------              -------
     Total................................................           $56,155              $56,556
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

8. Environmental Expense Recovery

      SMC realized an environmental expense recovery of $3,000,000 in 2002 upon receipt of a settlement with insurance companies relating to coverage for certain environmental claims.

9. Earnings Per Share

      Earnings per share is not presented since Metallurg Holdings is wholly owned by a group of private investors led by and including Safeguard International.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Recent Accounting Pronouncements

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

      In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after September 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

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

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                        Quarter Ended September 30, 2003
                                 (In thousands)

                                                                  Combined        Combined
                                                  Metallurg,      Guarantor     Non-Guarantor
                                                     Inc.       Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                  ---------     ------------    ------------   ------------    ------------
Total revenue ................................                    $27,134         $67,242        $(10,598)        $83,778
                                                                  -------         -------         -------         -------
Operating costs and expenses:
   Cost of sales .............................                     26,771          61,641         (10,372)         78,040
   Selling, general and administrative
     expenses ................................     $ 1,133          1,950           5,287               -           8,370
   Restructuring charges and asset
      impairment..............................           -              -           2,659               -           2,659
                                                   -------        -------         -------         -------         -------
   Total operating costs and expenses ........       1,133         28,721          69,587         (10,372)         89,069
                                                   -------        -------         -------         -------         -------

   Operating loss ............................      (1,133)        (1,587)         (2,345)           (226)         (5,291)

Other income (expense):
   Other expense, net ........................           -              -             (87)              -             (87)
   Interest (expense) income, net ............      (2,580)           242            (990)              -          (3,328)
   Equity in earnings of subsidiaries ........      (3,441)        (2,563)         (2,200)          8,204               -
                                                   -------        -------         -------         -------         -------
   Loss before income tax provision
     (benefit) and minority interest .........      (7,154)        (3,908)         (5,622)          7,978          (8,706)
Income tax provision (benefit) ...............         659           (633)           (928)              -            (902)
                                                   -------        -------         -------         -------         -------
   Loss before minority interest .............      (7,813)        (3,275)         (4,694)          7,978          (7,804)
Minority interest ............................           -              -              (9)              -              (9)
                                                   -------        -------         -------         -------         -------
   Net loss ..................................      (7,813)        (3,275)         (4,703)          7,978          (7,813)

Other comprehensive income (loss):
   Foreign currency translation adjustment ...         487            487           1,010          (1,497)            487
   Deferred loss on derivatives, net .........        (436)          (436)           (872)          1,308            (436)
                                                   -------        -------         -------         -------         -------
   Comprehensive loss ........................     $(7,762)       $(3,224)        $(4,565)        $ 7,789         $(7,762)
                                                   =======        =======         =======         =======         =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                     Three Quarters Ended September 30, 2003
                                 (In thousands)

                                                                 Combined        Combined
                                                 Metallurg,      Guarantor     Non-Guarantor
                                                    Inc.       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                 ---------     ------------    ------------    ------------    ------------
Total revenue .................................                   $79,104        $201,052        $(29,437)       $250,719
                                                                  -------        --------         -------        --------
Operating costs and expenses:
   Cost of sales ..............................                    75,842         180,611         (29,015)        227,438
   Selling, general and administrative
     expenses .................................   $  3,435          5,762          16,499               -          25,696
   Restructuring charges and asset
      impairment...............................          -              -           2,659               -           2,659
                                                  --------        -------        --------         -------        --------
   Total operating costs and expenses .........      3,435         81,604         199,769         (29,015)        255,793
                                                  --------        -------        --------         -------        --------

   Operating (loss) income ....................     (3,435)        (2,500)          1,283            (422)         (5,074)

Other income (expense):
   Other expense, net .........................          -              -              (7)              -              (7)
   Interest (expense) income, net .............     (7,788)           858          (3,120)              -         (10,050)
   Equity in earnings of subsidiaries .........     (2,410)        (1,841)           (994)          5,245               -
                                                  --------        -------        --------         -------        --------
   Loss before income tax provision
     (benefit) and minority interest ..........    (13,633)        (3,483)         (2,838)          4,823         (15,131)
Income tax provision (benefit) ................      1,233         (1,169)           (386)              -            (322)
                                                  --------        -------        --------         -------        --------
   Loss before minority interest ..............    (14,866)        (2,314)         (2,452)          4,823         (14,809)
Minority interest .............................          -              -             (57)              -             (57)
                                                  --------        -------        --------         -------        --------
   Net loss ...................................    (14,866)        (2,314)         (2,509)          4,823         (14,866)

Other comprehensive income (loss):
   Foreign currency translation adjustment ....      1,773          1,773           3,611          (5,384)          1,773
   Deferred loss on derivatives, net ..........       (397)          (397)           (794)          1,191            (397)
                                                  --------        -------        --------         -------        --------
   Comprehensive (loss) income ................   $(13,490)       $  (938)       $    308         $   630        $(13,490)
                                                  ========        =======        ========         =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                Condensed Consolidating Balance Sheet (Unaudited)
                               September 30, 2003
                                 (In thousands)

                                                                 Combined        Combined
                                                  Metallurg,    Guarantor     Non-Guarantor
                                                    Inc.       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                  ---------    ------------    ------------    ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents...................   $ 12,840       $  1,386        $ 11,407                        $ 25,633
   Accounts receivable, net....................     31,244         17,095          43,684       $ (44,944)         47,079
   Inventories.................................          -         23,114          33,521            (480)         56,155
   Prepaid expenses and other current assets...        976          9,148           8,073          (8,397)          9,800
                                                  --------       --------        --------       ---------        --------
       Total current assets....................     45,060         50,743          96,685         (53,821)        138,667
Investments - intergroup.......................     54,013           (167)         37,335         (91,181)              -
Property, plant and equipment, net.............        473         21,682          36,589               -          58,744
Other assets...................................     10,915         57,774          14,609         (58,105)         25,193
                                                  --------       --------        --------       ---------        --------
       Total...................................   $110,461       $130,032        $185,218       $(203,107)       $222,604
                                                  ========       ========        ========       =========        ========

LIABILITIES AND SHAREHOLDER'S
   (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt............................                                   $ 9,770                        $  9,770
   Accounts payable............................   $  2,922       $ 45,482          31,459       $ (44,940)         34,923
   Accrued expenses............................      5,069          4,945           5,931               -          15,945
   Other current liabilities...................      4,893          3,504           2,022          (8,397)          2,022
                                                  --------       --------        --------       ---------        --------
       Total current liabilities...............     12,884         53,931          49,182         (53,337)         62,660
                                                  --------       --------        --------       ---------        --------
Long-term Liabilities:
   Long-term debt..............................    100,000              -          21,290               -         121,290
   Accrued pension liabilities.................      6,083            549          32,739               -          39,371
   Environmental liabilities, net..............          -         24,059             106               -          24,165
   Other liabilities...........................     17,876              -          41,216         (58,109)            983
                                                  --------       --------        --------       ---------        --------
       Total long-term liabilities.............    123,959         24,608          95,351         (58,109)        185,809
                                                  --------       --------        --------       ---------        --------
       Total liabilities.......................    136,843         78,539         144,533        (111,446)        248,469
                                                  --------       --------        --------       ---------        --------

Minority Interest..............................          -              -             517               -             517
                                                  --------       --------        --------       ---------        --------

Shareholder's (Deficit) Equity:
   Common stock................................         50          1,217         109,139        (110,356)             50
   Due from parent company.....................    (21,715)             -               -               -         (21,715)
   Additional paid-in capital..................     67,469        127,457           7,076        (134,533)         67,469
   Accumulated other comprehensive loss........    (36,306)       (31,836)        (60,506)         92,342         (36,306)
   Retained deficit............................    (35,880)       (45,345)        (15,541)         60,886         (35,880)
                                                  --------       --------        --------       ---------        --------
       Total shareholder's (deficit) equity....    (26,382)        51,493          40,168         (91,661)        (26,382)
                                                  --------       --------        --------       ---------        --------
       Total...................................   $110,461       $130,032        $185,218       $(203,107)       $222,604
                                                  ========       ========        ========       =========        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

11. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                     Three Quarters Ended September 30, 2003
                                 (In thousands)

                                                                     Combined      Combined
                                                      Metallurg,     Guarantor    Non-Guarantor
                                                         Inc.      Subsidiaries   Subsidiaries   Consolidated
                                                      ---------    ------------   -------------  ------------
Cash Flows from Operating Activities................   $(9,175)      $(3,909)      $ 1,695       $(11,389)
                                                       -------       -------       -------        -------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment.......       (42)         (471)       (2,002)        (2,515)
   Repayment of loan by former subsidiary...........     1,000             -             -          1,000
   Other, net.......................................       149             -            49            198
                                                       -------       -------       -------        -------
      Net cash provided by (used in) investing
       activities...................................     1,107          (471)       (1,953)        (1,317)
                                                       -------       -------       -------        -------

Cash Flows from Financing Activities:
   Intergroup (repayments) borrowings...............    (6,444)        8,510        (2,066)             -
   Long-term borrowings, net........................         -             -             3              3
   Short-term borrowings, net.......................         -             -         3,744          3,744
   Capital contribution ............................       450         9,550             -         10,000
   Dividends received (paid)........................    13,600       (13,348)         (252)             -
                                                       -------       -------       -------        -------
        Net cash provided by financing activities...     7,606         4,712         1,429         13,747
                                                       -------       -------       -------        -------

Effects of exchange rate changes on cash and
   cash equivalents.................................         -             -           341            341
                                                       -------       -------       -------        -------

Net (decrease) increase in cash and cash
   equivalents......................................      (462)          332         1,512          1,382

Cash and cash equivalents -
   beginning of period..............................    13,302         1,054         9,895         24,251
                                                       -------       -------       -------        -------
Cash and cash equivalents -
   end of period....................................   $12,840       $ 1,386       $11,407        $25,633
                                                       =======       =======       =======        =======


12. Related Party Transactions

      During the quarter ended June 30, 2003, a group of equity investors of Metallurg Holdings purchased approximately $9 million face amount of Metallurg, Inc.'s Senior Notes on the open market.

      In the three quarters ended September 30, 2003 and 2002, the Company received repayments of loans to a former subsidiary that was sold on December 31, 2002, in the amounts of $1,000,000 and $4,000,000, respectively.

      See "Note 1. Basis of Presentation" and "Note 3. Change in Reporting Entity" regarding the disposition of EWW and TMS to an affiliate.

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

      Factors that may cause the Company's results to be materially different include:

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

Overview

      The Company is a leading international producer and seller of high-quality specialty metals and metal alloys which are essential to the production of high-performance aluminum and titanium alloys, superalloys, specialty steels and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing, capital equipment and construction industries. The Company operates production facilities in the U.K., the U.S. and Brazil. The Company's products are primarily sold to one of three major market sectors: the aluminum industry, the superalloy industry and the steel industry. Conditions in each of these sectors have remained quite challenging for several quarters and these challenging conditions are expected to continue for the foreseeable future. Below is a general overview of each of the major market sectors:

      Overall, the aluminum market is seeing relatively low demand from customers due to subdued worldwide economic growth, especially in the U.S. On the supply side, there exists a significant amount of excess, as well as idle, capacity in the industry waiting to be restarted when demand increases. This has resulted in a weak pricing environment for aluminum producers and processors in general and contributed to a decline in the selling price of products supplied by the Company to the aluminum industry. The Company has implemented significant cost reduction initiatives to partially offset the price declines that have been experienced. The Company believes it is well positioned to benefit from such initiatives when markets recover.

      The superalloy industry has been hit hard by the downturn in the commercial aerospace industry, as well as a reduction in power generation projects and services (i.e., land-based turbines). Commercial production build rates for aerospace are significantly below forecasts, especially in the U.S. Due to the long lead times in this market, excess inventory has been a factor leading to lower prices and volumes for products supplied to this industry. The Company does not expect the superalloy sector to show signs of recovery this year.

      The domestic steel industry is operating at moderate levels of production. However, prices have weakened from the peak levels experienced in the third quarter of 2002. Industry fundamentals for the steel sector have improved from the difficult conditions seen over the past few years, particularly as a result of lower imports following the introduction of protective tariffs and the consolidation of a number of producers within the industry. In the first nine months of 2003, following a reduction in worldwide supply, ferrovanadium prices rebounded from the very low levels that have been experienced over the last few years. However, due to a shortage of raw materials, the Company was unable to take full advantage of increased selling prices. Efforts are being made to secure additional economic sources of raw materials to further reduce production costs and enhance profitability.

Results of Operations - The Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

      The Company operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. The Company is organized around its major production facilities in the U.K., the U.S. and Brazil. In addition to its own products, the Company distributes products manufactured by third parties.

      Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. The Company does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those of the consolidated group. Transactions among segments are established based on negotiation among the parties. There have been no material changes in segment assets from the amounts disclosed in Metallurg Holdings, Inc.'s annual report for the year ended December 31, 2002, other than the sale of EWW and TMS (See "Note 3. Change in Reporting Entity").


                                                                                    Intersegment
                                       LSM         SMC         CIF        Other     Eliminations  Consolidated
                                    ----------- ----------- ----------- ----------- ------------- ------------
Quarter Ended
   September 30, 2003
Total revenue......................    $39,331     $24,457      $9,698     $23,122      $(12,830)     $83,778
Gross profit.......................      2,799         326         628       2,211          (226)       5,738
SG&A...............................      3,338       1,769         499       2,788             -        8,394
Restructuring charges and asset
   impairment......................      2,256           -           -         403             -        2,659
Operating (loss) income............     (2,795)     (1,443)        129        (980)         (226)      (5,315)
Interest expense, net..............       (328)       (126)       (196)     (3,979)            -       (4,629)
Income tax (benefit) provision ....       (860)       (290)          -         249             -         (901)
Net loss...........................     (2,248)     (1,279)        (67)    (13,523)        7,978       (9,139)

                                                                                    Intersegment
                                       LSM         SMC         CIF        Other     Eliminations  Consolidated
                                    ----------- ----------- ----------- ----------- ------------- ------------
Quarter Ended
   September 30, 2002
Total revenue......................    $44,683     $22,323      $8,416     $21,435      $(12,291)     $84,566
Gross profit.......................      4,014         616       1,102       2,616           379        8,727
SG&A...............................      2,605       2,141         368       2,554             -        7,668
Restructuring charges..............        678          98           -         214             -          990
Operating income (loss)............        731      (1,623)        734        (152)          379           69
Interest expense, net..............       (425)       (115)       (237)     (4,019)            -       (4,796)
Income tax provision (benefit).....        110      (1,369)          -       1,996             -          737
Net income (loss)..................        175        (369)        497      (1,767)       (3,997)      (5,461)

Total Revenue

      Consolidated total revenue decreased by $0.8 million (1%) in the quarter ended September 30, 2003.

      LSM revenue was $5.4 million (12%) lower than the quarter ended September 30, 2002. Sales of aluminum master alloys and compacted products decreased by $1.5 million, primarily as a result of decreased sales volume and selling prices. Sales of aluminum powder decreased by $1.7 million, reflecting a 39% decrease in sales volume, offset somewhat by an increase of 19% in selling prices. Sales of chrome products, primarily chrome metal, decreased by $1.3 million due to a drop in shipments. Sales of ferrotitanium were $0.9 million lower, due primarily to a 27% decrease in sales volume.

      SMC revenue was $2.1 million (10%) higher than the quarter ended September 30, 2002. Sales of chrome products increased by $1.3 million, due to an increase in sales volume and selling prices. Sales of aluminum products increased by $0.8 million, reflecting a 33% increase in sales volume, primarily compacted products, which was partially offset by a 17% decrease in selling prices. Sales of vanadium products increased by $0.3 million due to an increase of 27% in average selling prices, offset somewhat by a 17% drop in sales volume due to limited availability of raw materials. Sales of niobium products fell by $0.2 million, primarily as a result of a drop in shipments of ferroniobium to the steel industry.

      CIF revenue was $1.3 million (15%) higher than the quarter ended September 30, 2002, due primarily to an increase in shipments of aluminum products.

Gross Profit

      Consolidated gross profit decreased to $5.7 million (6.8% of total revenue) for the quarter ended September 30, 2003 from $8.7 million (10.3% of total revenue) for the quarter ended September 30, 2002.

      LSM gross profit was $1.2 million (30%) lower than the quarter ended September 30, 2002. A decrease of $2.4 million in gross profit from aluminum products was offset somewhat by an increase in gross profit from chrome products.

      SMC gross profit was $0.3 million (47%) lower than the quarter ended September 30, 2002. Gross profit from aluminum products decreased by $0.3 million, due to lower selling prices. Gross profit from vanadium products decreased by $0.2 million, reflecting decreased sales volume and higher-cost raw materials.

      CIF gross profit was $0.5 million (43%) lower than the quarter ended September 30, 2002, due primarily to lower selling prices of aluminum products.

Selling, General and Administrative Expenses ("SG&A")

      SG&A increased to $8.4 million for the quarter ended September 30, 2003 from $7.7 million for the quarter ended September 30, 2002. An increase in pension expense, primarily $1.2 million at LSM, due to decreases in plan asset values resulting from declines in equity markets and interest rates, was offset by reductions in compensation and other expenses resulting from restructuring programs. For the quarter ended September 30, 2003, SG&A represented 10.0% of total revenue compared to 9.1% for the quarter ended September 30, 2002.

Restructuring Charges and Asset Impairment

      Due to a significant deterioration in its metal catalyst business, LSM determined that certain of its plant assets were impaired because recovery of the net book values from projected future undiscounted cash flows could no longer be expected. In the third quarter of 2003, LSM recognized a $2.3 million asset impairment loss, which reduced the carrying value of these assets to nil. Plant operations will cease in the fourth quarter of 2003 and the plant assets will be abandoned.

      In the third quarter of 2003, a plan was implemented to consolidate sales and administrative functions performed by the Company's Canadian operations into the New Jersey operations of SMC. As a result of this plan, the Company recognized a restructuring charge of $0.4 million, consisting of employee separation costs.

      During the third quarter of 2002, the Company continued its restructuring program to reduce the cost structure at corporate headquarters, SMC and LSM. A charge of $1.0 million was incurred in the third quarter, all of which was for severance costs of terminated employees.

Operating (Loss) Income

      The Company's consolidated operating loss was $5.3 million for the quarter ended September 30, 2003 compared to operating income of $0.1 million for the quarter ended September 30, 2002, primarily due to the restructuring charges, asset impairment and decrease in gross profit, discussed above.

Interest Expense, Net

      Interest expense, net, was as follows (in thousands):


                                                                Quarters Ended
                                                                 September 30,
                                                      ---------------------------------
                                                           2003              2002
                                                      ----------------  ---------------
Interest income...................................         $   215          $   150
Interest expense..................................          (4,844)          (4,946)
                                                           -------          -------
     Interest expense, net........................         $(4,629)         $(4,796)
                                                           =======          =======

Income Tax (Benefit) Provision, Net

      Income tax (benefit) provision, net, was as follows (in thousands):


                                                               Quarters Ended
                                                                September 30,
                                                      ---------------------------------
                                                            2003              2002
                                                      ---------------   ---------------
Total current.....................................          $ (89)             $470
Total deferred....................................           (812)              267
                                                            -----              ----
     Income tax (benefit) provision, net..........          $(901)             $737
                                                            =====              ====


      The difference between the statutory federal income tax rate and the Company's effective rate for the quarter ended September 30, 2003 is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

      The Company had a net loss of $9.1 million for the quarter ended September 30, 2003 compared to a net loss of $5.5 million for the quarter ended September 30, 2002, due primarily to the decrease in gross profit and the restructuring and asset impairment charges, discussed above.

Results of Operations - The Three Quarters Ended September 30, 2003 Compared to the Three Quarters Ended September 30, 2002


                                                                                    Intersegment
                                       LSM         SMC         CIF        Other     Eliminations  Consolidated
                                    ----------- ----------- ----------- ----------- ------------- ------------

Three Quarters Ended
   September 30, 2003
Total revenue......................   $126,736     $71,982     $24,541     $63,766      $(36,306)    $250,719
Gross profit.......................     11,425       2,869       1,872       7,537          (422)      23,281
SG&A...............................     10,827       5,222       1,383       8,333             -       25,765
Restructuring charges and asset
   impairment......................      2,256           -           -         403             -        2,659
Operating (loss) income............     (1,658)     (2,353)        489      (1,199)         (422)      (5,143)
Interest expense, net..............     (1,135)       (325)       (598)    (11,759)            -      (13,817)
Income tax (benefit) provision.....       (709)     (1,050)          -       1,440             -         (319)
Net loss...........................     (2,060)     (1,628)       (109)    (19,731)        4,823      (18,705)

Three Quarters Ended
   September 30, 2002
Total revenue......................   $118,583     $69,618     $25,106     $62,217      $(38,408)    $237,116
Gross profit.......................      9,335         (18)      2,875       8,462         1,158       21,812
SG&A...............................      9,102       7,503       1,257       7,954             -       25,816
Environmental expense recovery.....          -      (3,000)          -           -             -       (3,000)
Restructuring charges..............      1,028         371           -       1,089             -        2,488
Operating (loss) income............       (795)     (4,892)      1,618        (581)        1,158       (3,492)
Interest expense, net..............     (1,132)       (278)       (525)    (11,943)            -      (13,878)
Income tax (benefit) provision ....       (481)     (3,066)         47       4,271             -          771
Net (loss) income..................     (1,427)     (2,104)      1,046     (12,078)      (3,478)      (18,041)

Total Revenue

      Consolidated total revenue increased by $13.6 million (6%) in the three quarters ended September 30, 2003.

      LSM revenue was $8.2 million (7%) higher than the three quarters ended September 30, 2002. Sales of aluminum master alloys and compacted products increased by $4.6 million, primarily as a result of a 9% increase in sales volume. Sales of aluminum powder rose by $0.9 million, due to an improved product mix, which resulted in higher average selling price. Sales of ferrotitanium were $1.9 million higher, due to a 21% increase in average unit selling prices and a 3% decrease in sales volumes. Sales of metal powders rose by $2.2 million as a result of increases in both sales volumes and average selling prices.

      SMC revenue was $2.4 million (3%) higher than the three quarters ended September 30, 2002. Sales of compacted aluminum products increased by $3.7 million, despite a drop in average selling prices, as a result of an increase of 51% in shipments. Sales of vanadium products, produced in SMC's Ohio plant, increased by $1.3 million, despite a drop in sales volume, as a result of an increase in average selling prices. Sales of niobium products fell by $3.5 million, primarily as a result of a drop in shipments of ferroniobium to the steel industry.

      CIF revenue was $0.6 million (2%) lower than the three quarters ended September 30, 2002. Sales of tantalum and niobium products decreased by $1.1 million, due to lower selling prices.

Gross Profit

      Consolidated gross profit increased to $23.3 million (9.3% of total revenue) for the three quarters ended September 30, 2003 from $21.8 million (9.2% of total revenue) for the three quarters ended September 30, 2002.

      LSM gross profit was $2.1 million (22%) higher than the three quarters ended September 30, 2002. Gross profits from aluminum master alloys and compacted aluminum products increased by $0.4 million, due to increased sales volumes and lower plant costs following the restructuring of operations in 2002. Gross profits from chrome products increased by $1.1 million as a result of the improved product costs.

      SMC gross profit was $2.9 million in the three quarters ended September 30, 2003, compared to nil for the three quarters ended September 30, 2002. Gross profit from aluminum products rose by $2.4 million, due to increased shipments and lower costs resulting from the restructuring of operations during 2002. Gross profit from chrome products rose by $0.6 million, due to improved sales volume and selling prices, particularly from lower grade products sold to the steel industry. Gross profit from vanadium products improved by $0.1 million, despite a drop in sales volume, as a result of an increase in average selling prices.

      CIF gross profit was $1.0 million (35%) lower than the three quarters ended September 30, 2002, due to lower selling prices of niobium products.

Selling, General and Administrative Expenses

      SG&A remained at $25.8 million for the three quarters ended September 30, 2003 compared to the three quarters ended September 30, 2002. An increase in pension expense, primarily $2.3 million at LSM, due to decreases in plan asset values resulting from declines in equity markets and interest rates, was offset by reductions in compensation and other expenses resulting from restructuring programs and lower bad debt expense. For the three quarters ended September 30, 2003, SG&A represented 10.3% of total revenue compared to 10.9% for the three quarters ended September 30, 2002.

Restructuring Charges and Asset Impairment

      Due to a significant deterioration in its metal catalyst business, LSM determined that certain of its plant assets were impaired because recovery of the net book values from projected future undiscounted cash flows could no longer be expected. In the period ended September 30, 2003, LSM recognized a $2.3 million asset impairment loss, which reduced the carrying value of these assets to nil. Plant operations will cease in the fourth quarter of 2003 and the plant assets will be abandoned.

      In the period ended September 30, 2003, a plan was implemented to consolidate sales and administrative functions performed by the Company's Canadian operations into the New Jersey operations of SMC. As a result of this plan, the Company recognized a restructuring charge of $0.4 million, consisting of employee separation costs.

      During the second and third quarters of 2002, the Company carried out a restructuring program intended to reduce the cost structure at corporate headquarters, SMC and LSM. Restructuring charges of $2.5 million, which covered the costs to discontinue certain production activities, terminate employees and write down redundant plant and equipment, were recognized during the period.

Operating Loss

      The Company's consolidated operating loss was $5.1 million for the three quarters ended September 30, 2003 compared to $3.5 million for the three quarters ended September 30, 2002. The three quarters ended September 30, 2003 included $2.7 million of restructuring and asset impairment charges, which more than offset the increase in gross profit, discussed above. The three quarters ended September 30, 2002 included an environmental expense recovery of $3.0 million, recognized by SMC, and restructuring charges of $2.5 million.

Interest Expense, Net

      Interest expense, net, was as follows (in thousands):

                                                    Three Quarters Ended
                                                       September  30,
                                                    --------------------
                                                      2003        2002
                                                    --------    --------
Interest income..................................   $    752    $    453
Interest expense.................................    (14,569)    (14,331)
                                                    --------    --------
     Interest expense, net........................  $(13,817)   $(13,878)
                                                    ========    ========


Income Tax Benefit, Net

      Income tax (benefit) provision, net, was as follows (in thousands):

                                                    Three Quarters Ended
                                                       September  30,
                                                    --------------------
                                                      2003        2002
                                                    --------    --------
Total current.....................................   $ 1,080        $829
Total deferred....................................    (1,399)        (58)
                                                     -------        ----
     Income tax (benefit) provision, net..........   $  (319)       $771
                                                     =======        ====

      The difference between the statutory federal income tax rate and the Company's effective rate for the three quarters ended September 30, 2003 is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance;
(ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

      The Company had a net loss of $18.7 million for the three quarters ended September 30, 2003 compared to a net loss of $18.0 million for the three quarters ended September 30, 2002.

Liquidity and Financial Resources

General

      The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At September 30, 2003, the Company had $26.0 million in cash and cash equivalents and working capital of $74.9 million as compared to $24.3 million and $73.3 million, respectively, at December 31, 2002.

      The Company believes that existing cash balances and the sources discussed below may not be sufficient to fund the current and anticipated future requirements of debt service, working capital, capital expenditures, pension benefits and environmental expenditures for the next twelve months. The Company's long-term debt agreements contain numerous covenants and prohibitions that limit the financial activities of Metallurg, Inc., including requirements that Metallurg, Inc. satisfy certain financial ratios and limitations on additional indebtedness and maintain a minimum liquidity level. While the Company is in compliance with all such covenants at September 30, 2003, the ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

      Metallurg Holdings does not have sufficient cash on hand to make its interest payment due in January 2004 on its Senior Discount Notes. While Metallurg, Inc. is permitted under the terms of its senior note indenture to distribute cash to Metallurg Holdings for the purpose of making the January 2004 interest payment, Metallurg, Inc. could be prohibited from making cash distributions at such time under the restrictive covenants of its revolving credit facility with Fleet National Bank. All of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes. If Metallurg Holdings were unable to make its interest payment when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default under the terms of Metallurg, Inc.'s senior note indenture. There are no adjustments for this uncertainty recorded in these financial statements.

Cash Flow Information

      Cash Flows from Operating Activities - Cash used in operating activities was $11.1 million for the three quarters ended September 30, 2003, compared to cash provided by operating activities of $4.0 million for the three quarters ended September 30, 2002. In 2003, the net loss and an increase in working capital contributed to the cash used in operating activities. In 2002, SMC realized an environmental expense recovery and receipt of $3.0 million upon a settlement with an insurance company relating to coverage for certain environmental claims.

      Cash Flows from Investing Activities - Cash used in investing activities was $1.3 million for the three quarters ended September 30, 2003, compared to $5.9 million for the three quarters ended September 30, 2002. Capital expenditures were $7.2 million lower in 2003 and loan repayments made to the Company by a former subsidiary were $1.0 million in 2003 compared to $4.0 million in 2002.

      Cash Flows from Financing Activities - Cash provided by financing activities was $13.7 million for the three quarters ended September 30, 2003, compared to $2.2 for the three quarters ended September 30, 2002. The sale of EWW and TMS (See "Note 3. Change in Reporting Entity") contributed $10.0 million to cash and Metallurg's foreign subsidiaries had net borrowings of $3.7 million of short-term debt in 2003.

Credit Facilities and Other Financing Arrangements

      On October 29, 1999, Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") renewed their existing credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility") for a term of five years. Effective October 1, 2003, following the sale of EWW and TMS, this facility was amended, thereby reducing the size of the facility from $30.0 million to $27.0 million. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 2.5% or (ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.375% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and certain fixed assets. At September 30, 2003, there were no borrowings under this facility; however, outstanding letters of credit totaled $21.2 million. The Borrowers had unused borrowing capacity of $3.7 million under this facility. The Revolving Credit Facility continues to prohibit Metallurg, Inc. from paying dividends prior to 2004 and requires the Borrowers and certain subsidiaries to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. Liquidity, as defined, was $18.7 million at September 30, 2003.

      LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC") that provide LSM with up to 'L'6.0 million ($10.0 million) of borrowings, 'L'43.3 million ($72.2 million) of foreign exchange contracts and options and 'L'4.0 million ($6.7 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are unsecured and payable on demand. Outstanding loans under this facility bear interest at a rate of 1.0% over the lender's base rate. At September 30, 2003, there were no borrowings under these facilities.

      LSM also has four revolving term loan facilities with Barclays and HSBC that provide for borrowings up to 'L'12.0 million ($20.0 million) at an interest rate of LIBOR plus 1.75%, all of which were outstanding at September 30, 2003. Two of the facilities expire during the second quarter of 2004 but, as LSM intends to renew these facilities and believes it has the ability to do so, amounts outstanding continue to be included in the balance sheet in long-term liabilities rather than current liabilities. The other two facilities expire during the second quarter of 2006. These term loan facilities are unsecured and require LSM to comply with various covenants, including the maintenance of minimum net worth and interest coverage. In September 2003, LSM received a waiver from Barclays regarding the minimum interest coverage ratio covenant on its revolving term loans for the period ended September 30, 2003. As LSM anticipates that it would not be in compliance with the existing covenant at December 31, 2003, it is currently in discussions with its lenders to restructure its facilities prior to that date, thereby extending the terms of the loans due in 2004 and adjusting the financial covenants. The Company believes that it will complete the restructuring of these facilities prior to December 31, 2003.

      LSM's Norwegian subsidiary has an unsecured overdraft facility of NOK 15.0 million ($2.1 million). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At September 30, 2003, there was NOK 8.0 million ($1.1 million) outstanding under this facility. The Norwegian facility also has an unsecured term loan with a remaining balance of NOK 7.2 million ($1.0 million). Repayments continue until 2010 in equal monthly installments plus interest at NIBOR plus 1.25%.

      The Company's other foreign subsidiaries maintain short-term secured and unsecured borrowing arrangements, generally in local currencies, with various banks totaling $10.5 million. Borrowings under these arrangements aggregated $8.5 million at September 30, 2003 at a weighted-average interest rate of 11.1%.

Capital Expenditures

      The Company invested $2.5 million in capital projects during the three quarters ended September 30, 2003. The Company's capital expenditures include projects related to improving the Company's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total approximately $4 million for the year ended December 31, 2003, approximately half of which the Company believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining planned capital expenditures are primarily for replacement and repairs of existing facilities. Although the Company has projected these items for the year ended December 31, 2003, the Company has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2004. The Company believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the three quarters ended September 30, 2003, the Company spent $1.7 million for environmental remediation.

      In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of September 30, 2003, had an estimated net cost of completion of $26.3 million. Of this amount, SMC expects to spend $0.6 million in the fourth quarter of 2003, $3.9 million in 2004 and $1.7 million in 2005. These amounts have been accrued for in prior years and are reflected in the Company's balance sheet liabilities.

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


                        ITEM 4 - CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its Exchange Act filings.

      There have been no significant changes in the Company's internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

     10.1 Seventh Amendment to Amended and Restated Loan Agreement (dated as of October 29, 1999), dated as of October 1, 2003, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg
            International Resources, LLC, as Borrowers; Metallurg Services,
            Inc., MIR (China), Inc., Metallurg Holdings Corporation and
            Metallurg (Canada) Ltd., as Guarantors; and Fleet National Bank
            (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) REPORTS ON FORM 8-K

    Metallurg Holdings, Inc. filed a Report on Form 8-K with the Securities and Exchange Commission on October 15, 2003, reporting the sale of certain subsidiaries to related parties.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 10, 2003 on its behalf by the undersigned thereunto duly authorized.


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

                         STATEMENT OF DIFFERENCES
                         ------------------------
The British pound sterling sign shall be expressed as................... 'L'
The section symbol shall be expressed as................................ 'SS'