Form 10-K
period 2003-12-31
METALLURG HOLDINGS INC
filed 2004-06-16
CIK 1067054

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to _______

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X] *

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There are no common equity securities of the registrant outstanding.

     At June 16, 2004, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

     *The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

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

     At the time of the Merger, Metallurg Holdings received $62.9 million net proceeds upon consummation of the offering of $121.0 million aggregate principal amount at maturity of Senior Discount Notes due 2008 (the "Senior Discount Notes") in a Rule 144A private placement to qualified institutional investors. In October 1998, the 144A notes were exchanged for similar notes registered under the Securities Act of 1933, as amended. In October 2000, Metallurg, Inc. purchased $76.1 million in face amount of these Senior Discount Notes. In December 2002, an additional $4.6 million in face amount of these Senior Discount Notes was acquired in the sale of certain subsidiaries. See "Note 3. Change in Reporting Entity", "Note 5. Extraordinary Items" and "Note 12. Borrowings" to the Company's Consolidated Financial Statements.

     As Metallurg Holdings is a holding company and does not have any material operations or tangible assets other than the ownership of Metallurg, Inc., the following discussion of the Company's business and properties relates to Metallurg, Inc., a Delaware corporation, together with its majority-owned subsidiaries (collectively "Metallurg"), unless otherwise indicated.

     Metallurg is a leading international producer and seller of high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, specialty steel, superalloys and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. Metallurg sells approximately 50 different product groups to over 1,500 customers worldwide (primarily in North America and Europe).

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

     Effective September 30, 2003, Metallurg, Inc. and its wholly owned subsidiary, Metallurg Holdings Corporation, sold all of its ownership interests in its Weisweiler, Germany manufacturing facility ("EWW") and its Turkish chrome ore mines. In 2002, Metallurg had sold all of its ownership interests in manufacturing facilities in Nuremberg, Germany, as well as several sales offices in Europe. As the above transactions were between members of a common controlled group, as defined for accounting purposes, they are accounted for on an historical basis with no gain or loss being recorded, and the results presented herein have been restated, for all periods presented, to exclude the financial results of the companies sold and to reflect the new reporting entity. See "Note
3. Change in Reporting Entity" to the Company's Consolidated Financial
Statements.

     On December 23, 2003, Metallurg committed to a plan to sell its South African sales office to a group of investors, including local management. Accordingly, the operating results for this entity have been reported as discontinued operations for all periods presented. The transaction closed on March 8, 2004. The total purchase price was $9.1 million, consisting of $7.7 million in cash and a note receivable for $1.4 million. Metallurg will record income from discontinued operations of $0.3 million and a loss on the sale of discontinued operations of approximately $1.0 million in the first quarter of 2004. See "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

     Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.K., the U.S. and Brazil. In addition to its own products, Metallurg distributes products manufactured by third parties. The table below sets forth, for the periods indicated, information concerning revenue from Metallurg's three reportable segments, as described below:

                               Revenue by Segment
                                  (In millions)

                                                        Year Ended December 31,
                                                       ------------------------
                                                        2003     2002     2001
                                                       ------   ------   ------
Segments (a)
LSM.................................................   $168.2   $161.0   $173.2
SMC.................................................     98.7     92.1    104.1
CIF.................................................     33.2     32.9     39.4
Other...............................................     29.9     41.2     78.8
Intersegment eliminations...........................    (46.7)   (49.4)   (58.8)
                                                       ------   ------   ------
   Total revenue....................................   $283.3   $277.8   $336.7
                                                       ======   ======   ======

----------
(a) EWW, which was sold in September 2003, was previously a reportable segment. Revenue of Metallurg's Turkish chrome ore mines, also sold in September 2003, was previously included in "Other". The results of the South African sales office, previously included in "Other", were reclassed to discontinued operations for all period presented. See "Note 3. Change in Reporting Entity" and "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit is comprised mainly of three production facilities in the U.K. and another in Norway which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. As a result of continuing weakness in operating performance, LSM commenced a restructuring program in the second half of 2003. LSM discontinued its metal catalyst business in the fourth quarter of 2003 and announced the closure of its Norwegian production facilities in 2004. See "Note 7. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements.

     Shieldalloy Metallurgical Corporation ("SMC") - This unit is comprised of two production facilities in the U.S. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. The New Jersey plant manufactures and sells alloying tablets for the aluminum industry and metal powders for the welding industry.

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

Products and Markets

     For the year ended December 31, 2003, approximately 41% of Metallurg's sales were made to the aluminum industry, 27% were made to the iron and steel industry, 15% were made to the superalloy and titanium alloy industries and the remaining 17% were made to other industries, none of which was individually significant for reporting purposes. No single customer accounted for more than 10% of Metallurg's sales for the year ended December 31, 2003.

     Based on customer location, for the year ended December 31, 2003, approximately 43% of Metallurg's sales were made in North America, 36% in Europe, 13% in Asia, 6% in South America and 2% in Africa.

     The following table sets forth the revenue of product groups most significant to Metallurg's operations:

                           Significant Product Groups
                              (Dollars in millions)

                                        Year Ended December 31,
                        ---------------------------------------------------
                             2003               2002             2001
                        ---------------   ---------------   ---------------
                        Revenue     %     Revenue     %     Revenue     %
                        -------   -----   -------   -----   -------   -----
Name of Product Group
Aluminum.............    $139.1    49.1   $129.5     46.6    $129.8    38.6
Chromium.............      40.7    14.4     42.6     15.3      55.5    16.5
Vanadium.............      19.8     7.0     16.7      6.0      17.1     5.1
Titanium.............      19.2     6.8     16.6      6.0      16.6     4.9
Niobium..............      17.5     6.2     21.0      7.6      29.7     8.8
Powders..............      14.3     5.0     11.4      4.1       9.5     2.8
Tantalum.............       7.9     2.8     13.9      5.0      48.6    14.4
                         ------   -----   -------   -----    ------   -----
                          258.5    91.3    251.7     90.6     306.8    91.1
Other................      24.8     8.7     26.1      9.4      29.9     8.9
                         ------   -----   -------   -----    ------   -----
   Total revenue.....    $283.3   100.0   $277.8    100.0    $336.7   100.0
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

     Iron and Steel Industry; Specialty Ferroalloys - Metallurg manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium and ferrotitanium. It also markets ferroboron, ferrosilicon, ferromanganese, ferrochrome and ferroniobium produced by others. These products are used by iron and steel producers to increase temperature and corrosion resistance and improve mechanical properties and strength-to-weight ratios. Ferroalloys are essential additives to many iron and steel products used in a wide variety of industries, such as the aerospace, automotive, energy and construction industries. Metallurg's iron and steel industry customers include Affival, Inc., Ametek, Inc., Corus Group plc, Nucor Corporation, Steel Dynamics, Inc., ThyssenKrupp Steel AG and United States Steel Corporation. The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products.

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

     Other Industries and Products - In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the aluminum, steel, superalloy, and titanium alloy industries. These products include tantalum which is sold to electronics, telecommunications and tool manufacturers; vanadium chemicals for use in the synthetic rubber and ceramics industries; polishing powders used by the glass polishing industry; and metal powders used in the manufacture of rocket fuel, automotive paints, and chemical and metallurgical products. These products generally are higher-margin and technically sophisticated.

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

     Foreign Operations and Currency Fluctuations - Metallurg has substantial operations outside the U.S. At December 31, 2003, Metallurg's operations located outside the U.S. represented approximately 57% (based on book values) of Metallurg's assets. Approximately 82% of Metallurg's employees were outside the U.S. Foreign operations are subject to certain risks that can materially affect the sales, profits, cash flows and financial position of Metallurg, including taxes on distributions or deemed distributions to Metallurg, Inc. or any U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, Metallurg's cost of sales for products manufactured in certain foreign locations can be impacted by changes in the rate of exchange of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While Metallurg engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the overall effectiveness or adequacy of Metallurg's hedging activities.

     Foreign Sales - Sales by Metallurg's domestic operations to foreign customers totaled $10.0 million; $8.9 million and $23.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Manufacturing Processes

     Metallurg's manufacturing processes involve melting, refining, casting, crushing, sizing, blending and packaging operations, which vary from product to product. For example, in the manufacture of ferrovanadium, SMC's Cambridge, Ohio plant consumes vanadium-containing raw materials, predominantly spent catalysts and residues from petrochemical refineries and ashes and residues from electric utilities burning fuel oil. The raw materials are melted and reductants are added to refine the chemistry of the production batch. The batch is poured into casting molds to form ingots, which are cooled and then crushed, sized, blended and packaged. In general, the manufacture of aluminum master alloys also follows similar principles using aluminum and other additives; however, these master alloys are generally cast as small ingots or processed into a solid rod form for delivery to the customer. The manufacture of briquettes and tablets involves the grinding and blending of raw materials, the compression of these materials into a compacted form and packaging for delivery to the customer. More sophisticated production routes are used for highly specialized products, which can require chemical processing or the use of a variety of other equipment.

Facilities and Operations

     Metallurg operates it corporate headquarters from a leased office in New York and owns all of the facilities listed below.

     Production Facilities - The following table sets forth, for each of Metallurg's producing subsidiaries, the location of its facilities and the key products manufactured by such subsidiary:

------------------------------------------------------------------------------------------------------
Manufacturing Subsidiary   Location                           Key Products
------------------------------------------------------------------------------------------------------
LSM                        Rotherham, U.K. (Plant)            Aluminum Alloying Tablets
                                                              Aluminum Master Alloys
                                                              Chromium Metal
                                                              Ferroboron
                                                              Ferrotitanium
                                                              Glass Polishing Powders
                                                              Metal Powders
                                                              Nickel Boron
                           Holyhead, U.K. (Plant)             Atomized Aluminum Powder
                           Minworth, U.K. (Plant)             Granulated Aluminum
                           Rjukan, Norway (Plant)             Aluminum Master Alloys

------------------------------------------------------------------------------------------------------
SMC                        Cambridge, Ohio (Plant)            Ferrovanadium
                                                              Vanadium Chemicals
                           Newfield, New Jersey (Plant)       Aluminum Alloying Tablets and Briquettes
                                                              Metal Powders

------------------------------------------------------------------------------------------------------
CIF                        Sao Joao del Rei, Brazil (Plant)   Aluminum Alloying Tablets
                                                              Aluminum Master Alloys
                                                              Niobium Oxide
                                                              Tantalum Oxide
                           Nazareno, Brazil (Mine)            Tantalum and Niobium Ore

------------------------------------------------------------------------------------------------------

     Sales Offices - Metallurg has sales personnel at its production facilities and at its separate representative offices in Brazil, Japan and Mexico.

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

     Metallurg also utilizes many other raw materials such as strontium, nickel, boron chemicals, mischmetal, manganese and chrome silicide in the manufacture of its broad product range, which are purchased as required from producers or traders. Coinciding with general sales terms, most purchases are made on a spot basis at market prices to minimize the risk of exposure to market fluctuations.

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

     Superalloy and Titanium Alloy Industries - Metallurg has competition in chromium metal from Delachaux S.A., certain Chinese and CIS sources and, to a limited extent, the Eramet Group. Strategic Minerals Corporation and Reading Alloys, Inc. compete internationally with Metallurg in vanadium aluminum. Reading Alloys, Inc. also competes in sophisticated alloys for the superalloy industry, as do CBMM-Cia Brasileira de Metalurgia e Mineracao, Cabot Corporation and H.C. Starck GmbH & Co. KG in certain products.

Employees

     As of December 31, 2003, Metallurg employed approximately 900 people worldwide. Labor unions represent approximately 50% of Metallurg's employees. Unions represent employees at seven locations in the U.S., the U.K., Brazil and Norway. SMC's collective bargaining agreement with the United Steelworkers of America (USW, Local 4836-02), which covers 69 employees at the Cambridge, Ohio plant, expired on June 6, 2003. Following negotiations, SMC and the union reached an impasse on June 15, 2003. The union employees worked under the terms of SMC's last offer for a proposed new contract until December 8, 2003, at which time they went on strike and SMC hired temporary replacement workers. A new three-year contract was ratified by the union on April 14, 2004. SMC's collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW, Local 2327), which covers 24 employees at the Newfield, New Jersey plant expires on May 24, 2004. A new four year agreement was ratified effective on that date. Many of the collective bargaining agreements covering Metallurg's union employees at its foreign subsidiaries are renewable on an annual basis. Metallurg's relationships with its unions are managed at the local level and are considered by management to be satisfactory.

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

     Anti-dumping duty rates are subject to annual review by the Department of Commerce. Metallurg had revenues of approximately $14 million from sales of ferrovanadium produced by Metallurg and sold in the U.S. for the year ended December 31, 2003. If the anti-dumping duties are not maintained at or near their current levels, Metallurg may be materially adversely affected.

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

     SMC is addressing certain environmental conditions at the Cambridge, Ohio plant pursuant to a judicial consent order entered into with the State of Ohio in 1997. SMC submitted to the Nuclear Regulatory Commission ("NRC") in July 1999 a plan for decommissioning slag piles at the Cambridge facility. Such plan contemplates capping the slag piles on-site, an alternative that the Ohio Environmental Protection Agency ("OEPA") has approved. Before the NRC completed its review of the plan, the NRC delegated its regulatory authority over the site to the Ohio Department of Health ("ODH") in August 1999. The ODH is now the governmental entity responsible for overseeing the decommissioning of the slag piles. SMC has been engaged for some time in discussions with the ODH and the OEPA with respect to such decommissioning plan and related alternatives, and with the OEPA on various matters that are regulated under the Resource Conservation and Recovery Act ("RCRA"), including alleged past violations of certain RCRA provisions. The possibility of penalties being assessed has arisen, and while there can be no assurance that SMC will not make certain payments in connection therewith, management does not expect that the outcome of these discussions will have a material adverse effect on the operations, cash flow or financial position of Metallurg. At December 31, 2003, liabilities of $10.1 million remain outstanding from provisions made in prior periods for the estimated future costs associated with the decommissioning of NRC (now ODH) regulated materials and the remediation of sediments at the Cambridge site. SMC finalized remediation plans with respect to these areas with the OEPA and ODH during 2003 and commenced work in accordance with such plans. A plan for the creation of wetlands is intended to be submitted during 2004. SMC expects to spend the amount reserved for outstanding liabilities over the next 4 years.

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

     At December 31, 2003, liabilities of $19.3 million remain outstanding for the estimated future costs associated with the decommissioning of NRC regulated materials and the remediation of groundwater (as to which SMC is exploring alternative treatment approaches), soil and sediments at the Newfield site. SMC expects to expend such amount over the next 15 years or sooner if an acceptable alternative approach for the remediation of groundwater is identified and approved by the interested regulatory authorities.

     There can be no assurance that SMC will not incur additional expenses related to the environmental projects at the Cambridge and Newfield sites.

     Liabilities for known environmental matters and Metallurg's related accounting policies are summarized in "Note 16. Environmental Liabilities" and "Note 2. Summary of Significant Accounting Policies - Environmental Remediation Costs and Recoveries" to the Company's Consolidated Financial Statements. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources - Environmental Remediation Costs."

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

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

Item 5. Market for the Company's Equity and Related Stockholder Matters.

Metallurg Holdings

     Metallurg Holdings issued no securities during 2003.

     There is no public trading market for Metallurg Holdings' equity securities.

     Metallurg Holdings is currently prohibited under Delaware law from paying dividends because its total liabilities exceeded its total assets at December 31, 2003. In addition, Metallurg Holdings does not presently intend to pay any dividends, although it may choose to do so in the future. Metallurg Holdings is restricted in the amount of dividends payable to its shareholders as a result of the indenture for the Senior Discount Notes. Under the terms of the indenture, Metallurg Holdings is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg Holdings is permitted to make future restricted payments in the amount of $7.5 million as of December 31, 2003.

     In January 2004, Metallurg Holdings did not have sufficient cash on hand to make the interest payment due on its Senior Discount Notes. Therefore, Metallurg, Inc. loaned Metallurg Holdings $1.5 million to pay interest on the Senior Discount Notes held by non-related parties. In addition, Metallurg, Inc. and another related party bought a $5.1 million note and a $1.1 million note, respectively, from Metallurg Holdings with the proceeds of the interest payment due to them as a holders of Senior Discount Notes.

     Metallurg Holdings is a holding company with limited operations of its own. Substantially all of Metallurg Holdings' operating income is generated by Metallurg. As a result, Metallurg Holdings will rely upon distributions or advances from Metallurg, Inc. to provide the funds necessary to meet its debt service obligations. Metallurg Holdings currently does not expect to have sufficient cash on hand to make future interest payments due on its Senior Discount Notes. While Metallurg, Inc. may be able to distribute cash to Metallurg Holdings for the purpose of making future interest payments, Metallurg, Inc. is currently prohibited under Delaware law from paying dividends because its total liabilities exceeded its total assets at December 31, 2003. In addition, Metallurg, Inc. could be prohibited from making cash distributions at such time under the restrictive covenants of its revolving credit facility with Fleet National Bank. See "Note 12. Borrowings" to the Company's Consolidated Financial Statements. All of Metallurg's outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes. If Metallurg Holdings were unable to make its interest payments when due, it would lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default in accordance with the terms of Metallurg, Inc.'s Senior Note indenture (see below).

Metallurg

     There is no public trading market for Metallurg, Inc.'s equity securities, all of which are owned by Metallurg Holdings.

     On November 20, 1998, the Board of Directors of Metallurg, Inc. (the "Board") adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"). Under the ECP, 500,000 shares of common stock are authorized for stock awards and stock options. Pursuant to the ECP, from 1998 through 2003, the Board has awarded to eligible executives and non-employee Board members options to purchase an aggregate of 215,000 shares of common stock, net of cancellations and forfeitures, at an exercise price of $30.00 per share. Such options have a term of ten years and vest in most cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant.

     Metallurg, Inc. did not issue any securities during 2003.

     Metallurg, Inc. is currently prohibited under Delaware law from paying dividends because its total liabilities exceeded its total assets at December 31, 2003. In addition, Metallurg, Inc. is restricted in the amount of dividends payable to its shareholder as a result of the indenture for its 11% Senior Notes due 2007 (the "Senior Notes"). Under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. Under the terms of the formula, Metallurg, Inc. was permitted to make future restricted payments in the amount of $7.5 million as of December 31, 2003.

     As discussed above, Metallurg, Inc. loaned Metallurg Holdings $1.5 million, a restricted payment under the terms of its indenture, to pay interest on the Senior Discount Notes held by non-related parties. In addition, Metallurg bought a $5.1 million note from Metallurg Holdings with the proceeds of the interest payment due to them as a holder of Senior Discount Notes. This is also a restricted payment under the terms of Metallurg's indenture. As a result of these two transactions, Metallurg's ability to make future restricted payments is limited to $0.9 million.

     In addition to the above restrictions under the Senior Note indenture, Metallurg, Inc.'s revolving credit facility with Fleet National Bank limits the payment of dividends and other payments to Metallurg Holdings. In order to facilitate Metallurg Holdings' January 2004 interest payment due on the Senior Discount Notes, Metallurg negotiated amendments to its revolving credit agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources" and "Note 12. Borrowings" to the Company's Consolidated Financial Statements.

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

Item 6. Selected Financial Data.

     The following table presents selected historical financial data of the Company as of and for the fiscal year ended January 31, 2000 and the years ended December 31, 2000, 2001, 2002 and 2003. All information in the table has been restated to reflect the new reporting entity and the reclass of certain amounts to discontinued operations. See "Note 3. Change in Reporting Entity" and "Note
4. Discontinued Operations" to the Company's Consolidated Financial Statements.

     Effective December 31, 2000, Metallurg Holdings and Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the year ended December 31, 2000 includes 11 months of results for Metallurg Holdings, the parent holding company, and Metallurg, Inc., and, consistent with historical reporting practice, the 12 months ended December 31, 2000 of results for its operating subsidiaries.

     Information as of and for the years ended January 31, 2000 and December 31, 2000 is derived from the consolidated financial statements of the Company, as restated. Information as of and for the years ended December 31, 2001, 2002 and 2003 is derived from the consolidated financial statements of the Company, included elsewhere herein.

     The information in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

                             SELECTED FINANCIAL DATA
                                 (In thousands)

                                                                          Year Ended
                                          -----------------------------------------------------------------------
                                          January 31,   December 31,   December 31,   December 31,   December 31,
                                             2000           2000           2001           2002           2003
                                          -----------   ------------   ------------   ------------   ------------
Statement of Operations Data:
Total revenue .........................     $322,897      $361,285       $336,704       $277,781       $283,349
Gross profit ..........................       27,957        46,924         43,834         23,066         21,979
Operating income (loss) (a) ...........       (1,034)       (2,888)        12,258         (8,006)       (52,133)
Extraordinary items, net of tax (b) ...           --        32,649             --             --             --
Net (loss) income .....................      (20,900)       32,067         (5,781)       (22,714)       (68,407)

                                          January 31,   December 31,   December 31,   December 31,   December 31,
                                             2000           2000           2001           2002           2003
                                          -----------   ------------   ------------   ------------   ------------
Balance Sheet Data:
Total assets ..........................     $269,643      $262,350       $246,265       $255,188       $200,235
Total debt ............................      180,928       204,721        157,912        162,776        168,672

(a)  Includes:

     o environmental expense recoveries of $5,501, $750, $631 and $3,000 for the years ended January 31, 2000, and December 31, 2000, 2001 and 2002, respectively (See "Note 16. Environmental Liabilities" to the Company's Consolidated Financial Statements); and

     o restructuring and asset impairment charges of $2,357, $3,510 and $10,895 for the years ended January 31, 2000 and December 31, 2002 and 2003, respectively (See "Note 7. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements).

     o goodwill impairment charge of $32,486 for the year ended December 31, 2003 (See "Note 9. Goodwill and Other Intangible Assets" to the Company's Consolidated Financial Statements).

(b) Reflects the extinguishment of certain Senior Discount Notes and the write-off of related issuance costs (See "Note 5. Extraordinary Items" to the Company's Consolidated Financial Statements).

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

     Factors that may cause the Company's results to be materially different include:

     o    The cyclical nature of Metallurg's business.

     o Metallurg's dependence on foreign customers. Metallurg operates throughout the world and derives a significant amount of its revenues from outside of the U.S.

     o The impact of changes in foreign exchange rates and foreign trade regulations on Metallurg's competitive standing. Revenues and earnings from outside the U.S. could be materially affected by exchange rate fluctuations.

     o The ability to complete a restructuring of its balance sheet on favorable terms, if at all.

     o    The ability to meet debt service requirements.

     o The availability of raw materials, particularly vanadium-containing materials. See "Items 1 and 2. Business and Properties - Limited Sources for Raw Materials".

     o    The impact of worldwide competition.

     o The economic strength of Metallurg's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets.

     o    The impact of changes in technology and methods of marketing.

     o The accuracy of Metallurg's estimates of the costs of environmental remediation.

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

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Metallurg is a leading international producer and seller of high-quality specialty metals and metal alloys that are essential to the production of high-performance aluminum and titanium alloys, specialty steels, superalloys and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing, capital equipment and construction industries. Metallurg operates production facilities in the U.K., the U.S. and Brazil. Metallurg's products are primarily sold to one of three major market sectors: the aluminum industry, the steel industry and the superalloy industry.

     Overall operating conditions in each of these sectors have remained quite challenging over the past few years with significant pressure on prices caused by increased competition, lower overall demand from customers and lackluster economic conditions worldwide. These difficult business conditions persisted throughout most of 2003. Demand started to show signs of improvement in the fourth quarter of 2003 due to higher economic activity in Europe, the Americas and especially Asia. Additionally, a sharp decline in the U.S. dollar, in the fourth quarter of 2003, caused prices for some of our products to rise as foreign competitors increased prices to offset the negative effect of the currency movement. While we cannot predict demand or prices in the markets we serve, this discussion presents a general overview of each of our major market sectors:

     Demand from the aluminum market increased during the second half of the year, coinciding with increased global economic activity. On the supply side, there still exists a significant amount of excess, as well as idle, capacity in the industry. While prices for aluminum increased during 2003, especially in the second half, our main products - aluminum master alloys and compacted products - continue to be subject to pricing pressure, primarily due to overcapacity. Continuing consolidation in the aluminum industry also has contributed to the pressure on prices for our products. These same conditions are expected to continue in 2004, as the industry still faces overcapacity and significant price competition. During January 2004, Metallurg decided to start the closure process of its master alloy facility in Norway (Hydelko). Customers will continue to be served from our facilities in the U.K. and Brazil. Metallurg continues to implement cost reduction initiatives to offset price declines.

     The domestic steel industry is operating at moderately high levels of production. Industry fundamentals for the steel sector have improved from the difficult conditions seen over the past few years, particularly as a result of the consolidation of a number of producers within the industry and the weak U.S. dollar. During 2003, fundamentals in the ferrovanadium market have changed as several producers closed operations due to very low pricing over the past few years. Due to a shortage of raw materials, Metallurg was forced to significantly cut production rates at its processing facility in Ohio, adding to a lack of ferrovanadium units in North America. Also, a labor strike at this facility during the second half of the year impacted overall production rates. Demand for ferrovanadium has recently improved, driven in part by increased demand for ferrovanadium-containing steels in Chinese construction applications. The global supply/demand outlook for ferrovanadium has changed, with Asia expected to become a net importer of material instead of a net exporter. As a result, prices for ferrovanadium steadily increased in 2003, and in early 2004, increased to levels not seen since the mid 1990's. Metallurg has been unable to take advantage of increased selling prices due to a shortage of raw materials and the impact of the labor strike, which reduced production rates while increasing operating costs. Efforts have been made in early 2004 to secure additional sources of raw materials to lower production costs and enhance profitability. The impact of these efforts is not expected to be realized until the second quarter of 2004. Also in April 2004, the labor strike at Metallurg's vanadium recycling facility in Ohio was settled.

     The superalloy industry continues to be impacted by the downturn in the commercial aerospace industry, as well as a reduction in power generation projects and services (i.e., land-based turbines). Commercial production rates for the aerospace industry are well below historical averages, especially in the U.S. Due to the long lead times in this market, excess inventory has been a factor leading to low prices and volumes for products supplied to this industry. Metallurg does not expect the superalloy sector to show significant signs of improvement in 2004.

     Metallurg's financial performance over the past year has been adversely impacted by increased competition, lower overall demand from customers and lackluster economic conditions worldwide, which put significant downward pressure on the selling price of Metallurg's products. As a result of these circumstances, Metallurg has entered into amendments to its revolving credit facility in the U.S. and its term loan facilities in the U.K. Certain of these amendments provide additional availability, more flexible financial covenant requirements and extended terms.

     Metallurg Holdings currently does not expect to have sufficient cash on hand to make the interest payments due on its Senior Discount Notes. As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc. Such foreclosure would create a default in accordance with the indenture terms of the Senior Notes. In the event Metallurg is unable to modify the terms of its existing credit facility or obtain other sources of capital and liquidity, it is possible that Metallurg could be unable to satisfy other obligations as they become due.

     During 2003, Metallurg continued to restructure its businesses. Metallurg took action to reduce costs at LSM through employee terminations and discontinuing unprofitable businesses and in North America by consolidating sales offices. In September 2003, Metallurg sold all of its interests in its German facility engaged in the manufacture of low carbon ferrochrome; and its Turkish chrome ore mines. In December 2003, Metallurg reached an agreement to sell its South African sales office. This sale was completed in March 2004. See "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

Results of Operations

     The following information has been restated to reflect the new reporting entity and the reclass of certain amounts to discontinued operations. See "Note
3. Change in Reporting Entity" and "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

                                                                                 Intersegment
(In thousands)                           LSM        SMC       CIF       Other    Eliminations   Consolidated
                                      --------   --------   -------   --------   ------------   ------------
Year Ended December 31, 2003
Total revenue .....................   $168,216   $ 98,742   $33,196   $ 29,880     $(46,685)      $283,349
Gross profit ......................     14,072      2,483     2,182      3,365         (123)        21,979
SG&A ..............................     14,440      7,526     1,989      6,776           --         30,731
Restructuring  and asset
   impairment charges .............     10,358         --        --     33,023           --         43,381
Operating (loss) income ...........    (10,726)    (5,043)      193    (36,434)        (123)       (52,133)
Interest expense, net .............     (1,473)      (462)     (847)   (15,377)          --        (18,159)
Income tax (benefit) provision ....       (235)    (2,358)       22      2,308           --           (263)
Net loss ..........................    (11,906)    (3,147)     (676)   (89,011)      36,333        (68,407)

Year Ended December 31, 2002
Total revenue .....................   $160,978   $ 92,053   $32,869   $ 41,150     $(49,269)      $277,781
Gross profit ......................     12,606      1,078     2,960      4,809        1,613         23,066
SG&A ..............................     11,620      9,234     1,590      8,118           --         30,562
Environmental expense recoveries ..         --     (3,000)       --         --           --         (3,000)
Restructuring  and asset
   impairment charges .............      1,068        453        --      1,989           --          3,510
Operating (loss) income ...........        (82)    (5,609)    1,370     (5,298)       1,613         (8,006)
Interest expense, net .............     (1,509)      (368)     (745)   (15,784)          --        (18,406)
Income tax provision (benefit) ....        868     (2,026)      173      1,825           --            840
Net (loss) income .................     (2,452)    (3,951)      452    (20,728)       3,965        (22,714)

Year Ended December 31, 2001
Total revenue .....................   $173,161   $104,068   $39,383   $ 78,804     $(58,712)      $336,704
Gross profit ......................     14,192      4,248     7,978     17,832         (416)        43,834
SG&A ..............................     10,311      9,810     1,831     10,255           --         32,207
Environmental expense recoveries            --       (631)       --         --           --           (631)
Operating income (loss) ...........      3,881     (4,931)    6,147      7,577         (416)        12,258
Interest expense, net .............     (1,651)      (146)     (982)   (13,875)          --        (16,654)
Income tax provision (benefit) ....        630     (2,925)    1,678      3,168           --          2,551
Net income (loss) .................      1,795     (2,152)    3,487     13,450      (22,361)        (5,781)

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Total Revenue

     Consolidated total revenue increased by $5.6 million (2%) in the year ended December 31, 2003.

     LSM revenue was $7.2 million (4%) higher than the year ended December 31, 2002. Sales of aluminum master alloys and compacted products increased by $3.7 million, primarily as a result of a 4% increase in sales volume. Sales of aluminum powder rose by $0.4 million, due to product mix, which resulted in higher average selling price. Sales of ferrotitanium were $2.4 million higher, due to a 20% increase in average unit selling prices, despite a 4% decrease in sales volumes. Sales of metal powders rose by $2.4 million as a result of increases in both sales volume and average selling prices. Sales of chrome products were lower by $1.9 million due to a 9% decrease in sales volume.

     SMC revenue was $6.7 million (7%) higher than the year ended December 31, 2002. Sales of compacted aluminum products increased by $4.9 million, despite a drop in average selling prices, as a result of an increase of 47% in shipments. Sales of vanadium products, produced in SMC's Ohio plant, increased by $3.0 million as a result of increased average selling prices, despite a drop in sales volume due to lack of raw materials. Sales of niobium products fell by $3.3 million, primarily as a result of a drop in shipments of ferroniobium to the steel industry. Sales of chrome products were higher by $3.0 million due to an 11% increase in sales volume.

     CIF revenue was $0.3 million (1%) higher than the year ended December 31, 2002. Sales of aluminum master alloys increased by $1.2 million, primarily as a result of a 5% increase in selling prices. Sales of tantalum and niobium products decreased by $1.1 million, due to a drop in demand and lower selling prices.

     Revenue from operations included in "Other" declined by $11.3 million in the year ended December 31, 2003, primarily due to a drop in demand and selling prices of tantalum products.

Gross Profit

     Consolidated gross profit decreased to $22.0 million (7.8% of total revenue) for the year ended December 31, 2003 from $23.1 million (8.3% of total revenue) for the year ended December 31, 2002.

     LSM gross profit was $1.5 million (12%) higher than the year ended December 31, 2002. Gross profits from chrome products increased by $1.7 million as a result of the improved product costs. Gross profits from aluminum master alloys, compacted aluminum products and aluminum powder decreased by $0.5 million. Higher unit costs, resulting from price competition and oversupply in the industry, offset increased volumes.

     SMC gross profit was $1.4 million (130%) higher than the year ended December 31, 2002. Gross profit from aluminum products rose by $2.0 million, due to increased shipments and lower costs resulting from the restructuring of operations during 2002. Gross profit from chrome products rose by $0.8 million, due to improved volume and selling prices, particularly from lower grade products sold to the steel industry. Gross profit from vanadium products decreased by $1.3 million, as average costs rose faster than an increase in average selling prices.

     CIF gross profit was $0.8 million (26%) below the year ended December 31, 2002 due to higher unit costs on aluminum products.

     Gross profit from operations included in "Other" was $1.4 million (30%) below the year ended December 31, 2002 due primarily to decreased margins on tantalum products resulting from a decline in selling prices.

Selling, General and Administrative Expenses ("SG&A")

     SG&A was virtually unchanged at $30.7 million for the year ended December 31, 2003 versus $30.6 million for the year ended December 31, 2002. For the year ended December 31, 2003, SG&A represented 10.8% of total revenue compared to 11.0% for the year ended December 31, 2002.

Restructuring and Asset Impairment Charges, Net

     Metallurg Holdings performs an annual review of goodwill to determine possible impairment. As a result of continuing operating losses at all of the production facilities, Metallurg Holdings has determined that it will be unable to recover the carrying value of its goodwill at December 31, 2003 and recorded an impairment of the goodwill of $32.5 million included in "Other" in the table above.

     As a result of continuing weakness in operating performance, particularly in its metal catalyst and aluminum businesses, LSM implemented a restructuring plan in September 2003 designed to streamline production, improve productivity and reduce costs. Due to a significant deterioration in its metal catalyst business, LSM determined that certain of its plant assets were impaired because recovery of the net book values from projected future undiscounted cash flows could no longer be expected. In the third quarter of 2003, LSM recognized a $2.2 million non-cash impairment loss, which reduced the carrying value of these assets to zero. Plant operations ceased in the fourth quarter of 2003 and the plant assets were abandoned.

     As a result of continuing losses in its aluminum business due to aggressive price competition and industry wide over-capacity, LSM determined that its plant assets in Norway were similarly impaired. In the fourth quarter of 2003, LSM recognized a non-cash impairment loss of approximately $4.5 million for impairments of fixed assets and goodwill related to these operations. In 2004, LSM announced that it would close down the Norwegian plant. In the fourth quarter of 2003, LSM also accrued severance costs of approximately $3.7 million relating to workforce reductions of 62 employees at its Rotherham, U.K. location.

     In a continuing effort to improve Metallurg's competitive position and to reduce costs, a plan was implemented in the third quarter of 2003 to consolidate sales and administrative functions performed by Metallurg's Canadian operations into the New Jersey operations of SMC. As a result of this plan, Metallurg recognized a pre-tax restructuring charge of $0.4 million, for severance costs of seven employees. Activities of the Canadian entity are expected to cease completely in the first quarter of 2004. Also in 2003, Metallurg transferred certain sales and administrative functions for tantalum and niobium products from its headquarters location to its production facilities in Brazil. As a result, severance costs of $0.1 million for two employees were recorded at December 31, 2003.

     During 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at corporate headquarters, LSM and SMC. The restructuring plan included the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. A charge of $3.5 million was incurred in the year ended December 31, 2002, primarily for severance costs of terminated employees.

     See "Note 7. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements.

Operating (Loss) Income

     There was an operating loss of $52.1 million for the year ended December 31, 2003 compared to an operating loss of $8.0 million for the year ended December 31, 2002, due primarily to the restructuring and asset impairment charges, discussed above. In addition, SMC recognized an environmental expense recovery of $3.0 million for the year ended December 31, 2002.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2003       2002
                                                           --------   --------
Interest income.......................................     $    974   $    607
Interest expense......................................      (19,133)   (19,013)
                                                           --------   --------
   Interest expense, net..............................     $(18,159)  $(18,406)
                                                           ========   ========

Income Tax (Benefit) Provision

     Income tax (benefit) provision was as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                                2003   2002
                                                               -----   ----
Total current.........................................         $(171)  $524
Total deferred........................................           (92)   316
                                                               -----   ----
   Income tax (benefit) provision.....................         $(263)  $840
                                                               =====   ====

     The difference between the statutory federal income tax rate and the Company's effective rate of 0.4% for the year ended December 31, 2003, is principally due to: (i) the excess of statutory federal income tax rates over foreign tax rates; (ii) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; and (iii) taxes paid on foreign dividends. See "Note 14. Income Taxes" to the Company's Consolidated Financial Statements.

Net Loss

     The Company had a net loss of $68.4 million for the year ended December 31, 2003 compared to a net loss of $22.7 million for the year ended December 31, 2002 due primarily to operating results and the restructuring and asset impairment charges discussed above. Net losses also included income from discontinued operations of $1.4 million and $2.3 million, net for the years ended December 31, 2003 and 2002, respectively. See "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Total Revenue

     Consolidated total revenue decreased by $58.9 million (17%) in the year ended December 31, 2002.

     LSM revenue was $12.2 million (7%) lower than the year ended December 31, 2001. Niobium product sales declined by $7.1 million after an agency agreement for ferroniobium was terminated at the end of 2001. Sales of chrome products, primarily chrome metal, fell by $3.4 million, as both demand and prices fell. Sales of aluminum powder fell by $1.6 million as a drop in average selling price more than offset a small increase in volume. Sales of nickel boron and other nickel products fell by $1.2 million, primarily as a result of a fall in market prices. Demand for compacted aluminum products fell, causing a $0.4 million decrease in sales despite an increase in unit selling prices. Demand for aluminum master alloys increased, but total sales rose by only $0.4 million as a result of a fall in selling prices. Sales of metal powders rose by $0.6 million, despite a 25% increase in volume, as average unit selling prices declined. Sales of titanium products, primarily ferrotitanium, were $1.0 million higher, mainly due to a small increase in average unit selling prices.

     SMC revenue was $12.0 million (12%) lower than the year ended December 31, 2001. Sales of chrome products fell by $9.8 million, due to a 38% decline in demand, offset by a 12% improvement in unit prices. Niobium products sales fell by $0.9 million primarily as a result of a drop in unit selling prices. Sales of vanadium products, produced in SMC's Ohio plant, fell by $0.4 million despite a small strengthening of prices, as demand weakened slightly. Sales of aluminum products increased by $1.4 million, primarily due to an increase in volume of compacted products, partly offset by a 20% drop in average selling prices.

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

     Revenue from operations included in "Other" declined by $37.7 million in the year ended December 31, 2002, primarily due to the drop in tantalum demand and prices, discussed above.

Gross Profit

     Consolidated gross profit decreased to $23.1 million (8.3% of total revenue) for the year ended December 31, 2002 from $43.8 million (13.0% of total revenue) for the year ended December 31, 2001.

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

     CIF gross profit was $5.0 million (63%) below the year ended December 31, 2001. A $5.5 million (90%) decline in gross profits from tantalum and niobium products, following the price correction discussed above, was partially offset by an increase of $0.5 million in profits from aluminum master alloys following the transfer of melting operations from SMC and the resulting volume increase.

     Gross profit from operations included in "Other" was $13.0 million (73%) below the year ended December 31, 2001 due primarily to decreased margins on tantalum products resulting from the decline in selling prices (see above).

Selling, General and Administrative Expenses

SG&A decreased to $30.6 million for the year ended December 31, 2002 from $32.2 million for the year ended December 31, 2001, a decrease of $1.6 million (5%). An increase in pension expense, primarily $1.5 million at LSM, was mostly offset by reductions in compensation and other expenses resulting from the restructuring program discussed below. The year ended December 31, 2001 included $2.0 million of goodwill amortization. Goodwill amortization ceased in 2002 following the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. For the year ended December 31, 2002, SG&A represented 11.0% of total revenue compared to 9.6% for the year ended December 31, 2001.

Restructuring Charges

     During 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at corporate headquarters, LSM and SMC. The restructuring plan includes the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. A charge of $3.5 million was incurred in the year ended December 31, 2002, primarily for severance costs of terminated employees.

     At corporate headquarters, Metallurg, Inc. recorded a restructuring charge of $2.0 million for severance costs of four corporate executives and five administrative employees, all of who were terminated during the year. Under the terms of their employment and severance agreements, the severance will be paid over a period of up to 18 months. Of this amount, $0.5 million was paid as of December 31, 2002.

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

     See "Note 7. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements.

Operating (Loss) Income

     There was an operating loss of $8.0 million for the year ended December 31, 2002 compared to operating income of $12.3 million for the year ended December 31, 2001, due primarily to the decrease in gross profit and the restructuring charges, discussed above. In addition, SMC recognized environmental expense recoveries of $3.0 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2002       2001
                                                           --------   --------
Interest income.......................................     $    607   $  1,507
Interest expense......................................      (19,013)   (18,161)
                                                           --------   --------
   Interest expense, net..............................     $(18,406)  $(16,654)
                                                           ========   ========

     Interest income decreased as a result of lower cash balances, primarily in the U.S. See "Note 12. Borrowings" to the Company's Consolidated Financial Statements.

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                              2002    2001
                                                              ----   ------
Total current.........................................        $524   $1,944
Total deferred........................................         316      607
                                                              ----   ------
   Income tax provision, net..........................        $840   $2,551
                                                              ====   ======

     The difference between the statutory federal income tax rate and the Company's effective rate of (3.2)% for the year ended December 31, 2002, is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance;
(ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate. See "Note 14. Income Taxes" to the Company's Consolidated Financial Statements.

Net (Loss) Income

     The Company had a net loss of $22.7 million for the year ended December 31, 2002 compared to $5.8 million for the year ended December 31, 2001. Net loss also included income from discontinued operations of $2.3 million and $1.0 million, net for the years ended December 31, 2002 and 2001, respectively. See "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

Liquidity and Financial Resources

General

     The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At December 31, 2003, the Company had $18.6 million in cash and cash equivalents and working capital of $63.4 million as compared to $24.3 million and $73.3 million, respectively, at December 31, 2002.

     The Company's financial performance over the past year, however, has been adversely impacted by increased competition, lower overall demand from customers and lackluster economic conditions worldwide, which put significant downward pressure on the selling price of the Company's products. As a result of these circumstances, the Metallurg, Inc. has entered into amendments to its revolving credit facility in the U.S. and its term loan facilities in the U.K. Certain of these amendments provide additional availability, more flexible financial covenant requirements and extended terms.

     The Company does not expect to have sufficient cash on hand to make the interest payments due on the Senior Discount Notes. As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc. Such foreclosure would create a default in accordance with the indenture terms of the Senior Notes and result in an acceleration of $100 million of Senior Note indebtedness.

     On June 1, 2004, Metallurg did not make the $5.5 million semi-annual interest payment due on such date in respect of its Senior Notes. Under the terms of the indenture governing the Senior Notes, Metallurg's failure to make the interest payment may be cured within 30 days. If such payment default is not cured within the 30-day grace period, an event of default will occur in respect of the Senior Notes as well as under the Revolving Credit Facility (described below). In addition, in the event that the maturity of the Senior Notes or the Revolving Credit Facility is accelerated as a result of such an event of default, an event of default will occur under the Senior Discount Notes of Metallurg Holdings. As all of Metallurg's outstanding common stock has been pledged as collateral for the Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg is unable to make its interest payments when due, it could lead to a foreclosure on Metallurg's common stock.

     Metallurg is highly leveraged. Interest payments of $5.5 million are due in both June and December 2004 on the Senior Notes. In addition, Metallurg, Inc.'s Revolving Credit Facility, as described below, with an outstanding amount of $21.1 million at December 31, 2003, consisting of outstanding letters of credit, is scheduled to expire on October 29, 2004. Metallurg is currently in compliance with the terms of the Revolving Credit Facility, as amended. In the event the Company does not succeed in its restructuring efforts, described below, it is likely that liquidity will be inadequate to enable the Company to continue to make the interest payments required with respect to the Senior Discount Notes and the Senior Notes and repay the Revolving Credit Facility.

     In March 2004, Metallurg, Inc. retained Compass Advisers, LLP, as financial advisors, and Paul, Weiss, Rifkind, Wharton & Garrison, LLP, as legal counsel, to assist the Company in analyzing and evaluating possible transactions for the principal purpose of refinancing the Revolving Credit Facility and restructuring the balance sheets of the Company and Metallurg. Metallurg is currently engaged in negotiations with potential lenders regarding a refinancing of the Revolving Credit Facility. The Company neither expresses any opinion nor gives any assurances whatsoever regarding whether, when, or on what terms it will be able to refinance the Revolving Credit Facility or complete any broader restructuring of its or Metallurg's respective balance sheets. Management believes that the refinancing and restructuring is essential to the long-term viability of the Company. If the Company and Metallurg are not able to reach agreements that favorably resolve these issues, the Company likely will not have adequate liquidity to enable it to make the interest payments required with respect to its Senior Discount Notes, and Metallurg likely will not have adequate liquidity to enable it to make the interest payments required with respect to its Senior Notes, or to repay the Revolving Credit Facility. In such event, the Company and Metallurg may have to resort to certain other measures to resolve its liquidity issues, including having the Company or Metallurg, or both companies, ultimately seek the protection afforded under the United States Bankruptcy Code. Furthermore, any negotiated refinancing of the Revolving Credit Facility or negotiated restructuring of the respective balance sheets of the Company and Metallurg may require that the Company or Metallurg, or both such companies, seek the protection afforded under the reorganization provisions of the United States Bankruptcy Code.

     The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flow Information

     Cash Flows from Operating Activities - Cash used in operating activities was $17.1 million for the year ended December 31, 2003, compared to $7.4 million of cash provided by operating activities for the year ended December 31, 2002. Both periods included interest payments of $11.0 million on the Senior Notes. In 2003, the use of cash resulted from a net loss, adjusted for depreciation and other non-cash items, and cash payments for restructuring accruals. In 2002, a net loss, adjusted for depreciation and other non-cash items, was more than offset by a decrease in working capital. SMC realized an environmental expense recovery upon receipt of $3.0 million in 2002, upon settlement with an insurance company relating to coverage for certain environmental claims.

     Cash Flows from Investing Activities - Net cash used in investing activities decreased to $1.9 million for the year ended December 31, 2003, from $14.0 million for the year ended December 31, 2002. Capital expenditures were $7.7 million lower in 2003. In addition, Metallurg received a repayment of $1.0 million in 2003 on the $7.0 million loan made to a former German subsidiary at the time of its sale in 2002.

     Cash Flows from Financing Activities - Cash provided by financing activities was $12.4 million for the year ended December 31, 2003, compared to $7.5 million for the year ended December 31, 2002. Cash proceeds of $10.0 million in 2003 and $3.5 million in 2002, from the sales of certain businesses to members of a common controlled group, were recorded as capital contributions in accordance with prescribed accounting principles. Dividends received from these entities prior to their sales have been reclassified as capital contributions in all periods presented. See "Note 3. Change in Reporting Entity" to the Company's Consolidated Financial Statements.

Credit Facilities and Other Financing Arrangements

     Revolving Credit Facility - Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") have a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility"), which expires in October 2004. This facility, as amended in October 2003 and in January 2004, provides the Borrowers with up to $27.0 million for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 3.5% or
(ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.25% - 0.50% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and special cash collateral, as defined. At December 31, 2003, there were no borrowings under this facility; however, outstanding letters of credit totaled $21.1 million. In addition, the Borrowers had unused borrowing capacity of $0.5 million under this facility.

     The Revolving Credit Facility limits Metallurg, Inc.'s ability to make dividend payments and other payments to Metallurg Holdings. In addition, the Borrowers and certain subsidiaries were required to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10.0 million level. Liquidity, as defined, was $10.5 million at December 31, 2003. On January 14, 2004, the Revolving Credit Facility was amended and the minimum liquidity covenant was eliminated. In its place, Metallurg was required to deposit a total of $7.0 million into a restricted cash account.

     LSM Revolving Credit Facilities - LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). In 2003, these overdraft facilities were reduced by 'L'2.0 million ($3.6 million). These facilities now provide LSM with up to 'L'5.5 million ($9.8 million) of borrowings, 'L'40.3 million ($71.7 million) of foreign exchange contracts and options and 'L'4.0 million ($7.1 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are secured by the assets of LSM and are repayable on demand. Outstanding loans under these facilities bear interest at rates of LIBOR plus 1.5% to 1.75%. At December 31, 2003, there were no borrowings under these facilities. LSM's Norwegian subsidiary has an unsecured overdraft facility of NOK 15.0 million ($2.2 million). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At December 31, 2003, there was NOK 9.8 million ($1.5 million) outstanding under this facility.

     LSM Term Loans - In December 2003, LSM refinanced its four revolving term loan facilities with Barclays and HSBC into two new term loans. The loan with Barclays is for 'L'6.0 million ($10.7 million) for a term of three years and bears interest at LIBOR plus 1.75%. Quarterly repayments of 'L'0.2 million ($0.3 million) commence in June 2004. The loan with HSBC is for 'L'6.0 million ($10.7 million) for a term of five years and bears interest at LIBOR plus 1.65%. Quarterly repayments of 'L'0.2 million ($0.4 million) commence in July 2004. These term loan facilities are secured by the assets of LSM and require LSM to comply with various covenants, including the maintenance of minimum tangible net worth and interest coverage. The Norwegian subsidiary has an unsecured term loan with a remaining balance of NOK 6.8 million ($1.0 million). This term loan incurs interest at NIBOR plus 1.25% and will be repaid in 2004 after the closure of this facility.

     Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks totaling $5.4 million. Borrowings under these arrangements aggregated $4.3 million at December 31, 2003 at a weighted-average interest rate of 9.9%.

Contractual Cash Obligations

     As described in Notes 12 and 18 to the Company's Consolidated Financial Statements at December 31, 2003, the Company is obligated to make future payments under various contracts, such as debt and lease agreements. Significant contractual cash obligations of the Company are as follows (in millions):

                                                                   Payments Due By Period
                                                    ----------------------------------------------------
                                                             Less than                            After
                                                     Total    1 year     2-3 years   4-5 years   5 years
                                                    ------   ---------   ---------   ---------   -------
Contractual Cash Obligations:
   Long-term debt ...............................   $162.9     $ 2.5       $ 5.1       $145.3     $10.0
   Interest on Senior Discount Notes.............     25.7       5.1        10.3         10.3        --
   Interest on Senior Notes......................     44.0      11.0        22.0         11.0        --
   Non-cancelable operating leases...............      2.5       0.8         0.9          0.5       0.3
   Committed purchase obligations (a)............     76.6      29.8        21.7         10.6      14.5
   Pension plan contributions (b)................      4.7       4.7          --           --        --
                                                    ------     -----       -----       ------     -----
      Total contractual cash obligations.........   $316.4     $53.9       $60.0       $177.7     $24.8
                                                    ======     =====       =====       ======     =====

----------
(a) Represents purchase orders on hand at December 31, 2003, primarily for the purchase of inventory in the normal course of business.

(b) Only included in first period. Information is not available for subsequent periods.

Capital Expenditures

     Metallurg invested $2.9 million in capital projects during the year ended December 31, 2003. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to increase to approximately $3.8 million for the year ended December 31, 2004, including $1.7 million of capital investments which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items for the year ended December 31, 2004, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2005. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

     American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities," states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the year ended December 31, 2003, Metallurg spent $2.4 million for environmental remediation.

     In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of December 31, 2003, had an estimated net cost of completion of $25.6 million, net of trust funds of $3.9 million. Of this amount, $3.0 million is expected to be expended in 2004, $4.9 million in 2005 and $3.0 million in 2006. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities. See "Note 16. Environmental Liabilities" to the Company's Consolidated Financial Statements.

     While its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, Metallurg believes its cash balance, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

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

     Foreign Currency Exposures - Metallurg actively manages foreign currency exposures that are associated with foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the operating unit level. Metallurg uses forward contracts to mitigate exposures that cannot be naturally offset within an operating unit. See "Note 13. Financial Instruments" to the Company's Consolidated Financial Statements.

     Interest Rate Exposures - Metallurg has exposure to interest rate risk from its short-term and certain long-term debt. While the rates on Metallurg's long-term debt are generally fixed, LSM has term loans of 'L'12.0 million
($21.3 million) at variable rates. In December 2003, in conjunction with the refinancing of its revolving term loan facilities, LSM terminated the zero premium interest rate collar it had entered into in 2001 to hedge the interest on this variable rate long-term debt. See "Note 12. Borrowings" to the Company's Consolidated Financial Statements.

     Commodity Price Exposures - Metallurg is exposed to volatility in the prices of raw materials used in some of its products and uses forward contracts to manage some of those exposures. Where Metallurg does not take physical delivery of the raw material under the forward contract, gains and losses on these derivatives are recognized currently in earnings.

Going Concern

     In January 2004, Metallurg Holdings did not have sufficient cash on hand to make the interest payment due on its Senior Discount Notes. Therefore, Metallurg, Inc. loaned Metallurg Holdings $1.5 million, a restricted payment under the terms of Metallurg's indenture, to pay interest on the Senior Discount Notes held by non-related parties. In addition, Metallurg bought a $5.1 million note from Metallurg Holdings with the proceeds of the interest payment due to them as a holder of Senior Discount Notes. This is also a restricted payment under the terms of Metallurg's indenture. As a result of these two transactions, Metallurg's ability to make future restricted payments is limited to $0.9 million. As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it would lead to a foreclosure on its assets, principally the equity of Metallurg, Inc., and create a default in accordance with the terms of the Senior Note indenture.

Related Party Transactions

     In September 2003, the Company sold all of its ownership interests in its Weisweiler, Germany manufacturing facility and its Turkish chrome ore mines to LAGO, a German company and an affiliate of Safeguard International, the majority owner of Metallurg Holdings. See "Note 3. Change in Reporting Entity" to the Company's Consolidated Financial Statements.

     Accounts receivable and payable balances between the Company and affiliates of Safeguard International are shown as related party balances on the Company's Consolidated Balance Sheets.

     A note receivable from the German subsidiary sold in December 2002 is shown as a related party balance on the Company's Consolidated Balance Sheets. This note is subordinated and accrues interest at a rate of 10% per annum. Principal and interest payments are due from 2006 through 2010 and may be repaid prior to maturity under certain circumstances.

     Dr. Schimmelbusch and Mr. Spector are managing directors of the management company for Safeguard International, the majority owner of Metallurg Holdings, and in these positions receive compensation from this entity.

Critical Accounting Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. In applying the Company's significant accounting policies, as more fully discussed in "Note 2. Summary of Significant Accounting Policies", management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observances of trends in the industry, information provided by Metallurg's customers and information available from other outside sources, as appropriate. Estimates and assumptions about future events and their effects cannot be perceived with certainty and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Metallurg's operating environment changes. The Company deems the following estimates and accounting policies to be critical:

Inventories

     Metallurg's inventory is a significant component of current assets and is stated at the lower of cost or market. Metallurg regularly estimates the net realizable value of inventories on hand and adjusts the carrying amounts of these inventories to market value, less a normal profit margin, as necessary. Significant or unanticipated changes to market values of these items could impact the amount and timing of any such adjustments that may be required. Such provisions were not significant in the periods presented.

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

     The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The Company has used tax-planning strategies to realize net deferred tax assets in order to avoid the potential loss of future tax benefits. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes and valuation allowances against deferred taxes have been made for all years.

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

Long-Lived Asset Impairment

     The Company's recent history includes years with unprofitable results and negative cash flows. This history of losses is an indication that the carrying amounts of the Company's long-lived assets might not be recoverable from future cash flows. The Company periodically evaluates its long-lived assets by comparing estimated future undiscounted cash flows using the particular cash flow assumptions that are considered most likely to occur. Significant judgment is required to estimate future cash flows, including the impact of future prices, production and shipment levels, cost reduction initiatives, prices of inputs like raw materials and energy and future capital requirements. Management uses its best judgment to assess these factors. In 2003, the Company concluded that certain assets in LSM were impaired as the net carrying value of applicable net assets exceeded the related undiscounted cash flows. See "Note 7. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements.

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

     SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and also when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of continuing operating losses at all of the production facilities, Metallurg Holdings has determined that it will be unable to recover the carrying value of its goodwill at December 31, 2003 and recorded an impairment of the goodwill of $32.5 million. See "Note 9. Goodwill and Other Intangible Assets" to the Company's Consolidated Financial Statements.

Pensions

     Metallurg maintains defined benefit plans for its employees in the U.S., the U.K. and Norway. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by Metallurg, within certain guidelines. In addition, Metallurg's actuarial consultants also use subjective factors such as employee turnover and mortality rates to estimate these factors.

     U.S. Plans - The rate used to discount future estimated liabilities is determined considering the rates available at year-end on long-term, high quality corporate bonds that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would change the 2003 pension liability by approximately $0.7 million and change the 2004 net periodic pension expense by approximately $0.1 million. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for the long-term rate of return on plan assets of 1/4 of 1% would not materially impact net periodic pension expense in 2004.

     Non-U.S. Plans - The rate used to discount future estimated liabilities is determined considering the rates available at year-end on long-term, high quality corporate bonds that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would change the 2003 pension liability by approximately $5.0 million and change the 2004 net periodic pension expense by approximately $0.4 million. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for the long-term rate of return on plan assets of 1/4 of 1% would not materially impact net periodic pension expense in 2004.

     The combination of negative actual investment returns and declining interest rates in 2002 had a negative impact on Metallurg's pension plan liabilities and the fair value of plan assets. Where the accumulated benefit obligation exceeded the fair value of plan assets, Metallurg was required to record an adjustment to the pension liability, called a "minimum pension liability adjustment", with a charge to Accumulated Other Comprehensive Loss in Shareholder's Equity. In 2002, Metallurg recorded a net charge of $18.9 million to shareholder's equity. In 2003, strong asset returns in the U.S. more than offset higher accumulated benefit obligations resulting from a 75 basis point decline in the discount rate. Accordingly, Metallurg credited shareholder's equity by $5.9 million, net of deferred tax. The changes in the minimum pension liability have no current impact on Metallurg's net income, liquidity or cash flows.

     Based upon the current underfunded status of the plans and the actuarial assumptions being used for 2004, Metallurg believes that it will be required to make cash contributions in 2004 of approximately $0.8 million and $3.9 million in the U.S. and the U.K., respectively.

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

     FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), replaces FIN 46, "Consolidation of Variable Interest Entities", which had been issued in January 2003. FIN 46R changes the criteria for including certain non-controlled affiliates, defined as variable interest entities ("VIE"), in a company's consolidated financial statements. FIN 46R addresses consolidation of VIEs which have one or more of the following characteristics: the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, the equity investors lack some essential characteristics of a controlling financial interest, and the equity investors have voting rights that are not proportionate to their economic interests. Application of FIN 46R is required in financial statements of companies that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004; however, early adoption is allowed. The Company has elected to early adopt the provisions of FIN 46R effective December 31, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations, as none of its non-controlled affiliates require consolidation under FIN 46.

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003 and its disclosure provisions are reflected in the footnotes to the Company's Consolidated Financial Statements. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003.

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

Item 8. Financial Statements and Supplementary Data.

     The following audited consolidated financial statements of Metallurg Holdings, Inc. and its consolidated subsidiaries are presented herein pursuant to the requirements of Item 8 on the pages indicated below:

AUDITED FINANCIAL STATEMENTS:                                                                         Page
                                                                                                     -----
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP..............      28

Statements of Consolidated Operations for the Years Ended December 31, 2003, 2002 and 2001........      29

Consolidated Balance Sheets at December 31, 2003 and 2002.........................................      30

Statements of Consolidated Cash Flows for the Years Ended December 31, 2003, 2002 and 2001........      31

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001...   32-67

Selected Quarterly Financial Data (Unaudited) for the Years Ended December 31, 2003 and 2002......      68

AUDITED FINANCIAL STATEMENT SCHEDULE:

Report of Independent Registered Public Accoutning Firm on Financial Statement
Schedule - PricewaterhouseCoopers LLP.............................................................      69

Schedule II - Valuation and Qualifying Accounts and Reserves......................................      70

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Metallurg Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Metallurg Holdings, Inc. and its subsidiaries ("the Company") at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on September 30, 2003 and December 31, 2002, the Company sold production facilities and certain sales offices to entities under the common control of the Company's shareholder. These dispositions have been accounted for as a change in reporting entity, which requires that the financial statements be restated to exclude the sold entities from all periods.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not currently have sufficient cash on hand to make the interest payments due in 2004 on its senior discount notes, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
New York, New York
March 5, 2004

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (In thousands)

                                                                      Year Ended December 31,
                                                                  ------------------------------
                                                                    2003       2002       2001
                                                                  --------   --------   --------
Sales .........................................................   $282,802   $277,146   $336,076
Commission income .............................................        547        635        628
                                                                  --------   --------   --------
   Total revenue ..............................................    283,349    277,781    336,704
Cost of sales .................................................    261,370    254,715    292,870
                                                                  --------   --------   --------
   Gross profit ...............................................     21,979     23,066     43,834
                                                                  --------   --------   --------
Selling, general and administrative expenses ..................     30,731     30,562     32,207
Environmental expense recoveries ..............................         --     (3,000)      (631)
Restructuring and asset impairment charges ....................     43,381      3,510         --
                                                                  --------   --------   --------
   Total operating expenses ...................................     74,112     31,072     31,576
                                                                  --------   --------   --------
   Operating (loss) income ....................................    (52,133)    (8,006)    12,258
Other:
   Other income, net ..........................................        222         74        209
   Interest expense, net ......................................    (18,159)   (18,406)   (16,654)
                                                                  --------   --------   --------
   Loss before income tax (benefit)
      provision, minority interest and discontinued
      operations ..............................................    (70,070)   (26,338)    (4,187)
Income tax (benefit) provision ................................       (263)       840      2,551
                                                                  --------   --------   --------
   Loss before minority interest and discontinued
      operations...............................................    (69,807)   (27,178)    (6,738)
Minority interest .............................................        (17)       (84)       (14)
                                                                  --------   --------   --------
   Loss from continuing operations ............................    (69,824)   (27,262)    (6,752)
Discontinued operations (net of tax provision of $697, $997
   and $757 in 2003, 2002 and 2001, respectively) .............      1,417      2,321        971
                                                                  --------   --------   --------
   Loss before extraordinary item .............................    (68,407)   (24,941)    (5,781)
Extraordinary item ............................................         --      2,227         --
                                                                  --------   --------   --------
   Net loss ...................................................    (68,407)   (22,714)    (5,781)

Other comprehensive income (loss):
   Foreign currency translation adjustment ....................      6,400      6,486     (3,371)
   Minimum pension liability adjustment, net ..................      5,927    (18,876)   (13,802)
   Deferred loss on derivatives, net ..........................       (292)      (183)      (120)
                                                                  --------   --------   --------
   Comprehensive loss .........................................   $(56,372)  $(35,287)  $(23,074)
                                                                  ========   ========   ========

                 See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          December 31,
                                                                      --------------------
                                                                         2003       2002
                                                                      ---------   --------
ASSETS
Current Assets:
   Cash and cash equivalents ......................................   $  18,557   $ 24,256
   Accounts receivable, less allowance for doubtful
      accounts ($2,112 in 2003 and $1,551 in 2002) ................      37,669     38,632
   Accounts receivable - related parties ..........................         102      2,127
   Inventories ....................................................      44,457     50,600
   Prepaid expenses and other current assets ......................       8,107      7,603
   Discontinued operations - current assets .......................      14,738     12,642
                                                                      ---------   --------
      Total current assets ........................................     123,630    135,860
Investments in affiliates .........................................       1,870      1,624
Goodwill ..........................................................       1,400     34,949
Property, plant and equipment, net ................................      54,324     62,152
Notes receivable - related parties ................................       6,608      6,000
Other assets ......................................................      10,455     12,832
Discontinued operations - noncurrent assets .......................       1,948      1,771
                                                                      ---------   --------
      Total .......................................................   $ 200,235   $255,188
                                                                      =========   ========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
   Short-term debt ................................................   $   5,791   $  4,447
   Current portion of long-term debt ..............................       2,524        155
   Accounts payable ...............................................      23,785     32,140
   Accounts payable - related parties .............................       2,023        276
   Accrued expenses ...............................................      12,946     11,346
   Current portion of environmental liabilities ...................       2,993      4,191
   Taxes payable ..................................................         347        973
   Discontinued operations - current liabilities ..................       9,843      9,072
                                                                      ---------   --------
      Total current liabilities ...................................      60,252     62,600
                                                                      ---------   --------
Long-term Liabilities:
   Long-term debt .................................................     160,357    158,174
   Accrued pension liabilities ....................................      29,543     36,641
   Environmental liabilities, net .................................      22,678     23,938
   Other liabilities ..............................................       1,000        947
   Discontinued operations - noncurrent liabilities ...............         218        123
                                                                      ---------   --------
      Total long-term liabilities .................................     213,796    219,823
                                                                      ---------   --------
      Total liabilities ...........................................     274,048    282,423
                                                                      ---------   --------
Commitments and Contingencies......................................
Minority Interest .................................................         256        462

Shareholder's Deficit:
   Common stock - par value $.01 per share, authorized 30,000
      shares, no shares issued and outstanding ....................          --         --
   Series A Voting Convertible Preferred Stock - par value $.01 per share, authorized 10,000 shares, issued and outstanding
      5,202.335 shares ............................................          --         --
   Series B Non-Voting Convertible Preferred Stock - par value $.01 per share, authorized 10,000 shares, issued and outstanding
      4,524 shares ................................................          --         --
   Additional paid-in capital .....................................      59,911     49,911
   Accumulated other comprehensive loss ...........................     (25,244)   (37,279)
   Retained deficit ...............................................    (108,736)   (40,329)
                                                                      ---------   --------
      Total shareholder's deficit .................................     (74,069)   (27,697)
                                                                      ---------   --------
      Total .......................................................   $ 200,235   $255,188
                                                                      =========   ========

                 See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

                                                                        Year Ended December 31,
                                                                    ------------------------------
                                                                      2003       2002       2001
                                                                    --------   --------   --------
Cash Flows from Operating Activities:
Net loss ........................................................   $(68,407)  $(22,714)  $ (5,781)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization ................................      8,321      7,654      9,399
   Deferred income taxes ........................................        (92)       316        607
   Interest accretion on Senior Discount Notes ..................      2,611      4,907      4,316
   Restructuring and asset impairment charges ...................     43,381      3,510         --
   Extraordinary item ...........................................         --     (2,227)        --
Changes in operating assets and liabilities:
   Decrease in accounts receivable ..............................      4,318      3,904      4,140
   Decrease in inventories ......................................      7,755     12,545        750
   (Increase) decrease in other current assets ..................       (107)     3,953         75
   Decrease in accounts payable and accrued expenses ............     (7,528)      (584)    (7,439)
   Restructuring payments .......................................     (3,953)    (1,786)        --
   Environmental payments .......................................     (2,438)    (2,734)    (1,819)
   Other assets and liabilities, net ............................        981        380     (2,691)
Discontinued operations - operating activities ..................     (1,652)       221       (327)
                                                                    --------   --------   --------
      Net cash (used in) provided by operating activities .......    (16,810)     7,345      1,230
                                                                    --------   --------   --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ......................     (2,889)   (10,619)   (15,003)
Repayment from (loan to) former subsidiary ......................      1,000     (3,000)        --
Other, net ......................................................        179         89        159
Discontinued operations - investing activities ..................       (222)      (464)      (355)
                                                                    --------   --------   --------
      Net cash used in investing activities .....................     (1,932)   (13,994)   (15,199)
                                                                    --------   --------   --------
Cash Flows from Financing Activities:
Proceeds from long-term debt ....................................        151        176      8,485
Repayment of long-term debt .....................................       (265)      (204)        --
Net borrowing (repayment) of short-term debt ....................      1,295      1,918     (5,085)
Capital contributions ...........................................     10,000      7,117      2,705
Discontinued operations - financing activities ..................      1,185     (1,510)     2,138
                                                                    --------   --------   --------
      Net cash provided by financing activities .................     12,366      7,497      8,243
                                                                    --------   --------   --------

Effects of exchange rate changes on cash and cash equivalents ...        677        675       (807)
                                                                    --------   --------   --------
Net (decrease) increase in cash and cash equivalents ............     (5,699)     1,523     (6,533)
Cash and cash equivalents - beginning of period .................     24,256     22,733     29,266
                                                                    --------   --------   --------
Cash and cash equivalents - end of period .......................   $ 18,557   $ 24,256   $ 22,733
                                                                    ========   ========   ========

Supplemental Cash Flow Information:
Cash paid for income taxes ......................................   $  1,806   $    434   $  1,517
                                                                    ========   ========   ========
Cash paid for interest ..........................................   $ 13,590   $ 13,607   $ 13,127
                                                                    ========   ========   ========

                 See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Going Concern

     The accompanying consolidated financial statements have been prepared assuming that Metallurg Holdings, Inc. ("Metallurg Holdings") and its consolidated subsidiaries, (collectively, the "Company") will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's financial performance over the past year, however, has been adversely impacted by increased competition, lower overall demand from customers and lackluster economic conditions worldwide, which put significant downward pressure on the selling price of the Company's products. As a result of these circumstances, the Company has entered into amendments to its revolving credit facility in the U.S. and its term loan facilities in the U.K. Certain of these amendments provide additional availability, more flexible financial covenant requirements and extended terms. See "Note 12. Borrowings".

     Metallurg Holdings currently does not expect to have sufficient cash on hand to make the interest payments due on $121 million of 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"). Metallurg Holdings' balance sheet is comprised primarily of its equity, the Senior Discount Notes and its investment in Metallurg, Inc. As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc. Such foreclosure would create a default in accordance with the indenture terms of Metallurg, Inc.'s 11% Senior Notes due 2007 (the "Senior Notes") and result in an acceleration of $100 million of Senior Note indebtedness.

     The Company is highly leveraged. Interest payments of $2.6 million are due in both January and July 2004 on the Senior Discount Notes and payments of $5.5 million are due in both June and December 2004 on the Senior Notes. In addition, Metallurg, Inc.'s Revolving Credit Facility, as described in Note 12, with an outstanding amount of $21.1 million at December 31, 2003, consisting of outstanding letters of credit, is scheduled to expire on October 29, 2004. Metallurg, Inc. is currently in compliance with the terms of the Revolving Credit Facility, as amended. In the event the Company does not succeed in its restructuring efforts, described below, it is likely that liquidity will be inadequate to enable the Company to continue to make the interest payments required with respect to the Senior Discount Notes and the Senior Notes and repay the Revolving Credit Facility.

    In March 2004, Metallurg, Inc. retained Compass Advisers, LLP, as financial advisors, and Paul, Weiss, Rifkind, Wharton & Garrison, LLP, as legal counsel, to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring the Company's balance sheet. The Company is currently engaged in discussions with potential lenders about the refinancing of its senior indebtedness. The Company neither expresses any opinion nor gives any assurances whatsoever regarding whether, when, or on what terms it will be able to refinance its outstanding senior indebtedness or complete any broader restructuring of its balance sheet. Management believes that the refinancing and restructuring of the Company's outstanding senior indebtedness and balance sheet is essential to the long-term viability of the Company. If the Company is not able to reach agreements that favorably resolve these issues, the Company likely will not have adequate liquidity to enable it to continue to make the interest payments required with respect to its Senior Discount Notes, its Senior Notes, or to repay its revolving credit facility with Fleet National Bank (which matures on October 29, 2004). In such event, the Company may have to resort to certain other measures to resolve its liquidity issues, including ultimately seeking the protection afforded under the United States Bankruptcy Code. Furthermore, any negotiated refinancing of the Company's senior indebtedness or negotiated restructuring of the Company's balance sheet may require that the Company seek the protection afforded under the reorganization provisions of the United States Bankruptcy Code.

     The consolidated financial statements do not include any adjustments, which could be significant, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

2.   Summary of Significant Accounting Policies

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

     Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") manufactures and sells high-quality specialty metals, alloys and metallic chemicals which are essential to the production of high-performance aluminum and titanium alloys, superalloys, steel and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing and telecommunications industries. Metallurg sells over 50 different product groups to over 1,500 customers worldwide (primarily in North America and Europe).

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

     Effective September 30, 2003, Metallurg, Inc. and its wholly owned subsidiary, Metallurg Holdings Corporation, sold all of its ownership interests in its Weisweiler, Germany manufacturing facility and its Turkish chrome ore mines. See "Note 3. Change in Reporting Entity". As the above transactions were between members of a common controlled group, as defined for accounting purposes, they are accounted for on an historical basis with no gain or loss being recorded, and the results presented herein have been restated to exclude the financial results of the companies sold for all periods presented and to reflect the new reporting entity. The financial statements for all prior periods have also been restated to exclude certain subsidiaries sold at December 31, 2002.

     On December 23, 2003, the Company committed to a plan to sell its South African sales office to a group of investors, including local management. Accordingly, the operating results for this entity have been reported as discontinued operations for all periods presented. See "Note 4. Discontinued Operations".

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amount of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, inventories, allowances for recoverable taxes, environmental remediation costs, restructuring and asset impairment charges, deferred income tax asset valuation allowances, pension plan obligations and contingent liabilities. Actual results could differ from those estimates.

     Foreign Currency Translation - For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Resulting translation adjustments are reported in a separate component of shareholder's equity. Translation adjustments for operations in highly inflationary economies and exchange gains and losses on transactions are included in earnings, and amounted to gains (losses) of $22,000, $(1,106,000), and $714,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

2.   Summary of Significant Accounting Policies - (Continued)

     Investments in Affiliates - Investments in affiliates in which the Company has a 20% to 50% ownership interest and exercises significant management influence are accounted for in accordance with the equity method. Where management does not exercise significant influence and where the Company has less than a 20% interest, the investment is carried at cost.

     Goodwill and Other Intangible Assets - The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment loss is recognized for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. The Company uses discounted cash flows to establish fair values and uses comparative market multiples, where available and as appropriate, to corroborate discounted cash flow results. When a reporting unit, or a business within a reporting unit, is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and also when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of continuing operating losses at all of the production facilities, Metallurg Holdings has determined that it will be unable to recover the carrying value of its goodwill at December 31, 2003 and recorded an impairment of the goodwill of $32,486,000. See "Note 9. Goodwill and Other Intangible Assets".

     The Company's finite-lived acquired intangible assets, comprised of technical know-how, are amortized on a straight-line basis over 3 or 10 years. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. There was no impairment charge relating to these assets in 2003.

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

     Recoverability of Long-Lived Assets - The Company annually, or sooner if circumstances warrant, evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     Discontinued Operations - At the time that management formally commits to a plan to divest of a business, such business is classified as discontinued operations. The balance sheet amounts and income statements results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the Consolidated Balance Sheet and to discontinued operations in the Statement of Consolidated Operations for all periods presented.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

2.   Summary of Significant Accounting Policies - (Continued)

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

     Income Taxes - The Company uses the asset and liability method whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company does not provide for U.S. federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries, which approximated $16,700,000 at December 31, 2003. These earnings have been invested in facilities and other assets of the Company and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their remittance and inclusion in U.S. taxable income. Accordingly, the Company does not provide for U.S. income taxes on foreign currency translation adjustments related to these foreign subsidiaries.

     Retirement Plans - Metallurg maintains defined benefit plans for its employees in the U.S., the U.K. and Norway. Several statistical and other factors, including assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, employee turnover and mortality rates, are used in calculating the expense and liability related to the plans. The rate to discount future estimated liabilities is determined considering the rates available at year-end on long-term, high quality corporate bonds that could be used to settle the obligations of the plans. The long-term rate of return is estimated considering historical returns and expected returns on current and projected asset allocations. A liability is recognized on the balance sheet for each pension plan where the fair value of the assets of that pension plan is less than the accumulated benefit obligation. This liability is called a "minimum pension liability" and is recorded by a charge to Accumulated Other Comprehensive Loss in Shareholder's Deficit.

     Stock-Based Compensation - Metallurg has a stock-based compensation plan, which is described in "Note 15. Shareholder's (Deficit) Equity". Metallurg accounts for this plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under this plan had an exercise price at least equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if Metallurg had applied the fair value measurement and recognition methods prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" to record expense for stock option compensation (in thousands):

                                                          Year Ended December 31,
                                                      -----------------------------
                                                        2003       2002       2001
                                                      --------   --------   -------
Net loss, as reported..............................   $(68,407)  $(22,714)  $(5,781)
Less:  compensation  expense for option  awards
   determined  by the fair value  based  method,
   net of related tax effects .....................         39        263       454
                                                      --------   --------   -------
    Pro forma net loss.............................   $(68,446)  $(22,977)  $(6,235)
                                                      ========   ========   =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

2.   Summary of Significant Accounting Policies - (Continued)

     Derivative Instruments and Hedging Activities - Metallurg uses derivative instruments, primarily forward contracts, to manage certain foreign currency, interest rate and commodity price exposures. Derivative instruments are viewed as risk management tools by Metallurg and are not used for trading or speculative purposes. Derivative instruments are recorded on the balance sheet at fair value. Changes in derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, and gains and losses on foreign currency transactions not designated as hedges are recognized currently in income.

     Recent Accounting Pronouncements - Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only once the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

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

     FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), replaces FIN 46, "Consolidation of Variable Interest Entities", which had been issued in January 2003. FIN 46R changes the criteria for including certain non-controlled affiliates, defined as variable interest entities ("VIE"), in a company's consolidated financial statements. FIN 46R addresses consolidation of VIEs which have one or more of the following characteristics: the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, the equity investors lack some essential characteristics of a controlling financial interest, and the equity investors have voting rights that are not proportionate to their economic interests. Application of FIN 46R is required in financial statements of companies that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004; however, early adoption is allowed. The Company has elected to early adopt the provisions of FIN 46R effective December 31, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations, as none of its non-controlled affiliates require consolidation under FIN 46.

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003 and its disclosure provisions are reflected in these footnotes. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

2.   Summary of Significant Accounting Policies - (Continued)

     Earnings Per Share - Earnings per share is not presented since Metallurg Holdings is wholly owned by a group of private investors led by and including Safeguard International.

3.   Change in Reporting Entity

     Effective September 30, 2003, the Company completed the sale of certain subsidiaries as described below. As these transactions were between members of a common controlled group, as defined for accounting purposes, the Company has restated its financial statements for all periods presented to reflect a new reporting entity that excludes these subsidiaries. As a result, there is no gain or loss recorded and any proceeds received have been recorded as capital contributions from members of the common controlled group.

     Metallurg, Inc. and its wholly owned subsidiary, Metallurg Holdings Corporation, sold all of its interests in (a) Elektrowerk Weisweiler GmbH ("EWW"), a German corporation engaged in the manufacture of low carbon ferrochrome; and (b) Turk Maadin Sirketi A.S. ("TMS"), a Turkish corporation engaged in the mining of chrome ore.

     The shares and assets of EWW and TMS were sold to, and certain liabilities assumed by, LAGO Vierundzwanzigste GmbH ("LAGO"), a German company, for an aggregate purchase price of $10,000,000 in cash. The net book value of the entities sold was $12,612,000 at September 30, 2003. Revenue and net income
(loss) for the three quarters ended September 30, 2003 were $27,887,000 and $106,000, respectively, for EWW and $2,942,000 and $(324,000), respectively, for TMS.

     LAGO is a wholly owned subsidiary of Sudamin Recycling GmbH & Co. KG ("Sudamin"), a German company. At September 30, 2003, Sudamin was an affiliate of Safeguard International Fund, L.P., the majority owner of Metallurg Holdings. Dr. Heinz C. Schimmelbusch and Mr. Arthur Spector, both of whom are directors and officers of Metallurg Holdings were also directors of Sudamin through the transaction date of September 30, 2003.

     On December 31, 2002, the Company completed a similar sale of subsidiaries to members of a common controlled group, as defined for accounting purposes, and restated its financial statements for all previous periods to reflect a new reporting entity that excludes these subsidiaries. See "Note 2 - Change in Reporting Entity" to Metallurg Holdings, Inc.'s 10-K for the year ended December 31, 2002.

4.   Discontinued Operations

     On December 23, 2003, the Company committed to a plan to sell its South African sales office to a group of investors, including local management. Accordingly, the operating results for this entity have been reported as discontinued operations for all periods presented. The transaction closed on March 8, 2004. The total purchase price was $9,100,000, consisting of $7,730,000 in cash and a note receivable for $1,370,000, to be repaid in three equal installments plus interest at LIBOR plus 1% over two years. The Company will record income from discontinued operations of $338,000 and a loss on the sale of discontinued operations of approximately $1,000,000 in the first quarter of 2004.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

4.   Discontinued Operations - (Continued)

     The following table summarizes certain financial information related to these discontinued operations (in thousands):

                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2003      2002      2001
                                                     -------   -------   -------
Results of operations:
Total revenue.....................................   $56,262   $43,119   $36,273
Income before income tax provision................     1,903     3,337     1,742

                                                                  December 31,
                                                               -----------------
                                                                2003      2002
                                                               -------   -------
Significant assets and liabilities:
Accounts receivable, net....................................   $ 7,122   $ 6,441
Inventories.................................................     7,231     5,956
Property, plant and equipment, net..........................     1,352     1,065
Other assets................................................       981       951
                                                               -------   -------
   Total assets.............................................    16,686    14,413
                                                               -------   -------
Short-term debt.............................................     2,686     1,041
Accounts Payable............................................     5,583     6,517
Accrued expenses............................................     1,440       839
Other liabilities...........................................       352       798
                                                               -------   -------
   Total liabilities........................................    10,061     9,195
                                                               -------   -------
   Net assets...............................................   $ 6,625   $ 5,218
                                                               =======   =======

5.   Extraordinary Items

     Effective December 31, 2002, the Company sold its ownership interests in GfE and certain trading companies. See "Note 3. Change in Reporting Entity". In conjunction with the sale, the Company received $4,600,000 in face amount of Metallurg Holdings' Senior Discount Notes from Sudamin, the purchaser. The acquired Senior Discount Notes had a book value on that date of $4,302,000. On a consolidated basis the Company wrote off $74,000 of related deferred issuance costs and recognized an extraordinary gain on the extinguishment of debt of $2,227,000, net of nil tax.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

6.   Segments and Related Information

     Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized around its major production facilities in the U.K., the U.S. and Brazil. In addition to its own products, Metallurg distributes complementary products manufactured by third parties. The results of Metallurg Holdings consist primarily of interest expense related to the Senior Discount Notes, general overhead expenses, goodwill impairment (see Note 9) and income tax expense. The results on Metallurg Holdings are included in "Other" below.

Reportable Segments

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit is comprised mainly of three production facilities in the U.K. and another in Norway which manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. As a result of continuing weakness in operating performance, LSM commenced a restructuring program in the second half of 2003. LSM discontinued its metal catalyst business in the fourth quarter of 2003 and announced the closure of its Norwegian production facility in 2004. See Note 7. "Restructuring and Asset Impairment Charges". As the decision to close its Norwegian production facility did not take place until 2004, no costs have been accrued for such closure costs as of December 31, 2003.

     Shieldalloy Metallurgical Corporation ("SMC") - This unit is comprised of two production facilities in the U.S. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. The New Jersey plant manufactures and sells alloying tablets for the aluminum industry and metal powders for the welding industry.

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

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those described in "Note 2. Summary of Significant Accounting Policies". Transactions among segments are established based on negotiation among the parties.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

6.   Segments and Related Information - (Continued)

                                                                                Intersegment   Consolidated
                                        LSM        SMC       CIF       Other    Eliminations      Totals
                                      --------   -------   -------   --------   ------------   ------------
Year Ended December 31, 2003
Revenue from external customers....   $142,653   $95,475   $18,092   $ 27,129                    $283,349
Intergroup revenue.................     25,563     3,267    15,104      2,751    $ (46,685)            --
Restructuring and asset impairment
   charges.........................     10,358        --        --     33,023           --         43,381
Interest income....................        215       967        41      3,790       (4,039)           974
Interest expense...................      1,688     1,429       888     19,167       (4,039)        19,133
Depreciation and amortization......      4,566     1,748     1,298        709           --          8,321
Income tax (benefit) provision.....       (235)   (2,358)       22      2,308           --           (263)
Net loss...........................    (11,906)   (3,147)     (676)   (89,011)      36,333        (68,407)
Assets.............................     88,933    82,628    21,339    213,380     (206,045)       200,235
Capital expenditures...............      1,171       731       942         45           --          2,889

Year Ended December 31, 2002
Revenue from external customers....   $133,962   $86,698   $18,342   $ 38,779                    $277,781
Intergroup revenue.................     27,016     5,355    14,527      2,371    $ (49,269)            --
Environmental expense recoveries...         --    (3,000)       --         --           --         (3,000)
Restructuring and asset impairment
   charges.........................      1,068       453        --      1,989           --          3,510
Interest income....................        200       981        37      3,931       (4,542)           607
Interest expense...................      1,709     1,349       782     19,715       (4,542)        19,013
Depreciation and amortization......      4,368     1,598     1,053        635           --          7,654
Income tax provision (benefit) ....        868    (2,026)      173      1,825           --            840
Net (loss) income..................     (2,452)   (3,951)      452    (20,728)       3,965        (22,714)
Assets.............................    102,588    79,058    22,388    260,818     (209,664)       255,188
Capital expenditures...............      2,168     5,366     3,057         28           --         10,619

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

6.   Segments and Related Information - (Continued)

                                                                                Intersegment   Consolidated
                                         LSM       SMC       CIF       Other    Eliminations      Totals
                                      --------   -------   -------   --------   ------------   ------------
Year Ended December 31, 2001
Revenue from external customers....   $146,780   $99,038   $16,992   $ 73,894                    $336,704
Intergroup revenue.................     26,381     5,030    22,391      4,910    $ (58,712)            --
Environmental expense recoveries...         --      (631)       --         --           --           (631)
Interest income....................         82     1,022        58      4,581       (4,236)         1,507
Interest expense...................      1,733     1,168     1,040     18,456       (4,236)        18,161
Depreciation and amortization......      4,067     1,516     1,153      2,663           --          9,399
Income tax provision (benefit).....        630    (2,925)    1,678      3,168           --          2,551
Net income (loss)..................      1,795    (2,152)    3,487     13,450      (22,361)        (5,781)
Assets.............................     84,105    81,453    20,421    295,787     (244,001)       237,765
Capital expenditures...............      4,661     7,579     2,685         78           --         15,003

     The Company sells its products in over 50 countries. The following table presents revenue by country based on the location of the user of the product (in thousands):

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------
U.S............................................   $100,517   $ 97,083   $135,017
U.K............................................     28,532     25,110     34,696
Germany........................................     20,128     24,571     34,935
Japan .........................................     16,342     12,631     11,500
Canada.........................................     15,863     18,222     15,934
France.........................................     12,127     11,922     14,040
Brazil.........................................     11,941     12,968     11,418
Other..........................................     77,352     74,639     78,536
Commission income..............................        547        635        628
                                                  --------   --------   --------
   Total revenue...............................   $283,349   $277,781   $336,704
                                                  ========   ========   ========

     The following table presents property, plant and equipment by country based on the location of the assets (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                2003      2002
                                                               -------   -------
U.K.........................................................   $22,881   $25,600
U.S.........................................................    21,835    23,073
Brazil......................................................     8,614     9,015
Other (a)...................................................       994     4,464
                                                               -------   -------
   Total....................................................   $54,324   $62,152
                                                               =======   =======

(a)  Reflects the 'L'1,768,000 ($3,176,000) write-down in December 2003 of
     LSM's production facilities in Norway. See "Note 7. Restructuring and Asset Impairment Charges".

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

7.   Restructuring and Asset Impairment Charges

     As a result of continuing weakness in operating performance, particularly in its metal catalyst and aluminum businesses, LSM announced on September 1, 2003 its intention to implement a restructuring plan designed to streamline production, improve productivity and reduce costs. Also in 2003, in order to reduce operating expenses, the Company consolidated sales and administrative functions with those in its other production facilities. Details of the restructuring and asset impairment charges are as follows (in thousands):


                                                 Provision      Utilization Through 2003    Balance at
                                             ----------------   ------------------------   December 31,
                                              2003      2002         Cash    Non-cash          2003
                                             -------   ------      -------   --------      ------------
Metallurg Holdings:
Impairment of goodwill....................   $32,486                         $(32,486)
                                             -------
LSM:
Severance and other employee costs .......     3,652   $1,068      $(3,570)       (96)         $1,054
Write-down of plant and equipment ........     6,706       --           --     (6,706)             --
                                             -------   ------      -------   --------          ------
                                              10,358    1,068       (3,570)    (6,802)          1,054
                                             -------   ------      -------   --------          ------
SMC:
Severance and other employee costs .......        --      350         (350)        --              --
Write-down of plant and equipment ........        --      103           --       (103)             --
                                             -------   ------      -------   --------          ------
                                                  --      453         (350)      (103)             --
                                             -------   ------      -------   --------          ------
Other:
Severance and other employee costs .......       537    1,989       (1,819)        --             707
                                             -------   ------      -------   --------          ------

   Total .................................   $43,381   $3,510      $(5,739)  $(39,391)         $1,761
                                             =======   ======      =======   ========          ======

2003 -

     In December 2003, Metallurg Holdings recorded impairment to goodwill in the amount of $32,486,000. See "Note 9. Goodwill and Other Intangible Assets".

     In 2003, LSM recorded a restructuring charge of 'L'5,977,000 ($10,358,000), consisting of (i) 'L'2,122,000 ($3,652,000) of severance costs for 62 employees,
(ii) asset impairment charges of 'L'1,341,000 ($2,235,000) relating to its metal catalyst business, and (iii) asset impairment charges of 'L'2,514,000 ($4,471,000) relating to its production facilities in Norway. Of this amount, 'L'1,530,000 ($2,502,000) was paid as of December 31, 2003.

     In a continuing effort to improve Metallurg's competitive position and to reduce costs, a plan was implemented in the third quarter of 2003 to consolidate sales and administrative functions performed by Metallurg's Canadian operations into the New Jersey operations of SMC. As a result of this plan, Metallurg's Canadian subsidiary recognized a restructuring charge of $417,000 for severance costs of seven employees. Of this amount, $88,000 was paid as of December 31, 2003. Restructuring activities will be completed in the first quarter of 2004.

     Also in 2003, Metallurg transferred certain sales and administrative functions for tantalum and niobium products from its headquarters location to its production facilities in Brazil. As a result, severance costs of $120,000 for two employees were recorded at December 31, 2003.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

7.   Restructuring and Asset Impairment Charges - (Continued)

2002 -

     During 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at LSM, SMC and corporate headquarters. LSM recorded a restructuring charge of 'L'710,000 ($1,068,000) for severance costs of 29 employees who were terminated and paid during the year. SMC recorded a restructuring charge of $453,000, of which $350,000 was for severance costs of 26 employees terminated during the year. The entire amount was paid out as of December 31, 2003. SMC also recorded a charge of $103,000 for the write-down of property and equipment no longer used in operations. Metallurg, Inc. recorded a restructuring charge of $1,989,000 for severance costs of nine employees terminated during the year at its headquarters location. Under the terms of certain executive employment and severance agreements, the severance was to be paid over a period of up to 18 months. Of this amount, $1,731,000 was paid as of December 31, 2003.

8.   Inventories

     Inventories consist of the following (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                 2003      2002
                                                               -------   -------
Raw materials...............................................   $ 8,855   $ 9,994
Work in process.............................................       467       901
Finished goods..............................................    33,762    38,201
Other.......................................................     1,373     1,504
                                                               -------   -------
   Total....................................................   $44,457   $50,600
                                                               =======   =======

9.   Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and requires an evaluation of potential goodwill impairment on adoption and annually thereafter, as well as on occasions when circumstances indicate a possible impairment. The Company completed an evaluation as of December 31, 2003 and concluded that as a result of continuing operating losses at all of the production facilities, it will be unable to recover the carrying value of its goodwill and recorded an impairment of the goodwill of $32,486,000. This impairment was included in restructuring and asset impairment charges in the Statement of Consolidated Operations and has not been allocated to the segments for financial reporting purposes. They are associated with the segments as follows:


                     LSM..............................  $ 6,317
                     SMC..............................    3,710
                     CIF..............................   22,459
                                                        -------
                         Total goodwill impairment....  $32,486
                                                        =======

     The effect of goodwill amortization on net loss was as follows (in thousands):

                                                        Year ended December 31,
                                                     -----------------------------
                                                       2003       2002       2001
                                                     --------   --------   -------
Net loss, as reported.............................   $(68,407)  $(22,714)  $(5,781)
Goodwill amortization, net of nil tax.............         --         --     2,697
                                                     --------   --------   -------
   Adjusted net loss..............................   $(68,407)  $(22,714)  $(3,084)
                                                     ========   ========   =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9.   Goodwill and Other Intangible Assets - (Continued)

     The carrying values and accumulated amortization of goodwill and other amortizable intangible assets are as follows (in thousands):

                                       December 31, 2003      December 31, 2002
                                     ---------------------   ---------------------
                                                  Other                   Other
                                                Intangible              Intangible
                                     Goodwill     Assets     Goodwill     Assets
                                     --------   ----------   --------   ----------
Gross carrying value..............    $1,585       $445       $42,049      $402
Accumulated amortization..........       185        445         7,100       301
                                      ------       ----       -------      ----
   Net carrying value ............    $1,400       $ --       $34,949      $101
                                      ======       ====       =======      ====

     The Company's other intangible assets, all comprised of technical know-how, are amortized on a straight-line basis over three years. The amortization of intangible assets subject to amortization was $101,000 in the year ended December 31, 2003. All of such assets are now fully amortized.

     The changes in goodwill are the result of goodwill impairment recoded in 2003 and differences in exchange rates. The changes in other intangible assets are the result of differences in exchange rates.

10.  Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows (in thousands):

                                                        December 31,
                                                     -----------------   Estimated
                                                       2003     2002       Lives
                                                     -------   -------   ---------
Land..............................................   $ 1,262   $ 1,215
Buildings and leasehold improvements..............    20,325    18,965     10-30
Machinery.........................................    71,181    70,297      3-12
Office furniture and equipment....................     4,809     4,928      3-10
Transportation equipment..........................     1,742     1,693       4-5
Construction in progress..........................       398       798
                                                     -------   -------
   Total..........................................    99,717    97,896
Less: accumulated depreciation....................    45,393    35,744
                                                     -------   -------
   Property, plant and equipment, net.............   $54,324   $62,152
                                                     =======   =======

     Depreciation expense related to property, plant and equipment was $7,627,000, $6,920,000, and $6,484,000 for the years ended December 31, 2003,
2002 and 2001, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

11.  Retirement Plans

     Metallurg Holdings does not have any retirement plans.

Metallurg, Inc. and Domestic Subsidiaries

     Metallurg, Inc. and its domestic subsidiaries have tax qualified, noncontributory defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Metallurg, Inc.'s best estimate of the expected contributions into these plans for 2004 is $790,000. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. Metallurg, Inc. also maintains tax qualified defined contribution plans covering substantially all of the salaried employees of Metallurg, Inc. and its domestic subsidiaries. All contributions, including a portion that represents a company match, are made in cash into mutual fund accounts in accordance with the participants' investment elections.

Foreign Subsidiaries

     LSM's defined benefit pension plans cover all eligible employees in the U.K. and Norway. Substantially all plan assets are invested in listed stocks and bonds. Benefits under these plans are based on years of service and the employee's compensation. Benefits are paid either from plan assets or, if necessary, directly by Metallurg. LSM's best estimate of the expected contributions in 2004 is $3,904,000. The range of assumptions that are used for these plans reflect the different economic environments within the different countries. Several of Metallurg's other foreign subsidiaries have retirement plans that cover certain eligible employees.

     Net pension cost consisted of the following for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands):

                                                                    U.S. Plans                  Non-U.S. Plans
                                                             Year Ended December  31,      Year Ended December  31,
                                                           ---------------------------   ---------------------------
                                                             2003      2002     2001      2003     2002      2001
                                                           ---------------------------   -----------------   -------
Components of net periodic benefit cost:
   Service cost ........................................   $   420   $   479   $   498   $ 2,434   $ 2,156   $ 1,627
   Interest cost .......................................     1,367     1,410     1,382     5,546     4,842     4,224
   Expected return on plan assets ......................    (1,216)   (1,480)   (1,677)   (4,707)   (5,159)   (5,228)
   Net amortization and deferral .......................       371        12         8     2,773     1,111        22
                                                           -------   -------   -------   -------   -------   -------
                                                               942       421       211     6,046     2,950       645
   Cost of other defined benefit plans .................        --        --        --       (46)       46         4
   Cost of defined contribution plans (net of
      forfeitures) .....................................       141       196       226        --        --        --
                                                           -------   -------   -------   -------   -------   -------
         Total retirement plan expense recognized in the
            Statements of Consolidated Operations ......   $ 1,083   $   617   $   437   $ 6,000   $ 2,996   $   649
                                                           =======   =======   =======   =======   =======   =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

11.  Retirement Plans - (Continued)

     The following table summarizes the changes in benefit obligation and changes in plan assets for Metallurg's principle defined benefit plans (in thousands).

                                                                         U.S. Plans              Non-U.S. Plans
                                                                  Year Ended December 31,   Year Ended December 31,
                                                                  -----------------------   -----------------------
                                                                       2003      2002           2003       2002
                                                                     -------   -------        --------   --------
Change in benefit obligation:
   Benefit obligation at beginning of year ....................      $21,742   $20,241        $100,373   $ 82,889
   Service cost ...............................................          420       479           2,754      2,156
   Interest cost ..............................................        1,367     1,410           5,546      4,842
   Actuarial loss (gain) ......................................        1,157       947          (2,234)     5,378
   Benefits paid ..............................................       (1,372)   (1,375)         (5,085)    (4,413)
   Amendments .................................................           --        40              --         --
   Foreign currency translation adjustment ....................           --        --          10,499      9,521
                                                                     -------   -------        --------   --------
      Benefit obligation at end of year .......................       23,314    21,742         111,853    100,373
                                                                     -------   -------        --------   --------
Change in plan assets:
   Fair value of plan assets at beginning of year .............       14,090    16,996          60,518     64,578
   Actual return on plan assets ...............................        2,918    (1,759)          9,751     (8,032)
   Employer and employee contributions ........................          267       228           5,299      2,133
   Benefits paid ..............................................       (1,372)   (1,375)         (5,085)    (4,413)
   Foreign currency translation adjustment ....................           --        --           7,125      6,252
                                                                     -------   -------        --------   --------
      Fair value of plan assets at end of year ................       15,903    14,090          77,608     60,518
                                                                     -------   -------        --------   --------
Funded status .................................................       (7,411)   (7,652)        (34,245)   (39,855)
Unrecognized net actuarial loss ...............................        5,203     6,107          44,422     50,104
Unrecognized prior service cost ...............................          100       111              41         40
                                                                     -------   -------        --------   --------
   (Accrued) prepaid pension cost - principle benefit plans ...       (2,108)   (1,434)         10,218     10,289
   Accrued pension cost - other plans .........................           --        --             (35)       (81)
                                                                     -------   -------        --------   --------
      Total (accrued) prepaid pension cost recognized in the
      Consolidated Balance Sheets .............................      $(2,108)  $(1,434)       $ 10,183   $ 10,208
                                                                     =======   =======        ========   ========

                                                                         U.S. Plans              Non-U.S. Plans
                                                                  Year Ended December 31,   Year Ended December 31,
                                                                  -----------------------   -----------------------
                                                                       2003      2002           2003       2002
                                                                     -------   -------        --------   --------
Amounts recognized in the Consolidated Balance Sheet are as
   follows:
      Other assets:
         Prepaid pension asset.................................                               $  1,053   $    766
         Intangible asset......................................      $   100   $   111              --         --
      Accrued pension liabilities..............................       (6,290)   (6,549)        (23,253)   (30,092)
      Accumulated other comprehensive loss.....................        4,082     5,004          32,383     39,534
                                                                     -------   -------        --------   --------
         Net amount recognized ................................      $(2,108)  $(1,434)       $ 10,183   $ 10,208
                                                                     =======   =======        ========   ========

                  METALLURG, INC. AND CONSOLIDATED SUBSIDIARIES

11.  Retirement Plans - (Continued)

     The following table summarizes the fair value of plan assets, by major category, and the actual and weighted average target allocation percentages of total plan assets as of December 31, 2003 and 2002, respectively (dollars in thousands):

                               U.S. Plans                                  Non-U.S. Plans
                              December 31,                                  December 31,
               ------------------------------------------   -------------------------------------------
                    2003             2002                        2003             2002
               -------------   -------------     Target     --------------   -------------     Target
                 Fair            Fair          Allocation     Fair             Fair          Allocation
                Value     %     Value      %        %        Value     %      Value     %        %
               -------   ---   -------   ---   ----------   ------------------------------   ----------
Equity......   $ 9,904    62   $ 8,268    59       60       $52,573    68    $40,165    66       75
Debt........     5,973    38     5,792    41       40        22,132    28     17,750    29       20
Other.......        26    --        30    --       --         2,903     4      2,603     5        5
               -------   ---   -------   ---      ---       -------   ---    -------   ---      ---
   Total....   $15,903   100   $14,090   100      100       $77,608   100    $60,518   100      100
               =======   ===   =======   ===      ===       =======   ===    =======   ===      ===

     Metallurg's investment strategy is to achieve long-term capital appreciation, while reducing risk through diversification in order to meet the obligations of the plans.

     The following table indicates the weighted-average assumptions made for Metallurg's defined benefit plans:

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2003   2002   2001
U.S. Plans:
  Discount rate.......................................      6.00%  6.75%  7.25%
  Rate of compensation increase.......................      4.00%  4.00%  4.00%
  Expected return on plan assets......................      9.00%  9.00%  9.00%

Non-U.S. Plans:
  Discount rate.......................................      5.52%  5.52%  5.69%
  Rate of compensation increase.......................      4.25%  3.76%  4.04%
  Expected return on plan assets......................      7.76%  7.71%  7.71%

     The expected return on plan assets assumption for U.S. plans reflects the average rate of earnings expected on the funds invested using weighted average historical returns of approximately 12% for equities and approximately 6% for debt.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 31, 2003 and 2002 were as follows (in thousands):

                                              U.S. Plans        Non-U.S. Plans
                                             December 31,        December 31,
                                          -----------------   ------------------
                                            2003      2002      2003       2002
                                          -----------------   --------   -------
Projected benefit obligation...........   $23,314   $21,742   $103,459   $92,756
Accumulated benefit obligation.........    22,193    20,639     91,440    81,980
Fair value of plan assets..............    15,903    14,090     68,851    52,541

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

12.  Borrowings

     Long-term debt consists of the following (in thousands):

                                                                  December 31,
                                                             -------------------
                                                               2003       2002
Metallurg Holdings:
   Senior Discount Notes..................................   $ 98,772   $ 96,161

Metallurg, Inc.:
   Senior Notes...........................................    100,000    100,000

Foreign subsidiaries:
   LSM....................................................     22,357     20,447
   CIF....................................................        189        158
                                                             --------   --------
      Subtotal............................................    221,318    216,766
Less: elimination of certain Senior Discount
   Notes on consolidation ................................     58,437     58,437
                                                             --------   --------
      Subtotal............................................    162,881    158,329
Less: amounts due within one year.........................      2,524        155
                                                             --------   --------
      Total long-term debt................................   $160,357   $158,174
                                                             ========   ========

Metallurg Holdings

     In July 1998, Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering of $121,000,000 aggregate principal amount at maturity of Senior Discount Notes due 2008. On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of the Senior Discount Notes of Metallurg Holdings, its parent company, for $19,714,000 in cash. On December 31, 2002, Metallurg, Inc. acquired an additional $4,600,000 in face amount of the Senior Discount Notes in conjunction with the sale of certain subsidiaries. As these Senior Discount Notes were not subsequently retired, they eliminate on consolidation with Metallurg. See "Note 5. Extraordinary Items".

     The Senior Discount Notes accreted interest at a rate of 12 3/4%, to July 15, 2003. Commencing July 15, 2003, the Senior Discount Notes will accrue cash interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2004. The Senior Discount Notes are redeemable at the option of Metallurg Holdings, in whole or in part, at any time on or after July 15, 2003. The Senior Discount Notes are senior, collateralized obligations of Metallurg Holdings and rank pari passu in right of payment with all existing and future unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness of Metallurg Holdings. However, the Senior Discount Notes are effectively subordinated to all existing and future liabilities of Metallurg.

     On January 15, 2004, Metallurg, Inc. loaned Metallurg Holdings $1,494,000 to pay interest on the Senior Discount Notes held by non-related parties. In addition, Metallurg and another related party holding Senior Discount Notes, agreed to purchase $5,142,000 and $1,077,000 of new notes with the proceeds of the interest payment due to them.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

12.  Borrowings - (Continued)

     Metallurg Holdings is a holding company, and its ability to meet its payment obligations on the Senior Discount Notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries. Metallurg Holdings does not have, and may not in the future have, any material tangible assets other than the common stock of Metallurg, Inc. Metallurg, Inc. and its subsidiaries are parties to various credit agreements, including Metallurg, Inc.'s Senior Note indenture and the Revolving Credit Facility, which impose substantial restrictions on Metallurg, Inc.'s ability to pay dividends to Metallurg Holdings.

     Metallurg Holdings does not currently have sufficient cash on hand to make the interest payments due on the Senior Discount Notes. As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc. Such foreclosure would create a default in accordance with the indenture terms of the Senior Notes and result in an acceleration of $100 million of Senior Note indebtedness. See "Note. 1 Going Concern".

Metallurg, Inc. and Domestic Subsidiaries

     Senior Notes - In November 1997, Metallurg, Inc. issued its Senior Notes. Interest is payable semi-annually. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, and are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis.

     The Senior Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. was permitted to make future restricted payments in the amount of $7,494,000 as of December 31, 2003. As a result of the two transactions on January 15, 2004, discussed above, Metallurg's ability to make future restricted payments is currently limited to $858,000.

     Revolving Credit Facility - Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") have a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility"), which expires in October 2004. This facility, as amended in October 2003 and in January 2004, provides the Borrowers with up to $27,000,000 for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 3.5% or (ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.25% - 0.50% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and special cash collateral, as defined. At December 31, 2003, there were no borrowings under this facility; however, outstanding letters of credit totaled $21,136,000. In addition, the Borrowers had unused borrowing capacity of $488,000 under this facility.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

12.  Borrowings - (Continued)

     The Revolving Credit Facility limits Metallurg, Inc.'s ability to make dividend payments and other payments to Metallurg Holdings. In addition, the Borrowers and certain subsidiaries were required to comply with various covenants, including the maintenance of minimum liquidity, as defined in the agreement, at a $10,000,000 level. Liquidity, as defined, was $10,466,000 at December 31, 2003. On January 14, 2004, the Revolving Credit Facility was amended and the minimum liquidity covenant was eliminated. In its place, Metallurg was required to deposit $4,000,000 into a special cash collateral account on the amendment date and an additional $3,000,000 on the closing date of the sale of its South African sales office. See "Note 4. Discontinued Operations".

Foreign Subsidiaries

     LSM Revolving Credit Facilities - LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). In 2003, these overdraft facilities were reduced by 'L'2,000,000 ($3,557,000). These facilities now provide LSM with up to 'L'5,500,000 ($9,782,000) of borrowings, 'L'40,300,000 ($71,674,000) of foreign exchange contracts and options and 'L'4,000,000 ($7,114,000) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are secured by the assets of LSM and are repayable on demand. Outstanding loans under these facilities bear interest at rates of LIBOR plus 1.5% to 1.75%. At December 31, 2003, there were no borrowings under these facilities. LSM's Norwegian subsidiary has an unsecured overdraft facility of NOK 15,000,000 ($2,239,000). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At December 31, 2003, there was NOK 9,779,000 ($1,463,000)
outstanding under this facility.

     LSM Term Loans - In December 2003, LSM refinanced its four revolving term loan facilities with Barclays and HSBC into two new term loans. The loan with Barclays is for 'L'6,000,000 ($10,671,000) for a term of three years and bears interest at LIBOR plus 1.75%. Quarterly repayments of 'L'150,000 ($267,000) commence in June 2004. The loan with HSBC is for 'L'6,000,000 ($10,671,000) for a term of five years and bears interest at LIBOR plus 1.65%. Quarterly repayments of 'L'195,000 ($347,000) commence in July 2004. These term loan facilities are secured by the assets of LSM and require LSM to comply with various covenants, including the maintenance of minimum tangible net worth and interest coverage. The Norwegian subsidiary has an unsecured term loan with a remaining balance of NOK 6,804,000 ($1,018,000). This term loan incurs interest at NIBOR plus 1.25% and will be repaid in 2004 after the closure of this facility.

     Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks totaling $5,413,000. Borrowings under these arrangements aggregated $4,327,000 at December 31, 2003 at a weighted-average interest rate of 9.9%.

     Interest expense totaled $19,133,000, $19,013,000, and $18,161,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The scheduled maturities of long-term debt during the next five years are as follows (in thousands):

December 31,
------------
2004 ...................   $  2,524
2005 ...................      2,454
2006 ...................      2,628
2007 ...................    102,454
2008 ...................     42,789
Thereafter .............     10,032
                           --------
   Total................   $162,881
                           ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13.  Financial Instruments

     The carrying amounts and fair values of financial instruments are as follows (in thousands):

                                          December 31, 2003    December 31, 2002
                                         ------------------   ------------------
                                         Carrying    Fair     Carrying    Fair
                                          Amount     Value     Amount     Value
                                         --------   -------   --------   -------
Financial assets and liabilities:
   Cash and cash equivalents .........   $ 18,557   $18,557   $ 24,256   $24,256
   Investments in affiliates .........      1,870     1,870      1,624     1,624
   Short-term debt ...................      5,791     5,791      4,447     4,447
   Senior Discount Notes .............     40,335    12,504     37,724    15,327
   Senior Notes ......................    100,000    56,000    100,000    63,000
   Other long-term debt ..............     22,546    22,546     20,605    20,605

                                    Notional                  Notional
                                     Amount    Market Value    Amount    Market Value
                                    --------   ------------   --------   ------------
Derivative instruments:
   Forward exchange contracts:
      Sales .....................    $23,932       $ 602      $21,164       $(316)
      Purchases (a) .............      6,944        (650)       3,709        (309)
   Interest rate collar .........         --          --       19,316        (361)
   Commodity price contracts:
      Sales .....................        681         (44)         130          (2)
      Purchases .................      4,731         893        4,023          25

(a) Includes notional amounts of $3,853 and $2,872 and market values of $(557) and $(280) at December 31, 2003 and 2002, respectively, relating to discontinued operations.

     The carrying amount of cash and cash equivalents and short-term debt approximates fair value due to their liquidity and short-term maturities. All investments purchased with maturities of three months or less are considered cash equivalents. Fair values of investments in affiliates are not readily available. The fair value of Metallurg, Holdings' Senior Discount Notes is based on quoted market prices. The fair value of Metallurg, Inc.'s Senior Notes is based on quoted market prices. The Company's other long-term debt includes floating-rate debt, the carrying amount of which approximates fair value.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13.  Financial Instruments - (Continued)

     In December 2003, in conjunction with the refinancing of its revolving term loan facilities, LSM terminated the zero premium interest rate collar it had entered into in 2001 relating to such debt. The notional principal amount of the collar was 'L'12,000,000 ($21,342,000) and the fair value presented at December 31, 2002 was based on the amount at which it could be settled with the counterparty. The contract was deemed as a hedge transaction under prescribed accounting rules and as such, the loss on terminating this contract was included as additional interest expense.

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

14.  Income Taxes

     For financial reporting purposes, (loss) income before income tax (benefit) provision, minority interest and discontinued operations includes the following components (in thousands):

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 --------   --------   --------
U.S. .........................................   $(56,555)  $(24,734)  $(11,977)
Foreign ......................................    (13,515)    (1,604)     7,276
                                                 --------   --------   --------
   Total .....................................   $(70,070)  $(26,338)  $ (4,701)
                                                 ========   ========   ========

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective tax rate is as follows (dollars in thousands):

                                                                 Year Ended December 31,
                                               ---------------------------------------------------------
                                                      2003                2002                2001
                                               -----------------   -----------------   -----------------
                                                  Tax                 Tax                 Tax
                                               (Benefit)           (Benefit)           (Benefit)
                                               Provision     %     Provision     %     Provision     %
                                               ---------   -----   ---------   -----   ---------   -----
Income tax (benefit) provision at statutory     $(24,525)   35.0    $(9,219)    35.0    $(1,645)    35.0
   rate ....................................
State and local income taxes, net
   of federal income tax effect ............          15      --         24     (0.1)       148     (3.1)
Goodwill impairment charge .................      11,370   (16.2)        --       --         --       --
Changes in domestic valuation allowance ....       6,252    (8.9)     7,075    (26.9)     1,042    (22.2)
Effect of net change of foreign valuation
   allowance and differences between U.S.
   and foreign rates .......................       4,475    (6.4)     1,587     (6.0)       (69)     1.5
Foreign dividends ..........................       2,326    (3.3)     1,266     (4.8)     2,059    (43.8)
Permanent and other differences ............        (176)    0.2        107     (0.4)     1,016    (21.6)
                                                --------   -----    -------    -----    -------    -----
   Total ...................................    $   (263)    0.4    $   840     (3.2)   $ 2,551    (54.2)
                                                ========   =====    =======    =====    =======    =====

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

14.  Income Taxes - (Continued)

     The income tax (benefit) provision represents the following (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2003    2002    2001
                                                         -----   -----   ------
Current:
   U.S. federal.......................................   $ (68)  $(231)  $ (170)
   U.S. state and local...............................      23      37      224
   Foreign............................................    (126)    718    1,890
                                                         -----   -----   ------
      Total current...................................    (171)    524    1,944
                                                         -----   -----   ------
Deferred:
   U.S. federal and state.............................      --       8       19
   Foreign............................................     (92)    308      588
                                                         -----   -----   ------
      Total deferred..................................     (92)    316      607
                                                         -----   -----   ------
      Total income tax (benefit) provision............   $(263)  $ 840   $2,551
                                                         =====   =====   ======

     U.S. federal income tax refunds receivable of $243,000 and $208,000 at December 31, 2003 and 2002, respectively, consist of carryback claims related to environmental expenses. These receivables are reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
Deferred Tax Assets:
   NOL and other credit carryforwards....................   $ 26,074   $ 21,912
   Accrued interest......................................     13,436     11,583
   Environmental liabilities.............................      8,977      9,935
   Retirement benefits...................................      7,846      9,887
   Other accruals and reserves...........................      1,594        601
   Inventories...........................................        353        385
   Fixed assets..........................................        156        157
   Other.................................................        119        156
                                                            --------   --------
Total deferred tax assets................................     58,555     54,616
Deferred tax asset valuation allowance...................    (46,699)   (40,290)
                                                            --------   --------
                                                              11,856     14,326
                                                            --------   --------
Deferred Tax Liabilities:
   Fixed assets..........................................     (3,716)    (4,149)
   Other.................................................     (2,919)    (2,380)
                                                            --------   --------
Total deferred tax liabilities...........................     (6,635)    (6,529)
                                                            --------   --------
Net deferred tax asset...................................   $  5,221   $  7,797
                                                            ========   ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

14.  Income Taxes - (Continued)

     At December 31, 2003, the Company has net operating loss carryforwards relating to domestic operations of $60,603,000 (of which $3,300,000 is subject to certain limitations relative to utilization), which expire through 2023, and alternative minimum tax credit carryforwards of $953,000, which can be carried forward indefinitely. Metallurg, Inc.'s consolidated foreign subsidiaries have income tax loss carryforwards aggregating $9,460,000, a substantial portion of which relates to U.K and Norwegian operations, which expire through 2013. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowance at December 31, 2003. Deferred tax assets that are not fully valued are mainly Federal AMT credits available in the U.S of $953,000 and deferred tax assets at LSM of $4,087,000.

15.  Shareholders' (Deficit) Equity

                                                                               Accumulated                    Total
                                              Preferred Stock    Additional       Other                   Shareholders'
                                            ------------------     Paid-In    Comprehensive    Retained       Equity
                                              Shares    Amount     Capital         Loss        Deficit      (Deficit)
                                            ---------   ------   ----------   -------------   ---------   -------------
                                                                 (in thousands, except share amounts)
                                            ---------------------------------------------------------------------------
Balance at December 31, 2000 ............   9,726.335     --      $37,148       $ (7,413)     $ (11,834)   $ 17,901
   Net loss .............................          --     --           --             --         (5,781)     (5,781)
   Change in translation adjustment .....          --     --           --         (3,371)            --      (3,371)
   Minimum pension liability adjustment
      (net of deferred tax of $5,518) ...          --     --           --        (13,802)            --     (13,802)
   Deferred loss on derivatives .........          --     --           --           (120)            --        (120)
   Capital contributions ................          --     --        2,705             --             --       2,705
   Deferred tax effects of fresh-start
      adjustments of Metallurg ..........          --     --          550             --             --         550
   Fresh-start adjustment for tax
      benefits of environmental carryback
      claims ............................          --     --        1,630             --             --       1,630
                                            ---------    ---      -------       --------      ---------    --------
Balance at December 31, 2001 ............   9,726.335     --       42,033        (24,706)       (17,615)       (288)
   Net loss .............................          --     --           --             --        (22,714)    (22,714)
   Change in translation adjustment .....          --     --           --          6,486             --       6,486
   Minimum pension liability
      adjustment (net of deferred tax of
      $6,342) ...........................          --     --           --        (18,876)            --     (18,876)
   Deferred loss on derivatives .........          --     --           --           (183)            --        (183)
   Capital contributions ................          --     --        9,118             --             --       9,118
   Deferred tax effects of fresh-start
      adjustments of Metallurg ..........          --     --           11             --             --          11
   Fresh-start adjustment for tax
      benefits of environmental carryback
      claims ............................          --     --       (1,251)            --             --      (1,251)
                                            ---------    ---      -------       --------      ---------    --------
Balance at December 31, 2002 ............   9,726.335     --       49,911        (37,279)       (40,329)    (27,697)
   Net loss .............................          --     --           --             --        (68,407)    (68,407)
   Change in translation adjustment .....          --     --           --          6,400             --       6,400
   Minimum pension liability adjustment
      (net of deferred tax provision of
      $2,146) ...........................          --     --           --          5,927             --       5,927
   Deferred loss on derivatives, net ....          --     --           --           (292)            --        (292)
   Capital contributions ................          --     --       10,000             --             --      10,000
                                            ---------    ---      -------       --------      ---------    --------
Balance at December 31, 2003 ............   9,726.335     --      $59,911       $(25,244)     $(108,736)   $(74,069)
                                            =========    ===      =======       ========      =========    ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

15.  Shareholders' (Deficit) Equity - (Continued)

Common and Preferred Stock

     At December 31, 2003, no common stock was issued and outstanding; however 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock were issued and outstanding.

Additional Paid-in Capital

     Effective September 30, 2003, the Company completed the sale of certain subsidiaries. As these transactions were between members of a common controlled group, as defined for accounting purposes, no gain or loss was recorded and cash proceeds received of $10,000,000 have been recorded as capital contributions from members of the common controlled group. These amounts, together with dividends paid by these subsidiaries prior to their sale, have been recorded as capital contributions. In 2002, Metallurg completed similar sales of subsidiaries to members of a common controlled group, and related proceeds and dividends paid by these subsidiaries were recorded as capital contributions. See "Note 3. Change in Reporting Entity".

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
Foreign currency translation adjustment..................   $  2,102   $ (4,298)
Minimum pension liability adjustment, net................    (26,751)   (32,678)
Deferred loss on derivatives.............................       (595)      (303)
                                                            --------   --------
                                                            $(25,244)  $(37,279)
                                                            ========   ========

Retained Deficit

     Under the terms of the Senior Discount Note indenture, Metallurg Holdings is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg Holdings was permitted to make future restricted payments in the amount of $7,494,000 as of December 31, 2003.

Stock Compensation Plan

     On November 20, 1998, 500,000 shares of common stock were made available for stock awards and stock options under the 1998 Equity Compensation Plan (the "ECP"). Options issued have a term of ten years and vest, in most cases, 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The weighted-average remaining life of options outstanding at December 31, 2003 was 5.49 years.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

15.  Shareholder's (Deficit) Equity - (Continued)

     Stock option transactions under the ECP are summarized as follows:

                                                                                         Weighted-
                                                                                          average
                                                                            Exercise   Fair Value at
                                                         Number of Shares     Price      Grant Date
                                                         ----------------   --------   -------------
Balance at December 31, 2000 .........................       432,000
   Granted ...........................................        65,000         $30.00        $3.88
   Canceled or forfeited .............................       (24,500)
                                                             -------
Balance at December 31, 2001 .........................       472,500
   Canceled or forfeited .............................       (72,500)
                                                             -------
Balance at December 31, 2002 .........................       400,000
   Canceled or forfeited .............................      (185,000)
                                                             -------
Balance at December 31, 2003 .........................       215,000
                                                             =======
Shares reserved for future options ...................       285,000

Stock options exercisable at:
   December 31, 2001..................................       317,500
   December 31, 2002..................................       355,750
   December 31, 2003 .................................       194,250

     Had the compensation cost for Metallurg, Inc.'s stock option plan been determined based upon the fair value at the grant date, consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", Metallurg, Inc.'s net income would have been reduced by $39,000, $263,000, and $454,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Principal assumptions used in applying the Black-Scholes model for options granted in the periods presented are as follows:

                                                         Year Ended December 31,
                                                         ----------------------
                                                          2003   2002     2001
                                                          ----   ----   -------
Expected volatility...................................     (a)    (a)      0%
Expected dividend yield...............................     (a)    (a)      0%
Expected life.........................................     (a)    (a)   4 years
Risk-free interest rate...............................     (a)    (a)    3.54%

----------
(a) No options were granted in 2003 and 2002.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Environmental Liabilities

     Metallurg's manufacturing operations in Cambridge, Ohio; Newfield, New Jersey; and Sao Joao del Rei, Brazil are subject to environmental laws and regulations for which Metallurg has incurred environmental liabilities. These liabilities are primarily related to the investigation and remediation of contamination resulting from historic operations.

     Total environmental liabilities consist of the following (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                 2003      2002
                                                               -------   -------
U.S.:
    SMC - Ohio..............................................   $10,085   $10,454
    SMC - New Jersey........................................    19,330    21,316
                                                               -------   -------
                                                                29,415    31,770
Foreign ....................................................       121       147
                                                               -------   -------
    Total environmental liabilities.........................    29,536    31,917
    Less: trust funds.......................................     3,865     3,788
                                                               -------   -------
Net environmental liabilities...............................    25,671    28,129
    Less: current portion...................................     2,993     4,191
                                                               -------   -------
       Environmental liabilities............................   $22,678   $23,938
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

     SMC entered into administrative consent orders with the New Jersey Department of Environmental Protection under which SMC must conduct remediation activities at the Newfield facility. These obligations include the closure of wastewater lagoons, the decontamination of groundwater, soil remediation, surface water and sediment clean up, wetlands restoration and related operation and maintenance activities. SMC accrued its best estimate of the associated costs with respect to remedial activities at the site, which it expects to disburse over the next 15 years. At December 31, 2003, outstanding letters of credit issued as financial assurances in favor of various environmental agencies totaled $19,069,000. These letters of credit were issued under the Revolving Credit Facility. See "Note 12. Borrowings". The cost of providing financial assurance over the term of the remediation activities has been contemplated in the accrued amounts.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Environmental Liabilities - (Continued)

     CIF has accrued environmental liabilities in the amounts of $121,000 and $147,000 at December 31, 2003 and 2002, respectively, to cover reclamation costs of closed mine sites.

     In 2002 and 2001, SMC recognized environmental expense recoveries of $3,000,000 and $631,000, respectively, upon settlement with insurance companies relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at SMC's Newfield, New Jersey site.

17.  Contingent Liabilities

     In addition to environmental matters, which are discussed in Note 16, the Company defends, from time to time, various claims and legal actions arising in the normal course of business. Management believes, based on the advice of counsel, that the outcome of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance, however, that existing or future litigation will not result in an adverse judgment against the Company that could have a material adverse effect on the Company's future results of operations or cash flows.

18.  Leases

     Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At December 31, 2003, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

December 31,
------------
2004...............................   $  846
2005...............................      515
2006...............................      349
2007...............................      275
2008...............................      252
Thereafter.........................      330
                                      ------
   Total...........................   $2,567
                                      ======

     Rent expense under operating leases was $1,197,000, $1,162,000 and $1,093,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19.  Supplemental Guarantor Information

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

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2003
                                 (In thousands)

                                                                      Combined       Combined
                                                                      Guarantor    Non-Guarantor
                                                  Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ---------------   ------------   -------------   ------------   ------------
Total revenue..................................                       $109,603       $213,115        $(39,369)      $283,349
                                                                      --------       --------        --------       --------
Operating costs and expenses:
   Cost of sales...............................                        106,595        194,021         (39,246)       261,370
   Selling, general and administrative
      expenses.................................       $  4,199           8,219         18,227              --         30,645
   Restructuring charges, net .................             --             120         10,775              --         10,895
                                                      --------        --------       --------        --------       --------
      Total operating costs and expenses.......          4,199         114,934        223,023         (39,246)       302,910
                                                      --------        --------       --------        --------       --------
      Operating loss...........................         (4,199)         (5,331)        (9,908)           (123)       (19,561)
Other:
   Other income, net...........................             --              --            222              --            222
   Interest (expense) income, net..............        (10,336)          1,087         (3,829)             --        (13,078)
   Equity in losses of subsidiaries............        (13,138)        (12,153)       (11,165)         36,456             --
                                                      --------        --------       --------        --------       --------
      Loss before income tax (benefit)
         provision, minority interest and
         discontinued operations...............        (27,673)        (16,397)       (24,680)         36,333        (32,417)
Income tax provision (benefit).................          3,077          (3,089)          (255)             --           (267)
                                                      --------        --------       --------        --------       --------
     Loss before minority interest and
        discontinued operations................        (30,750)        (13,308)       (24,425)         36,333        (32,150)
Minority interest..............................             --              --            (17)             --            (17)
                                                      --------        --------       --------        --------       --------
     Loss from continuing operations...........        (30,750)        (13,308)       (24,442)         36,333        (32,167)
Discontinued operations........................             --              --          1,417              --          1,417
                                                      --------        --------       --------        --------       --------
     Net loss..................................        (30,750)        (13,308)       (23,025)         36,333        (30,750)

Other comprehensive income (loss):
   Foreign currency translation adjustment.....          6,400           6,400         12,850         (19,250)         6,400
   Minimum pension liability adjustment, net...          5,927           4,946         10,010         (14,956)         5,927
   Deferred loss on derivatives, net...........           (292)           (292)          (584)            876           (292)
                                                      --------        --------       --------        --------       --------
      Comprehensive loss.......................       $(18,715)       $ (2,254)      $   (749)       $  3,003       $(18,715)
                                                      ========        ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Balance Sheet at December 31, 2003
                                 (In thousands)

                                                                      Combined       Combined
                                                                      Guarantor    Non-Guarantor
                                                  Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents...................      $  6,409         $    745        $ 11,084                      $ 18,238
   Accounts receivable, net....................        32,573           18,721          34,024      $ (47,478)        37,840
   Inventories.................................            --           21,344          23,294           (181)        44,457
   Prepaid expenses and other current assets...         1,392            3,175           6,462         (3,042)         7,987
   Discontinued operations - current assets....             -               --          14,738             --         14,738
                                                     --------         --------        --------      ---------       --------
      Total current assets.....................        40,374           43,985          89,602        (50,701)       123,260
Investments - intergroup.......................        52,566             (975)         36,886        (88,477)            --
Investments - other............................            --               --           1,870             --          1,870
Property, plant and equipment, net.............           339           21,496          32,489             --         54,324
Other assets...................................        10,833           64,875           7,417        (65,074)        18,051
Discontinued operations - noncurrent assets....            --               --           1,948             --          1,948
                                                     --------         --------        --------      ---------       --------
      Total....................................      $104,112         $129,381        $170,212      $(204,252)      $199,453
                                                     ========         ========        ========      =========       ========

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt...........................                                       $  8,315                      $  8,315
   Accounts payable............................      $  2,971         $ 46,908          23,355      $ (47,473)        25,761
   Accrued expenses............................         1,789            6,504           4,937             --         13,230
   Other current liabilities...................            --            2,949             432         (3,042)           339
   Discontinued operations - current
      liabilities..............................            --               --           9,843             --          9,843
                                                     --------         --------        --------      ---------       --------
      Total current liabilities................         4,760           56,361          46,882        (50,515)        57,488
                                                     --------         --------        --------      ---------       --------
Long-term Liabilities:
   Long-term debt..............................       100,000               --          20,022             --        120,022
   Accrued pension liabilities.................         5,628              662          23,253             --         29,543
   Environmental liabilities, net..............            --           22,578             100             --         22,678
   Other liabilities...........................        25,476               --          40,603        (65,079)         1,000
   Discontinued operations - noncurrent
      liabilities..............................            --               --             218             --            218
                                                     --------         --------        --------      ---------       --------
      Total long-term liabilities..............       131,104           23,240          84,196        (65,079)       173,461
                                                     --------         --------        --------      ---------       --------
      Total liabilities........................       135,864           79,601         131,078       (115,594)       230,949
                                                     --------         --------        --------      ---------       --------
Minority interest..............................            --               --             256             --            256
Shareholder's (Deficit) Equity:
   Common stock................................            50            1,217         109,139       (110,356)            50
   Due from parent company.....................       (21,715)              --              --             --        (21,715)
   Additional paid-in capital..................        67,324          127,457           7,076       (134,533)        67,324
   Accumulated other comprehensive loss........       (25,647)         (22,158)        (41,047)        63,205        (25,647)
   Retained deficit............................       (51,764)         (56,736)        (36,290)        93,026        (51,764)
                                                     --------         --------        --------      ---------       --------
      Total shareholder's (deficit) equity.....       (31,752)          49,780          38,878        (88,658)       (31,752)
                                                     --------         --------        --------      ---------       --------
      Total....................................      $104,112         $129,381        $170,212      $(204,252)      $199,453
                                                     ========         ========        ========      =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2003
                                 (In thousands)

                                                                Combined        Combined
                                                                Guarantor    Non-Guarantor
                                            Metallurg, Inc.   Subsidiaries    Subsidiaries   Consolidated
                                            ---------------   ------------   -------------   ------------
Cash Flows from Operating Activities ....      $(15,137)        $ (5,217)       $ 3,230        $(17,124)
                                               --------         --------        -------        --------
Cash Flows from Investing Activities:
Additions to property, plant and
   equipment ............................           (44)            (731)        (2,114)         (2,889)
Repayment of loan to former subsidiary ..         1,000               --             --           1,000
Other, net ..............................           151               --           (194)            (43)
                                               --------         --------        -------        --------
   Net cash provided by (used in)
      investing activities ..............         1,107             (731)        (2,308)         (1,932)
                                               --------         --------        -------        --------
Cash Flows From Financing Activities:
Intergroup (repayments) borrowings ......        (7,413)           9,937         (2,524)             --
Repayment of long-term debt .............            --               --           (114)           (114)
Net short-term borrowings ...............            --               --          1,295           1,295
Capital contributions ...................           450            9,550             --          10,000
Intergroup dividends received (paid) ....        14,100          (13,848)          (252)             --
Other, net ..............................            --               --          1,185           1,185
                                               --------         --------        -------        --------
   Net cash provided by (used in)
      financing activities ..............         7,137            5,639           (410)         12,366
                                               --------         --------        -------        --------
 Effects of exchange rate changes on
   cash and cash equivalents ............            --               --            677             677
                                               --------         --------        -------        --------
Net (decrease) increase in cash and
   cash equivalents .....................        (6,893)            (309)         1,189          (6,013)
Cash and cash equivalents -
   beginning of period ..................        13,302            1,054          9,895          24,251
                                               --------         --------        -------        --------
Cash and cash equivalents -
   end of period ........................      $  6,409         $    745        $11,084        $ 18,238
                                               ========         ========        =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2002
                                 (In thousands)

                                                                      Combined       Combined
                                                                      Guarantor    Non-Guarantor
                                                  Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ---------------   ------------   -------------   ------------   ------------
Total revenue .................................                       $109,833       $207,238        $(39,290)      $277,781
                                                                      --------       --------        --------       --------
Operating costs and expenses:
   Cost of sales ..............................                        106,992        188,626         (40,903)       254,715
   Selling, general and administrative
      expenses ................................      $  5,260           10,141         15,072              --         30,473
   Environmental expense recoveries ...........            --           (3,000)            --              --         (3,000)
   Restructuring charges, net .................         1,989              453          1,068              --          3,510
                                                     --------         --------       --------        --------       --------
      Total operating costs and expenses ......         7,249          114,586        204,766         (40,903)       285,698
                                                     --------         --------       --------        --------       --------
      Operating (loss) income .................        (7,249)          (4,753)         2,472           1,613         (7,917)
Other:
   Other (expense) income, net ................            --              (17)            91              --             74
   Interest (expense) income, net .............       (10,850)           1,644         (4,167)             --        (13,373)
   Equity in (losses) income of subsidiaries...        (3,673)           1,000            321           2,352             --
                                                     --------         --------       --------        --------       --------
      (Loss) income before income tax
         (benefit) provision, minority
         interest and discontinued operations..       (21,772)          (2,126)        (1,283)          3,965        (21,216)
Income tax (benefit) provision ................        (1,958)           1,864            929              --            835
                                                     --------         --------       --------        --------       --------
      Loss before minority interest and
         discontinued operations...............       (19,814)          (3,990)        (2,212)          3,965        (22,051)
Minority interest .............................            --               --            (84)             --            (84)
                                                     --------         --------       --------        --------       --------
      Loss from continuing operations .........       (19,814)          (3,990)        (2,296)          3,965        (22,135)
Discontinued operations .......................            --               --          2,321              --          2,321
                                                     --------         --------       --------        --------       --------
      Net (loss) income .......................       (19,814)          (3,990)            25           3,965        (19,814)
Other comprehensive income (loss):
   Foreign currency translation adjustment ....         6,486            6,486         12,932         (19,418)         6,486
   Minimum pension liability adjustment, net          (18,876)         (15,058)       (29,598)         44,656        (18,876)
   Deferred loss on derivatives, net ..........          (183)            (183)          (366)            549           (183)
                                                     --------         --------       --------        --------       --------
      Comprehensive loss ......................      $(32,387)        $(12,745)      $(17,007)       $ 29,752       $(32,387)
                                                     ========         ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19.   Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Balance Sheet at December 31, 2002
                                 (In thousands)

                                                                    Combined       Combined
                                                                    Guarantor    Non-Guarantor
                                                Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents ................      $ 13,302         $  1,054       $  9,895                       $ 24,251
   Accounts receivable, net .................        27,167           17,039         37,196        $ (40,643)       40,759
   Inventories ..............................            --           23,513         27,145              (58)       50,600
   Prepaid expenses and other current assets            953            7,130          8,225           (8,825)        7,483
   Discontinued operations - current assets              --               --         12,642               --        12,642
                                                   --------         --------       --------        ---------      --------
      Total current assets ..................        41,422           48,736         95,103          (49,526)      135,735
Investments - intergroup ....................        58,300              403         38,686          (97,389)           --
Investments - other .........................            --               --          1,624               --         1,624
Property, plant and equipment, net ..........           585           22,488         39,079               --        62,152
Other assets ................................        11,037           59,216         10,784          (60,270)       20,767
Discontinued operations - noncurrent asset ..            --               --          1,771               --         1,771
                                                   --------         --------       --------        ---------      --------
      Total .................................      $111,344         $130,843       $187,047        $(207,185)     $222,049
                                                   ========         ========       ========        =========      ========
LIABILITIES AND
SHAREHOLDER'S (DEFICIT) EQUITY

Current Liabilities:
   Short-term debt and current portion of
      long-term debt ........................                                      $  4,602                       $  4,602
   Accounts payable .........................      $  3,878         $ 39,285         29,900        $ (40,643)       32,420
   Accrued expenses .........................         3,331            7,984          4,162               --        15,477
   Other current liabilities ................         3,224            3,601          2,954           (8,825)          954
   Discontinued operations - current
      liabilities ...........................            --               --          9,072               --         9,072
                                                   --------         --------       --------        ---------      --------
      Total current liabilities .............        10,433           50,870         50,690          (49,468)       62,525
                                                   --------         --------       --------        ---------      --------
Long-term Liabilities:
   Long-term debt ...........................       100,000               --         20,450               --       120,450
   Accrued pension liabilities ..............         6,072              477         30,092               --        36,641
   Environmental liabilities, net ...........            --           23,812            126               --        23,938
   Other liabilities ........................        17,876                          43,341          (60,270)          947
   Discontinued operations - noncurrent
      liabilities ...........................            --               --            123               --           123
                                                   --------         --------       --------        ---------      --------
      Total long-term liabilities ...........       123,948           24,289         94,132          (60,270)      182,099
                                                   --------         --------       --------        ---------      --------
      Total liabilities .....................       134,381           75,159        144,822         (109,738)      244,624
                                                   --------         --------       --------        ---------      --------
Minority interest ...........................            --               --            462               --           462
Shareholder's (Deficit) Equity:
   Common stock .............................            50            1,217        109,162         (110,379)           50
   Due from parent company ..................       (21,715)              --             --               --       (21,715)
   Additional paid-in capital ...............        57,324          117,907          7,076         (124,983)       57,324
   Accumulated other comprehensive loss .....       (37,682)         (33,212)       (63,323)          96,535       (37,682)
   Retained deficit .........................       (21,014)         (30,228)       (11,152)          41,380       (21,014)
                                                   --------         --------       --------        ---------      --------
      Total shareholder's (deficit) equity ..       (23,037)          55,684         41,763          (97,447)      (23,037)
                                                   --------         --------       --------        ---------      --------
      Total .................................      $111,344         $130,843       $187,047        $(207,185)     $222,049
                                                   ========         ========       ========        =========      ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2002
                                 (In thousands)

                                                                Combined        Combined
                                                 Metallurg,     Guarantor    Non-Guarantor
                                                    Inc.      Subsidiaries    Subsidiaries   Consolidated
                                                 ----------   ------------   -------------   ------------
Cash Flows from Operating Activities .........    $(15,260)     $10,039         $12,646        $  7,425
                                                  --------      -------         -------        --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ...         (16)      (5,369)         (5,234)        (10,619)
(Loan to) repayment from former subsidiary ...      (7,000)       4,000              --          (3,000)
Other, net ...................................          63            2            (440)           (375)
                                                  --------      -------         -------        --------
   Net cash used in investing activities .....      (6,953)      (1,367)         (5,674)        (13,994)
                                                  --------      -------         -------        --------
Cash Flows From Financing Activities:
Intergroup borrowings (repayments) ...........       6,430       (5,891)           (539)             --
Repayment of long-term debt ..................          --           --             (28)            (28)
Net short-term borrowings ....................          --           --           1,918           1,918
Capital contributions ........................         163        6,954              --           7,117
Intergroup dividends received (paid) .........      10,401       (9,954)           (447)             --
Other, net ...................................          --           --          (1,510)         (1,510)
                                                  --------      -------         -------        --------
   Net cash provided by (used in) financing
      activities .............................      16,994       (8,891)           (606)          7,497
                                                  --------      -------         -------        --------
Effects of exchange rate changes on cash and
   cash equivalents ..........................          --           --             675             675
                                                  --------      -------         -------        --------
Net (decrease) increase in cash and cash
   equivalents ...............................      (5,219)        (219)          7,041           1,603

Cash and cash equivalents - beginning of
   period ....................................      18,521        1,273           2,854          22,648
                                                  --------      -------         -------        --------

Cash and cash equivalents - end of period ....    $ 13,302      $ 1,054         $ 9,895        $ 24,251
                                                  ========      =======         =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2001
                                 (In thousands)

                                                                    Combined       Combined
                                                     Metallurg,     Guarantor    Non-Guarantor
                                                        Inc.      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                     ----------   ------------   -------------   ------------   ------------
Total revenue ....................................                  $158,912        $226,756       $(48,964)      $336,704
                                                                    --------        --------       --------       --------
Operating costs and expenses:
   Cost of sales .................................                   139,324         202,094        (48,548)       292,870
   Selling, general and administrative
      expenses ...................................    $  4,898        10,893          14,060             --         29,851
   Environmental expense recoveries ..............          --          (631)             --             --           (631)
                                                      --------      --------        --------       --------       --------
      Total operating costs and expenses .........       4,898       149,586         216,154        (48,548)       322,090
                                                      --------      --------        --------       --------       --------
      Operating (loss) income ....................      (4,898)        9,326          10,602           (416)        14,614
Other:
   Other income, net .............................          --            --             209             --            209
   Interest (expense) income, net ................      (9,783)        1,006          (3,535)            --        (12,312)
   Equity in income of subsidiaries ..............      14,444         5,397           2,104        (21,945)            --
                                                      --------      --------        --------       --------       --------
      (Loss) income before income tax
         (benefit) provision, minority interest
         and discontinued operations .............        (237)       15,729           9,380        (22,361)         2,511
Income tax (benefit) provision ...................      (1,159)        1,304           2,401             --          2,546
                                                      --------      --------        --------       --------       --------
      Income before minority interest and
         discontinued operations..................         922        14,425           6,979        (22,361)           (35)
Minority interest ................................          --            --             (14)            --            (14)
                                                      --------      --------        --------       --------       --------
      Income from continuing operations ..........         922        14,425           6,965        (22,361)           (49)
Discontinued operations ..........................          --            --             971             --            971
                                                      --------      --------        --------       --------       --------
      Net income .................................         922        14,425           7,936        (22,361)           922

Other comprehensive (loss) income:
   Foreign currency translation adjustment .......      (3,371)      (11,187)         (3,839)        15,026         (3,371)
   Minimum pension liability adjustment, net .....     (13,802)      (13,150)        (25,750)        38,900        (13,802)
   Deferred (loss) gain on derivatives, net ......        (120)         (120)           (240)           360           (120)
                                                      --------      --------        --------       --------       --------
      Comprehensive loss .........................    $(16,371)     $(10,032)       $(21,893)      $ 31,925       $(16,371)
                                                      ========      ========        ========       ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

19.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2001
                                 (In thousands)

                                                                Combined        Combined
                                                 Metallurg,     Guarantor    Non-Guarantor
                                                    Inc.      Subsidiaries    Subsidiaries   Consolidated
                                                 ----------   ------------   -------------   ------------
Cash Flows from Operating Activities .........    $ (3,588)     $ (1,803)       $ 7,142        $  1,751
                                                  --------      --------        -------        --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ...         (35)       (7,583)        (7,385)        (15,003)
Other, net ...................................          89            --           (285)           (196)
                                                  --------      --------        -------        --------
   Net cash provided by (used in) investing
      activities .............................          54        (7,583)        (7,670)        (15,199)
                                                  --------      --------        -------        --------
Cash Flows From Financing Activities:
Intergroup (repayments) borrowings ...........     (16,329)       16,575           (246)             --
Proceeds from long-term debt, net ............          --            --          8,485           8,485
Net repayment of short-term debt .............          --            --         (5,085)         (5,085)
Capital contributions ........................          68         2,637             --           2,705
Intergroup dividends received (paid) .........      13,140       (10,137)        (3,003)             --
Other, net ...................................          --            --          2,138           2,138
                                                  --------      --------        -------        --------
   Net cash (used in) provided by financing
      activities .............................      (3,121)        9,075          2,289           8,243
                                                  --------      --------        -------        --------
Effects of exchange rate changes on cash and
   cash equivalents ..........................          --            --           (807)           (807)
                                                  --------      --------        -------        --------
Net (decrease) increase in cash and cash
   equivalents ...............................      (6,655)         (311)           954          (6,012)

Cash and cash equivalents - beginning of
   period ....................................      25,176         1,584          1,900          28,660
                                                  --------      --------        -------        --------

Cash and cash equivalents - end of period ....    $ 18,521      $  1,273        $ 2,854        $ 22,648
                                                  ========      ========        =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

20.  Related Party Transactions

     In September 2003, Metallurg, Inc. and its wholly owned subsidiary, Metallurg Holdings Corporation, sold all of its ownership interests in its Weisweiler, Germany manufacturing facility and its Turkish chrome ore mines to LAGO, a German company and an affiliate of Safeguard International, the majority owner of Metallurg's parent, Metallurg Holdings, Inc. In December 2002, Metallurg completed sales of a production facility and a sales office in Germany and a number of its European sales offices to affiliates of Safeguard International. See "Note 3. Change in Reporting Entity".

     Accounts receivable and payable balances between the Company and affiliates of Safeguard International are shown as related party balances on the Company's Consolidated Balance Sheet.

     A note receivable from the German subsidiary sold in 2002 is shown as a related party balance on the Company's Consolidated Balance Sheet. This note is subordinated and accrues interest at a rate of 10% per annum. Principal and interest payments are due from 2006 through 2010 and may be repaid prior to maturity under certain circumstances.

     During 2002, companies under the control of Safeguard International purchased $21,500,000 face amount of the Senior Discount Notes on the open market. Of these Senior Discount notes, $4,600,000 were subsequently used by Sudamin as part of the consideration in its purchase of certain of Metallurg's sales offices. See "Note 5. Extraordinary Items".

     Effective July 1, 2000, an Advisory Agreement between Safeguard International Management, L.L.C. ("Safeguard LLC") and Metallurg, Inc. was amended, whereby Metallurg, Inc. was to pay $15,000 per month to Safeguard LLC for certain advisory and other services. Under this Agreement, Metallurg paid $150,000 and $90,000 in 2002 and 2001, respectively. Effective October 31, 2002, this advisory agreement was terminated and two members of Safeguard LLC, Dr. Heinz C. Schimmelbusch and Mr. Arthur R. Spector, were employed by Metallurg, Inc. on November 11, 2002 as Chief Executive Officer and Executive Vice Chairman, respectively. See "Item 10. Directors and Executive Officers of Metallurg, Inc.".

     During 2001, Metallurg Holdings recognized cross charges from Safeguard LLC of $34,000 representing reimbursement of direct costs incurred by Safeguard LLC in connection with pursuing and negotiating potential transactions on Metallurg Holdings' behalf.

     Dr. Schimmelbusch and Mr. Spector are managing directors of Safeguard LLC, which is the management company for Safeguard International, the majority owner of Metallurg Holdings, and in these positions receive compensation from this entity.

21.  Subsequent Events

     On January 15, 2004, Metallurg, Inc. loaned Metallurg Holdings, $1,494,000 in order for Metallurg Holdings to make the interest payment on its Senior Discount Notes to non-related parties. In addition, Metallurg and another related party bought a $5,142,000 note and a $1,077,000 note, respectively, from Metallurg Holdings with the proceeds of the interest payment due to them as a holder of Senior Discount Notes.

     During February 2004, SMC was awarded a five-year supply contract by Comision Federal de Electricidad, the national electric utility company of Mexico, for vanadium-containing raw materials for its Cambridge, Ohio plant. The terms of the contract required an upfront payment of approximately $9 million. Safeguard International and SCP Private Equity Partners, L.P., another shareholder of Metallurg Holdings, provided an $8 million loan so that SMC can complete the purchase. The loan bears interest at 8% and is secured by a second lien on all of the assets of the Borrowers and Guarantors under the Revolving Credit Facility.

     During March 2004, Metallurg completed the sale of its South African sales office. See "Note 4. Discontinued Operations".

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                                 (In thousands)

                                   First     Second    Third     Fourth
                                  Quarter   Quarter   Quarter   Quarter     Year
                                  -------   -------   -------   -------   --------
Year Ended December 31, 2003
Sales..........................   $69,991   $70,970   $68,375   $73,466   $282,802
Gross profit...................     7,505     6,500     4,271     3,703     21,979
Net loss (a)...................    (4,297)   (5,269)   (9,139)  (49,702)   (68,407)

                                   First     Second    Third     Fourth
                                  Quarter   Quarter   Quarter   Quarter     Year
                                  -------   -------   -------   -------   --------
Year Ended December 31, 2002
Sales..........................   $63,460   $70,766   $72,294   $70,626   $277,146
Gross profit...................     4,944     5,338     7,045     5,739     23,066
Net loss (b)...................    (4,279)   (8,327)   (5,461)   (4,647)   (22,714)

----------
(a) Includes restructuring and asset impairment charges of $2,659 and $40,722 in the third and fourth quarters, respectively.

(b) Includes environmental expense recovery of $3,000 in the first quarter and restructuring charges, net, of $1,498, $990 and $1,022 in the second, third and fourth quarters, respectively.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                    ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Metallurg Holdings, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 5, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 (a) (2) of this Form 10-K. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 5, 2004

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                                                         Deductions
                                                                 -------------------------
                                       Balance at   Charged to   Uncollectable               Balance at
                                        Beginning    Costs and      Accounts                    End
                                        of Period    Expenses     Written Off    Other (a)    of Period
                                       ----------   ----------   -------------   ---------   ----------
Year Ended December 31, 2001
   Accounts receivable allowance
      for doubtful accounts ........     $  968        $543          $(295)         $(11)      $1,205

Year Ended December 31, 2002
   Accounts receivable allowance
      for doubtful accounts ........     $1,205        $813          $(515)         $ 48       $1,551

Year Ended December 31, 2003
   Accounts receivable allowance
      for doubtful accounts ........     $1,551        $631          $(131)         $ 61       $2,112

----------
(a) Foreign currency translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) or the Securities Exchange Act of 1934 (the "Exchange Act")) were adequate and effective and designed to ensure that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Control over Financial Reporting

     In connection with the evaluation by the Company's Chief Executive Officer and Chief Financial Officer of changes in internal control over financial reporting that occurred during the Company's last fiscal quarter, no change in the Company's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 10. Directors and Executive Officers of Metallurg Holdings, Inc.

     The following table sets forth certain information with respect to the directors and executive officers of Metallurg Holdings:

Name                                              Age   Position
----                                              ---   --------
Heinz C. Schimmelbusch.........................    59   Director, President and Chief Executive Officer
Arthur R. Spector..............................    63   Director, Executive Vice President and Treasurer
Samuel A. Plum.................................    60   Director

     Each director of Metallurg Holdings holds office until the next annual meeting of stockholders of Metallurg Holdings or until his or her successor has been elected and qualified. Officers of Metallurg Holdings are selected by the Board of Directors and serve at the discretion of the Board of Directors.

     Heinz C. Schimmelbusch - Dr. Heinz C. Schimmelbusch has been President, Chief Executive Officer and a Director of Metallurg Holdings, Inc. since July 1998. He was appointed Chief Executive Officer of Metallurg, Inc. in November 2002 and has been Chairman of the Board and a Director of Metallurg, Inc., since July 1998. He is a Managing Director of the general partner, and founder, of Safeguard International Fund, L.P., a private equity fund investing in North America and Europe; and Chairman and CEO of Allied Resource Corporation, a global technology and engineering group, both located in Wayne, Pennsylvania.
He is also Chairman and CEO of Timminco Limited, Toronto, Canada. He serves as Chairman of the Board of Directors of the following companies: In the U.S. - Alanx Wear Solutions, Inc. in Newark, Delaware and Puralube, Inc. in Wayne, Pennsylvania; In Germany - ALD Vacuum Technologies AG in Hanau; Pfalz-Flugzengwerke AG in Speyer; and KWH Katalysatoren GmbH in Marl; and in Belgium - Sudamin Holdings S.A. in Brussels. He is also a Director of
Millstream Acquisition Corporation. During his professional career, Dr. Schimmelbusch held various industrial positions in Germany: Chairman of the Managing Board of Metallgesellschaft AG in Frankfurt; Chairman of the Supervisory Boards of Buderus AG in Wetzlar; Dynamit Nobel AG in Troisdorf; Norddeutsche Affinerie AG in Hamburg; Grillowerke AG in Duisburg; and of BUS Umweltservice AG in Frankfurt. In Canada, he was Chairman of the Board of Directors of Metall Mining Corporation in Toronto and Methanex Corporation in Vancouver. He served on the following Boards of Directors: Allianz Versicherungs AG, Munich and Mobil Oil AG, Hamburg in Germany; Teck Corporation in Vancouver, Canada and Safeguard Scientifics, Inc. in Wayne, Pennsylvania. He was a Member of the Advisory Boards of Dresdner Bank AG in Frankfurt, Germany; Creditanstalt AG in Vienna, Austria; the European Bank for Reconstruction and Development in London, England; and of Hermes Kreditversicherungs-AG in Hamburg, Germany. Dr.

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

     Arthur R. Spector - Mr. Spector has been Executive Vice President and a Director of Metallurg Holdings, Inc. since July 1998 and Treasurer since August 2000. He was elected Vice Chairman of the Board and as Executive Vice Chairman of Metallurg, Inc. in November 2002 and has been a Director since July 1998.
He is a Managing Director of the general partner and of the management company of Safeguard International Fund, L.P. From January 1997 to March 1998,
Mr. Spector served as Managing Director of TL Ventures LLC, a venture capital company. He is also President, Chief Executive Officer and a Director of Millstream Acquisition Corporation. Mr. Spector has also served as Chairman of various public companies, including Casino & Credit Services, Inc., Abraham Lincoln Federal Savings Bank and State National Bank of Maryland. Mr. Spector serves as a Director of Docucorp International, a document automation company. Mr. Spector holds a B.S. degree in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Pennsylvania
Law School.

     Samuel A. Plum - Mr. Plum was elected to serve as a Director of Metallurg, Inc. in November 1998 and as a Director of Metallurg Holdings in October 1998. He has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was an employee of Safeguard Scientifics, Inc. from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the U.K. From 1973 to 1989, he served in various capacities, including Managing Director and partner, at the investment banking divisions of Paine Webber Inc. and Blyth Eastman Dillon & Co., Inc., respectively. Mr. Plum is also a Director of PacWest Telecomm, Inc., Index Stock Photography, Inc., Pentech Financial Services, Inc. and the Philadelphia Zoological Society. Past directorships include Tishman Holdings Corporation, Icon CMT Corp., Vortex Sound Communications, Inc., Quaker Fabrics Corporation and the National Audubon Society, the latter two as Chairman. Mr. Plum holds a B.A. degree in history from Harvard University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

Item 11. Executive Compensation.

     None of the executive officers or directors of Metallurg Holdings received compensation from Metallurg Holdings during the year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 29, 2004, information with respect to each person (including any "group" as that term is used in Section 13(d) (3) of the Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of any class of Metallurg Holdings' securities.

                                                                                  Amount and
                                              Name and Address                     Nature of
      Title of Class                        of Beneficial Holder             Beneficial Ownership   Percent of Class
      --------------                        --------------------             --------------------   ----------------
Series A Voting                  Safeguard International Fund, L.P.                    3,973              76.37%
   Convertible Preferred Stock      Building 400
                                    435 Devon Park Drive
                                    Wayne, Pennsylvania 19087

Series A Voting                  SCP Private Equity Partners, L.P.                 1,202.335              23.11%
   Convertible Preferred Stock      Building 300
                                    435 Devon Park Drive
                                    Wayne, Pennsylvania 19087

Series B Non-Voting              Safeguard International Fund, L.P.                    2,483              54.89%
   Convertible Preferred Stock      Building 400
                                    435 Devon Park Drive
                                    Wayne, Pennsylvania 19087

Series B Non-Voting              Safeguard Co-Investment Partnership, L.P.             1,980              43.77%
   Convertible Preferred Stock      Building 400
                                    435 Devon Park Drive
                                    Wayne, Pennsylvania 19087

     None of the directors, officers or management of Metallurg Holdings own any equity securities of Metallurg Holdings.

Item 13. Certain Relationships and Related Transactions.

     See the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" for details of certain related party transactions occurring in 2003.

Item 14. Principal Accounting Fees and Services.

     Audit Fees - Aggregate fees, including out-of-pocket expenses, for professional services rendered by PricewaterhouseCoopers LLP ("PwC") in connection with (i) the audit of the Company's consolidated financial statements as of and for the year ended December 31, 2003, including statutory audits of the financial statements of the Company's affiliates and (ii) the reviews of the Company's unaudited condensed consolidated interim financial statements as of September 30, 2003, June 30, 2003, and March 31, 2003 were $580,000. Aggregate fees for these services for the year ended December 31, 2002 were $664,000.

     Audit-Related Fees - There were no aggregate fees, including out-of-pocket expenses, for professional services rendered by PwC for audit-related services for the year ended December 31, 2003. Aggregate fees for these services for the year ended December 31, 2002 were $11,000.

     Tax Fees - Aggregate fees, including out-of-pocket expenses, for professional services rendered by PwC in connection with tax compliance and advice and preparation of employee expatriate tax returns for the year ended December 31, 2003 were $59,000. Aggregate fees for these services for the year ended December 31, 2002 were $60,000.

     All Other Fees - There were no fees for miscellaneous professional services for the years ended December 31, 2003 and 2002.

     Pre-Approval Policies - The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific budget. The Audit Committee requires the independent auditors and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors. All fiscal year 2003 audit and non-audit services provided by the independent auditors were pre-approved.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)  Documents filed as part of this report:

     (1) A list of the financial statements filed as part of this report appears on page 27.

     (2) The financial statement schedule required to be filed as part of this report appears on page 70.

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

 4.5      Form of 12-3/4% Series A Senior Discount Notes due 2008, dated as of
          July 13, 1998 (incorporated by reference to Exhibit 4.4).

 4.6      Form of 12-3/4% Series B Senior Discount Notes due 2008, dated as of
          July 13, 1998 (incorporated by reference to Exhibit 4.4).

Exhibit
Number                           Description of Exhibit
-------                          ----------------------
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
          333-42141)).

Exhibit
Number                           Description of Exhibit
-------                          ----------------------
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

 10.9     Seventh Amendment to Amended and Restated Loan Agreement (dated as of
          October 29, 1999), dated as of October 1, 2003, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg
          International Resources, LLC, as Borrowers; Metallurg Services, Inc.,
          MIR (China), Inc., Metallurg Holdings Corporation and Metallurg
          (Canada) Ltd., as Guarantors; and Fleet National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein
          (incorporated herein by reference to Exhibit 10.1 to Metallurg, Inc.'s
          Quarterly Report on Form 10-Q filed with the Securities and Exchange
          Commission on November 10, 2003 (File No. 333-42141)).

 10.10    Eighth Amendment to Amended and Restated Loan Agreement (dated as of
          October 29, 1999), dated as of January 14, 2004, by and among Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg
          International Resources, LLC, as Borrowers; Metallurg Services, Inc.,
          MIR (China), Inc., Metallurg Holdings Corporation and Metallurg
          (Canada) LTEE/Metallurg (Canada) Ltd., as Guarantors; and Fleet
          National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein (incorporated herein by reference to Exhibit 10.3 to Metallurg, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2004 (File No. 333-42141)).

Exhibit
Number                           Description of Exhibit
-------                          ----------------------
 10.10    Ninth Amendment to Amended and Restated Loan Agreement (dated as of
          October 29, 1999), dated as of February 24, 2004, by and among
          Metallurg, Inc., Shieldalloy Metallurgical Corporation and Metallurg
          International Resources, LLC, as Borrowers; Metallurg Services, Inc.,
          MIR (China), Inc., Metallurg Holdings Corporation and Metallurg
          (Canada) LTEE/Metallurg (Canada) Ltd., as Guarantors; and Fleet
          National Bank (formerly known as BankBoston, N.A.) as Agent for itself and the other financial institutions parties thereto, and the banks named therein (incorporated herein by reference to Exhibit 10.10 to
          Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File No. 333-42141)).

 10.11    Settlement Agreement dated December 27, 1996 between Metallurg Inc.,
          Shieldalloy Metallurgical Corporation, the Environmental Protection
          Agency, the Department of the Interior, the Nuclear Regulatory
          Commission and the New Jersey Department of Environmental Protection
          (incorporated herein by reference to Exhibit S410.5 to the Form S-4
          Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

 10.12    Permanent Injunction Consent Order dated December 23, 1996 between the
          State of Ohio, Shieldalloy Metallurgical Corporation and Cyprus Foote
          Mineral Company (incorporated herein by reference to Exhibit S410.6 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the
          Securities and Exchange Commission on December 30, 1997 (File No.
          333-42141)).

 10.13    Merger Agreement, dated June 15, 1998, among Metallurg, Inc.,
          Metallurg Holdings and Metallurg Acquisition Corp. (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K filed by Metallurg, Inc. with the Securities and Exchange Commission on June
          16, 1998 (File No. 333-42141)).

 10.14 1998 Equity Compensation Plan of Metallurg, Inc. (incorporated herein by reference to Exhibit 10.11 to Metallurg, Inc.'s Annual Report on
          Form 10-K filed with the Securities and Exchange Commission on April
          30, 1999 (File No. 333-42141)).

 10.15 Employment Agreements dated November 19, 1998 and November 20, 1998 by and between Metallurg, Inc. and each of Eric E. Jackson and Barry C.
          Nuss, respectively (incorporated herein by reference to Exhibit 10.14 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 30, 1999 (File No.
          333-42141)).

 10.16    Employment Agreements dated November 11, 2002, by and between
          Metallurg, Inc. and each of Heinz C. Schimmelbusch and Arthur R.
          Spector (incorporated herein by reference to Exhibit 10.15 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003 (File No. 333-42141)).

 10.17    Employment Agreement dated June 1, 2003, by and between Metallurg,
          Inc. and Charles H. Entrekin (incorporated herein by reference to Exhibit 10.10 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File
          No. 333-42141)).

 10.18 Advisory Agreement, dated as of July 1, 2000, by and between Metallurg, Inc. and Safeguard International Management LLC
          (incorporated herein by reference to Exhibit 10.17 to Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and
          Exchange Commission on September 13, 2000 (File No. 333-42141)).

 10.19 Intercompany Tax Allocation Agreement, dated July 13, 1998, by and among Metallurg Holdings, Inc., Metallurg, Inc. and various subsidiaries thereof (incorporated herein by reference to Exhibit
          10.17 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 30, 1999 (File No.
          333-42141)).

Exhibit
Number                           Description of Exhibit
-------                          ----------------------
 21.1     Subsidiaries of Metallurg Holdings, Inc.

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     Metallurg Holdings, Inc. filed a Report on Form 8-K under Item 2, and providing financial statements pursuant to Item 7, with the Securities and Exchange Commission on October 15, 2003, reporting the sale of certain subsidiaries to a related party.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 16th day of June, 2004.

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

             Signature                               Title(s)                     Date
             ---------                               --------                     ----
    /s/ HEINZ C. SCHIMMELBUSCH       President, Chief Executive Officer and   June 16, 2004
----------------------------------   Director
        Heinz C. Schimmelbusch


      /s/ ARTHUR R. SPECTOR          Director and Executive Vice President    June 16, 2004
----------------------------------   (Principal Financial Officer and
          Arthur R. Spector          Principal Accounting Officer)


        /s/ SAMUEL A. PLUM           Director                                 June 16, 2004
----------------------------------
            Samuel A. Plum

                           STATEMENT OF DIFFERENCES


The British pound sterling sign shall be expressed as...................... 'L'