Form 10-Q
period 2004-06-30
METALLURG HOLDINGS INC
filed 2004-08-16
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]*

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

      There are no common equity securities of the registrant outstanding. At June 16, 2004, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

      *The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                                   Page No.
                                                                                                                 -----------
Part I.        FINANCIAL INFORMATION:

               Item 1 - Financial Statements (Unaudited)

                        Condensed Consolidated Statements of Operations for the Quarters and Two Quarters
                        Ended June 30, 2004 and 2003.............................................................       2

                        Condensed Consolidated Balance Sheets at June 30, 2004 and
                        December 31, 2003 .......................................................................       3

                        Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June
                        30, 2004 and 2003........................................................................       4

                        Notes to Condensed Unaudited Consolidated Financial Statements...........................    5-15

               Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                        of Operations............................................................................   16-24

               Item 3 - Quantitative and Qualitative Disclosure of Market Risk...................................      24

               Item 4 - Controls and Procedures..................................................................      25

               Item 5 - Other information........................................................................      25

Part II        OTHER INFORMATION:

               Item 6 - Exhibits and Reports on Form 8-K.........................................................      25

               Signature Page....................................................................................      26



                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                                 (In thousands)


                                                                Quarters Ended                 Two Quarters Ended
                                                                   June 30,                         June 30,
                                                            ----------------------           ----------------------
                                                            2004              2003           2004              2003
                                                            ----              ----           ----              ----


Sales.....................................................   $88,041           $70,970       $163,460          $140,961
Commission income.........................................        67               134            198               288
                                                             -------           -------       --------          --------
   Total revenue..........................................    88,108            71,104        163,658           141,249
                                                             -------           -------       --------          --------

Operating costs and expenses:
   Cost of sales..........................................    76,700            64,604        144,934           127,244
   Selling, general and administrative expenses...........     8,210             8,017         15,177            15,605
   Restructuring charges, net ............................       500                --            597                --
                                                             -------           -------       --------          --------
   Total operating costs and expenses ....................    85,410            72,621        160,708           142,849
                                                             -------           -------       --------          --------

   Operating income (loss) ...............................     2,698            (1,517)         2,950            (1,600)

Other income (expense):
   Other income, net......................................        39                12             87                42
   Interest expense, net..................................    (4,847)           (4,539)        (9,083)           (9,041)
                                                             -------           -------       --------          --------

   Loss before income tax provision (benefit), minority
     interest and discontinued operations.................    (2,110)           (6,044)        (6,046)          (10,599)
Income tax provision (benefit) ...........................       690              (211)           786                (6)
                                                             -------           -------       --------          --------

   Loss before minority interest and discontinued
     operations ..........................................    (2,800)           (5,833)        (6,832)          (10,593)
Minority interest ........................................       (37)               (9)             2               (33)
                                                             -------           -------       --------          --------

   Loss from continuing operations .......................    (2,837)           (5,842)        (6,830)          (10,626)
Income (loss) from discontinued operations ...............        --               573           (824)            1,060
                                                             -------           -------       --------          --------

   Net loss ..............................................    (2,837)           (5,269)        (7,654)           (9,566)

Other comprehensive (loss) income:
   Foreign currency translation adjustment................      (236)            1,315          2,877             1,286
   Deferred (loss) gain on derivatives, net...............      (234)               66            633                39
                                                             -------           -------       --------          --------
   Comprehensive loss ....................................   $(3,307)          $(3,888)      $ (4,144)         $ (8,241)
                                                             =======           =======       ========          ========



      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 June 30,   December 31,
                                                                                   2004         2003
                                                                                 --------   ------------
                                                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents................................................     $  4,327     $ 18,557
   Restricted cash..........................................................        7,000           --
   Accounts receivable, net.................................................       47,434       37,771
   Inventories..............................................................       62,658       44,457
   Prepaid expenses and other current assets................................       11,466        8,107
   Discontinued operations - current assets.................................           --       14,738
                                                                                 --------     --------

     Total current assets...................................................      132,885      123,630
Property, plant and equipment, net..........................................       52,027       54,324
Other assets................................................................       21,765       20,333
Discontinued operations - non-current assets................................           --        1,948
                                                                                 --------     --------
     Total..................................................................     $206,677     $200,235
                                                                                 ========     ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Short-term debt and current portion of long-term debt....................     $ 24,902     $  8,315
   Accounts payable.........................................................       29,716       25,808
   Accrued expenses.........................................................       13,336       12,946
   Other current liabilities................................................        3,918        3,340
   Discontinued operations - current liabilities............................           --        9,843
                                                                                 --------     --------
     Total current liabilities..............................................       71,872       60,252
                                                                                 --------     --------

Long-term Liabilities:
   Long-term debt...........................................................      160,479      160,357
   Accrued pension liabilities..............................................       29,454       29,543
   Environmental liabilities, net...........................................       21,610       22,678
   Other liabilities........................................................        1,010        1,000
   Discontinued operations - non-current liabilities........................           --          218
                                                                                 --------     --------
     Total long-term liabilities............................................      212,553      213,796
                                                                                 --------     --------
     Total liabilities......................................................      284,425      274,048
                                                                                 --------     --------

Minority Interest...........................................................          465          256
                                                                                 --------     --------

Shareholders' Deficit:
   Additional paid-in capital...............................................       59,911       59,911
   Accumulated other comprehensive loss.....................................      (21,734)     (25,244)
   Retained deficit.........................................................     (116,390)    (108,736)
                                                                                 --------     --------
     Total shareholders' deficit............................................      (78,213)     (74,069)
                                                                                 --------     --------

     Total..................................................................     $206,677     $200,235
                                                                                 ========     ========







      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                         Two Quarters Ended
                                                                                              June 30,
                                                                                     -------------------------
                                                                                       2004             2003
                                                                                     --------         --------
Cash Flows from Operating Activities:
Net loss .........................................................................   $ (7,654)        $ (9,566)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .................................................      3,848            4,005
   Deferred income taxes .........................................................       (421)            (587)
   Restructuring charges..........................................................        597               --
   Loss on sale of discontinued operations........................................      1,162               --
   Interest accretion on Senior Discount Notes....................................         --            2,409
   Change in operating assets and liabilities:
    Increase in accounts receivable ..............................................     (9,371)          (1,886)
    Increase in inventories ......................................................    (18,030)          (6,398)
    Increase in other current assets .............................................     (3,100)          (1,019)
    Increase in accounts payable and accrued expenses ............................      7,273              760
    Environmental payments .......................................................     (1,613)          (1,247)
    Restructuring payments .......................................................     (2,048)            (750)
    Other assets and liabilities, net ............................................        (18)           1,917
Discontinued operations - operating activities ...................................       (719)            (601)
                                                                                     --------         --------
      Net cash used in operating activities ......................................    (30,094)         (12,963)
                                                                                     --------         --------

Cash Flows from Investing Activities:
Additions to property, plant and equipment .......................................       (765)          (1,745)
Proceeds from sale of discontinued operation......................................      8,275               --
Other, net .......................................................................     (1,370)           1,018
Discontinued operations - investing activities ...................................         33             (170)
                                                                                     --------         --------
      Net cash provided by (used in) investing activities ........................      6,173             (897)
                                                                                     --------         --------

Cash Flows from Financing Activities:
Repayment of long-term debt, net .................................................       (417)             (49)
Borrowings of short-term debt, net ...............................................     15,732            1,507
Restricted cash deposited to collateralize Revolving Credit Facility..............     (7,000)              --
Discontinued operations - financing activities ...................................      1,139              232
                                                                                     --------         --------
      Net cash provided by financing activities ..................................      9,454            1,690
                                                                                     --------         --------

Effects of exchange rate changes on cash and cash equivalents ....................        237              117
                                                                                     --------         --------
Net decrease in cash and cash equivalents.........................................    (14,230)         (12,053)
Cash and cash equivalents - beginning of period...................................     18,557           24,256
                                                                                     --------         --------
Cash and cash equivalents - end of period.........................................   $  4,327         $ 12,203
                                                                                     ========         ========


      See notes to condensed unaudited consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Going Concern

      In its annual report on Form 10-K dated December 31, 2003 and in its quarterly report on Form 10-Q dated March 31, 2004, Metallurg Holdings, Inc. ("Metallurg Holdings") and its majority-owned subsidiaries (collectively, the "Company") disclosed factors that might have precluded the Company from continuing as a going concern. On August 13, 2004, the Company entered into a new financing agreement to replace the existing facility with Fleet National Bank and new term loans that provide additional liquidity for working capital purposes and to fund its interest payments on its $121 million of 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes") due July 15, 2004, and subject to certain conditions, the interest payment due January 15, 2005. See "Note 13. Subsequent Events". The Company believes that the new facility, along with anticipated improved operating results as a result of recent restructuring efforts, will provide adequate liquidity for the Company to meet its obligations as they come due through the second quarter of 2005. At this time, Metallurg Holdings does not have access to sufficient funds to make the interest payment due July 15, 2005 on its Senior Discount Notes. It is anticipated that Metallurg Holdings will pursue alternative transactions to meet such interest payment obligations. No assurances can be given that such a transaction can be completed.

      In addition, on August 12, 2004, a related party bought a $1,077,000 note from Metallurg Holdings with the proceeds of the interest payment due to them on July 15, 2004 as a holder of Senior Discount Notes. This note will be classified as long-term debt and is payable on July 15, 2008 along with interest accrued at 12 3/4% per annum.

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


                                                             Two Quarters Ended
                                                                   June 30,
                                                            ----------------------
                                                            2004              2003
                                                            ----              ----
 Net loss, as reported..........................          $(7,654)          $(9,566)
 Less:  compensation  expense for option  awards
   determined  by the fair value  based  method,
   net of related tax effects ..................               21                28
                                                          -------           -------
     Pro forma net loss.........................          $(7,675)          $(9,594)
                                                          =======           =======


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


                                                             Two Quarters ended
                                                                   June 30,
                                                          -------------------------
                                                             2004              2003
                                                           ------           -------
Results of operations:
Total revenue.....................................         $9,140           $26,386
Income before income tax provision................            509             1,663


                                                        December 31,
                                                            2003
                                                          -------

Significant assets and liabilities:
Accounts receivable, net..........................        $ 7,122
Inventories.......................................          7,231
Property, plant and equipment, net................          1,352
Other assets......................................            981
                                                          -------
      Total assets................................         16,686
                                                          -------

Short-term debt...................................          2,686
Accounts payable..................................          5,583
Accrued expenses..................................          1,440
Other liabilities.................................            352
                                                          -------
      Total liabilities...........................         10,061
                                                          -------

      Net assets..................................        $ 6,625
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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

5. Segments and Related Information - (Continued)



                                                                                               Intersegment     Consolidated
                                           LSM           SMC          CIF          Other       Eliminations        Totals
                                           ---           ---          ---          -----       ------------        ------

Quarter Ended June 30, 2004
Revenue from external customers....      $41,265       $36,023       $8,513        $2,307                          $88,108
Intergroup revenue.................        8,765           610        2,643         2,452        $(14,470)              --
Income tax provision (benefit) ....          543           450          136          (439)             --              690
Net income (loss)..................          519         1,509          378        (1,110)         (4,133)          (2,837)


                                                                                               Intersegment     Consolidated
                                           LSM           SMC          CIF          Other       Eliminations        Totals
                                           ---           ---          ---          -----       ------------        ------

Quarter Ended June 30, 2003
Revenue from external customers....      $35,273       $24,517       $3,762        $7,552                          $71,104
Intergroup revenue.................        6,433         1,055        3,998           549        $(12,035)              --
Income tax provision (benefit).....           34          (767)        (127)          649              --             (211)
Net loss ..........................           (2)          (85)        (339)       (3,955)           (888)          (5,269)


                                                                                               Intersegment     Consolidated
                                           LSM           SMC          CIF          Other       Eliminations        Totals
                                           ---           ---          ---          -----       ------------        ------

Two Quarters Ended
     June 30, 2004
Revenue from external customers....      $76,699       $65,206      $15,451        $6,302                         $163,658
Intergroup revenue.................       16,348         1,879        5,545         4,480        $(28,252)              --
Income tax provision (benefit) ....          632           852          171          (869)             --              786
Net income (loss)..................          832         1,246          592        (2,496)         (7,828)          (7,654)


                                                                                               Intersegment     Consolidated
                                           LSM           SMC          CIF          Other       Eliminations        Totals
                                           ---           ---          ---          -----       ------------        ------

Two Quarters Ended
     June 30, 2003
Revenue from external customers....      $74,059       $45,901       $7,931       $13,358                         $141,249
Intergroup revenue.................       13,346         1,624        6,912           900        $(22,782)              --
Income tax provision (benefit) ....          151          (760)          --           603              --               (6)
Net income (loss)..................          188          (349)         (42)       (6,208)         (3,155)          (9,566)


6.  Restructuring and Asset Impairment Charges

      In 2003, due to continuing weakness in operating performance, particularly in its metal catalyst and aluminum businesses, LSM recorded a restructuring charge of $10,358,000, consisting of (i) $3,652,000 of severance costs for 62 employees, (ii) asset impairment charges of $6,706,000 relating to its metal catalyst business and its production facilities in Norway. An additional amount of $219,000 was recorded in 2004 for the severance costs of an additional four employees. In 2004, LSM announced a restructuring at its aluminum powder division. Eleven employees were terminated and $97,000 was recorded as restructuring expense. Also in 2004, LSM announced the closure of its aluminum production facility in Norway. At this facility, 28 employees were terminated and severance costs of $291,000 were recorded as restructuring expense. An additional nine employees are expected to be terminated in the third quarter at the Norwegian facility.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

6. Restructuring and Asset Impairment Charges - (Continued)

      In a continuing effort to improve Metallurg's competitive position and to reduce costs, a plan was implemented in the third quarter of 2003 to consolidate sales and administrative functions performed by Metallurg's Canadian operations into the New Jersey operations of SMC. As a result of this plan, Metallurg's Canadian subsidiary recognized a restructuring charge of $417,000 for severance costs of seven employees. Of this amount, $407,000 has been paid through June 30, 2004 and the remaining $10,000 has been reversed as a change in estimate.

      Also in 2003, Metallurg transferred certain sales and administrative functions for tantalum and niobium products from its headquarters location to its production facilities in Brazil. As a result, severance costs of $120,000 for two employees were recorded at December 31, 2003. The entire amount has been paid through June 30, 2004.

      In 2002, Metallurg, Inc. recorded a restructuring charge of $1,989,000 for severance costs of nine employees terminated during the year at its headquarters location. Under the terms of certain executive employment and severance agreements, the severance was to be paid over a period of up to 18 months. Of this amount, $1,975,000 has been paid through June 30, 2004.

      A summary of the restructuring and asset impairment charges is as follows (in thousands):



                                                                Utilization through
                                                                   June 30, 2004             Balance at
                                                Total          ----------------------         June 30,
                                              Provision        Cash          Non-cash           2004
                                              ---------        ----          --------           ----
 LSM:
 Severance and other employee costs........     $4,249        $(3,903)         $ (28)            $318
 Write-down of plant and equipment.........      6,706             --         (6,706)              --
                                               -------        -------        -------             ----
                                                10,955         (3,903)        (6,734)             318
 Other:
 Severance and other employee costs........      2,526         (2,502)           (10)              14
                                               -------        -------        -------             ----
      Total................................    $13,481        $(6,405)       $(6,744)            $332
                                               =======        =======        =======             ====


7. Restricted cash

      On January 14, 2004, the Revolving Credit Facility was amended and the minimum liquidity covenant was eliminated. In its place, the Company was required to deposit a total of $7,000,000 into a special cash collateral account as additional collateral for the Revolving Credit Facility. In connection with the new financing described in Note 13, the Company is no longer required to maintain a restricted cash balance.

8. Inventories

      Inventories consist of the following (in thousands):


                                                  June 30,           December 31,
                                                    2004                 2003
                                                  --------           ------------
Raw materials...........................           $17,431              $ 8,855
Work in process.........................               848                  467
Finished goods..........................            43,024               33,762
Other...................................             1,355                1,373
                                                   -------              -------
     Total..............................           $62,658              $44,457
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

10. Retirement Plans

      The Company maintains defined benefit plans for its employees in the U.S., the U.K. and Norway. Net pension cost for these plans consisted of the following for the quarters ended June 30, 2004 and 2003, respectively (in thousands):


                                                              Quarters Ended                 Two Quarters Ended
                                                                 June 30,                         June 30,
                                                          ----------------------           ----------------------
                                                          2004              2003           2004              2003
                                                          ----              ----           ----              ----

Components of net periodic benefit cost:
   Service cost................................         $   815           $   748        $ 1,643           $ 1,442
   Interest cost...............................           1,844             1,809          3,719             3,491
   Expected return on plan assets..............          (1,846)           (1,549)        (3,723)           (2,991)
   Net amortization and deferral...............             647               836          1,306             1,608
                                                        -------           -------        -------           -------
      Total net periodic benefit cost..........         $ 1,460           $ 1,844        $ 2,945           $ 3,550
                                                        =======           =======        =======           =======


      The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $4,694,000 to its pension plans in 2004. As of June 30, 2004, $2,886,000 of contributions have been made. The Company presently anticipates contributing an additional $3,098,000 to fund its pension plan in 2004 for a total of $5,984,000.

11. Related Party Transactions

      On January 15, 2004, a related party bought a $1,077,000 note from Metallurg Holdings with the proceeds of the interest payment due to them as a holder of Senior Discount Notes. This note is classified as long-term debt and is payable on July 15, 2008 along with interest accrued at 12 3/4% per annum.

      During February 2004, SMC was awarded a five-year supply contract by Comision Federal de Electricidad, the national electric utility company of Mexico, for vanadium-containing raw materials for its Cambridge, Ohio plant. The terms of the contract required an upfront payment of approximately $9 million. Safeguard International, for its own account and for the accounts of others, and SCP Private Equity Partners, L.P., another shareholder of Metallurg Holdings, provided an $8 million subordinated loan so that SMC could complete the purchase. The loan bears interest at 8% and is collateralized by a second lien on all of the assets of the Borrowers and Guarantors under the Revolving Credit Facility.

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

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                           Quarter Ended June 30, 2004
                                 (In thousands)


                                                                                Combined
                                                                Combined         Non-
                                                Metallurg,     Guarantor       Guarantor
                                                   Inc.       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                   ----       ------------   ------------    ------------    ------------

Total revenue..................................                   $37,974         $64,151        $(14,017)        $88,108
                                                                  -------         -------        --------         -------
Operating costs and expenses:
   Cost of sales...............................                    33,445          57,097         (13,842)         76,700
   Selling, general and administrative
     expenses .................................    $ 1,752          2,242           4,210              --           8,204
   Restructuring charges.......................         --             --             500              --             500
                                                  --------         ------           -----         -------         -------
   Total operating costs and expenses..........      1,752         35,687          61,807         (13,842)         85,404
                                                  --------         ------           -----         -------         -------
   Operating (loss) income.....................     (1,752)         2,287           2,344            (175)          2,704

Other income (expense):
   Other income, net...........................         --             --              39              --              39
   Interest expense, net.......................     (2,542)           (68)           (861)             --          (3,471)
   Equity in earnings of subsidiaries..........      2,444            617             897          (3,958)             --
                                                  --------         ------           -----         -------         -------
   (Loss) income before income tax
     (benefit) provision and minority
     interest..................................     (1,850)         2,836           2,419          (4,133)           (728)
Income tax (benefit) provision.................       (395)           439             646              --             690
                                                  --------         ------           -----         -------         -------
   (Loss) income before minority interest......     (1,455)         2,397           1,773          (4,133)         (1,418)
Minority interest..............................         --             --             (37)             --             (37)
                                                  --------         ------           -----         -------         -------
   Net (loss) income ..........................     (1,455)         2,397           1,736          (4,133)         (1,455)

Other comprehensive income (loss):
   Foreign currency translation adjustment.....       (236)          (236)           (452)            688            (236)
   Deferred gain on derivatives, net...........       (234)          (234)           (468)            702            (234)
                                                  --------         ------           -----         -------         -------
   Comprehensive (loss)  income................    $(1,925)        $1,927           $ 816         $(2,743)        $(1,925)
                                                  ========         ======           =====         =======         =======


             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                        Two Quarters Ended June 30, 2004
                                 (In thousands)



                                                                                Combined
                                                                Combined         Non-
                                                Metallurg,     Guarantor       Guarantor
                                                   Inc.       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                   ----       ------------   ------------    ------------    ------------


Total revenue.................................                    $70,708        $119,787        $(26,837)       $163,658
                                                                  -------         -------        --------        --------
Operating costs and expenses:
   Cost of sales..............................                     63,674         107,503         (26,243)        144,934
   Selling, general and administrative
     expenses ................................     $ 3,045          4,069           8,054              --          15,168
   Restructuring charges......................          --             --             597              --             597
                                                   -------        -------         -------        --------        --------
   Total operating costs and expenses.........       3,045         67,743         116,154         (26,243)        160,699
                                                   -------        -------         -------        --------        --------

   Operating (loss) income....................      (3,045)         2,965           3,633            (594)          2,959

Other income (expense):
   Other income, net..........................          --             --              87              --              87
   Interest (expense) income, net.............      (4,735)            66          (1,723)             --          (6,392)
   Equity in earnings of subsidiaries.........       2,003          3,469           1,762          (7,234)             --
                                                   -------        -------         -------        --------        --------
   (Loss) income before income tax
     (benefit) provision and minority
     interest.................................      (5,777)         6,500           3,759          (7,828)         (3,346)
                                                   -------        -------         -------        --------        --------
Income tax (benefit) provision................        (853)           935             704              --             786

   (Loss) income before minority interest.....      (4,924)         5,565           3,055          (7,828)         (4,132)
Minority interest.............................          --             --               2              --               2
                                                   -------        -------         -------        --------        --------
   (Loss) income before discontinued
     operations...............................      (4,924)         5,565           3,057          (7,828)         (4,130)
Discontinued operations.......................         (30)        (3,577)          2,783              --            (824)
                                                   -------        -------         -------        --------        --------
   Net (loss) income .........................      (4,954)         1,988           5,840          (7,828)         (4,954)

Other comprehensive income (loss):
   Foreign currency translation adjustment....       2,877          2,877           5,291          (8,168)          2,877
   Deferred gain on derivatives, net..........         633            633           1,266          (1,899)            633
                                                   -------        -------         -------        --------        --------
   Comprehensive (loss)  income...............     $(1,444)       $ 5,498         $12,397        $(17,895)       $ (1,444)
                                                   =======        =======         =======        ========        ========


             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                Condensed Consolidating Balance Sheet (Unaudited)
                                  June 30, 2004
                                 (In thousands)


                                                                          Combined
                                                             Combined       Non-
                                              Metallurg,    Guarantor    Guarantor
                                                Inc.      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                ----      ------------  ------------  ------------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents............     $   1,909     $     662     $   1,438                   $   4,009
   Restricted cash......................         7,000            --            --                       7,000
   Accounts receivable, net.............        27,778        28,024        48,539     $ (56,837)       47,504
   Inventories..........................            --        34,338        29,095          (775)       62,658
   Prepaid expenses and other current
     assets.............................         2,479         2,970         8,849        (2,948)       11,350
                                             ---------     ---------     ---------     ---------     ---------
       Total current assets.............        39,166        65,994        87,921       (60,560)      132,521
Investments - intergroup................        50,704         2,087        31,779       (84,570)           --
Property, plant and equipment, net......           144        19,901        31,982            --        52,027
Other assets............................        11,028        40,772        10,576       (40,965)       21,411
                                             ---------     ---------     ---------     ---------     ---------
       Total............................     $ 101,042     $ 128,754     $ 162,258     $(186,095)    $ 205,959
                                             =========     =========     =========     =========     =========

LIABILITIES AND SHAREHOLDER'S
   (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt.....................     $  11,000                   $  13,902                   $  24,902
   Accounts payable.....................         8,993     $  48,014        29,499     $ (56,837)       29,669
   Accrued expenses.....................         1,576         5,205         3,844            --        10,625
   Other current liabilities............            --         5,366         1,492        (2,948)        3,910
                                             ---------     ---------     ---------     ---------     ---------
       Total current liabilities........        21,569        58,585        48,737       (59,785)       69,106
                                             ---------     ---------     ---------     ---------     ---------
Long-term Liabilities:
   Long-term debt.......................       100,000            --        19,004            --       119,004
   Accrued pension liabilities..........         5,863           712        22,879            --        29,454
   Environmental liabilities, net.......          --          21,554            56            --        21,610
   Other liabilities....................         8,300            --        33,675       (40,965)        1,010
                                             ---------     ---------     ---------     ---------     ---------
       Total long-term liabilities......       114,163        22,266        75,614       (40,965)      171,078
                                             ---------     ---------     ---------     ---------     ---------
       Total liabilities................       135,732        80,851       124,351      (100,750)      240,184
                                             ---------     ---------     ---------     ---------     ---------

Minority Interest.......................            --            --           465            --           465
                                             ---------     ---------     ---------     ---------     ---------

Shareholder's (Deficit) Equity:
   Common stock.........................            50         1,217       109,133      (110,350)           50
   Due from parent company..............       (23,209)           --            --            --       (23,209)
   Additional paid-in capital...........        67,324       127,457         7,076      (134,533)       67,324
   Accumulated other comprehensive loss.       (22,137)      (18,648)      (34,490)       53,138       (22,137)
   Accumulated deficit..................       (56,718)      (62,123)      (44,277)      106,400       (56,718)
                                             ---------     ---------     ---------     ---------     ---------
       Total shareholder's (deficit)
        equity..........................       (34,690)       47,903        37,442       (85,345)      (34,690)
                                             ---------     ---------     ---------     ---------     ---------
       Total............................     $ 101,042     $ 128,754     $ 162,258     $(186,095)    $ 205,959
                                             =========     =========     =========     =========     =========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                        Two Quarters Ended June 30, 2004
                                 (In thousands)


                                                                                       Combined
                                                                        Combined          Non-
                                                        Metallurg,      Guarantor      Guarantor
                                                           Inc.       Subsidiaries    Subsidiaries    Consolidated
                                                        ----------    ------------    ------------    ------------

Cash Flows from Operating Activities..............        $(8,415)       $(8,243)       $(11,941)       $(28,599)
                                                          -------        -------        --------        --------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment.....            (64)          (225)           (476)           (765)
   Other, net.....................................             --             --           6,938           6,938
                                                          -------        -------        --------        --------
      Net cash (used in) provided by investing
       activities.................................            (64)          (225)          6,462           6,173
                                                          -------        -------        --------        --------

Cash Flows from Financing Activities:
   Intergroup (repayments) borrowings.............         (6,527)        16,115          (9,588)             --
   Repayment of long-term debt, net...............             --             --            (417)           (417)
   Borrowings of short-term debt, net.............         11,000             --           4,732          15,732
   Dividends received (paid)......................          8,000         (7,730)           (270)             --
   Restricted cash deposited to collateralize
      Revolving Credit Facility...................         (7,000)            --              --          (7,000)
   Other, net.....................................         (1,494)            --           1,139            (355)
                                                          -------        -------        --------        --------
      Net cash provided by (used in)
        financing activities......................          3,979          8,385          (4,404)          7,960
                                                          -------        -------        --------        --------

Effects of exchange rate changes on cash and cash
   equivalents....................................             --             --             237             237
                                                          -------        -------        --------        --------

Net decrease in cash and cash equivalents.........         (4,500)           (83)         (9,646)        (14,229)

Cash and cash equivalents -
   beginning of period............................          6,409            745          11,084          18,238
                                                          -------        -------        --------        --------
Cash and cash equivalents -
   End of period..................................        $ 1,909        $   662         $ 1,438        $  4,009
                                                          =======        =======         =======        ========


             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED UNAUDITED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

13. Subsequent Events

      On August 13, 2004, Metallurg Holdings and Metallurg, Inc. entered into a financing agreement maturing on August 31, 2007 with MHR Institutional Partners II LP, as agent ("MHR"). This financing agreement, described below, replaces the existing facility with Fleet National Bank that would have otherwise expired on October 29, 2004. The financing agreement also requires Metallurg to maintain a minimum borrowing base and achieve minimum Consolidated EBITDA, as defined.

      Facility A with Metallurg - This financing agreement initially provides Metallurg, Inc. a $10 million term loan for working capital and an approximately $21 million credit facility either to support existing letters of credit issued by Fleet National Bank or to provide new letters of credit to collateralize SMC's environmental remediation obligations. Metallurg is also negotiating with TRC Companies, Inc. ("TRC") and the New Jersey Department of Environmental Protection for TRC to assume approximately $15 million of Metallurg's environmental liabilities and indemnify Metallurg of such liabilities. The new financing agreement provides that, upon completion of this agreement with TRC, MHR will provide Metallurg with a second term loan in the amount of $15 million and reduce the credit facility for letters of credit to $6 million. Total transaction costs, including commitment and closing fees paid to MHR of $2.7 million, will be capitalized and amortized over three years, along with other transaction costs. Interest will accrue at a rate of 20% per annum on all outstanding balances, of which one-half will be paid in cash monthly in arrears and one-half will be paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg will pay MHR a monthly letter of credit commitment fee of 4% per annum on all outstanding letters of credit, a facility maintenance fee of $620,000 on December 31, 2004 and $310,000 on each June 30th and December 31st thereafter, and a monthly monitoring fee of $40,000 in 2004, $30,000 in 2005 and $20,000 thereafter. Mandatory quarterly repayments begin on October 1, 2005 in the amount of $1,000,000 and voluntary repayments may be made beginning July 31, 2005 along with prepayment penalties. Facility A is fully guaranteed by all of the assets of Metallurg, Inc., SMC, Metallurg Holdings Corporation, Metallurg International Resources, LLC and Metallurg Services, Inc., and partially guaranteed by Metallurg, Inc.'s major subsidiaries in the U.K. and Brazil.

      Facility B with Metallurg Holdings - The financing agreement also provides Metallurg Holdings with two term loans. The first term loan in the amount of $1,675,000 was made on the closing date to be used to pay interest owed as of July 15, 2004 on the Senior Discount Notes. An additional amount of $1,600,000 reduced by dividends paid by Metallurg to Metallurg Holdings, up to a maximum of $787,500, will be made by January 15, 2005 to pay a portion of the interest due on that date on the Senior Discount Notes. At the closing of the financing agreement, Metallurg Holdings paid MHR total transaction fees of $75,000 that will be capitalized and amortized over three years. An additional fee of $37,500 will be made upon the funding of the second term loan and will be amortized over 2 1/2 years. Interest will accrue at a rate of 20% per annum on all outstanding balances will be paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg Holdings will pay MHR a facility maintenance fee of $49,250 on December 31, 2004 and $24,625 on each June 30th and December 31st thereafter. This fee will be paid-in-kind by being added to the outstanding principal balances on a monthly basis. Facility B is fully guaranteed by all of the assets of Metallurg, Inc.

      As an additional requirement of the new financing agreement, the terms of the $8 million subordinated loan, provided in February 2004 by related parties, were amended. Principal payments have been deferred until such time as all amounts under the new financing agreement have been repaid in full, and interest on the loan is now paid-in-kind and added to the principal balance.

      In addition, on August 12, 2004, a related party bought a $1,077,000 note from Metallurg Holdings with the proceeds of the interest payment due to them on July 15, 2004 as a holder of Senior Discount Notes. This note will be classified as long-term debt and is payable on July 15, 2008 along with interest accrued at 12 3/4% per annum.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      Certain matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "plans", "expect", "believe", "should", "could", "anticipate", "intend" and other expressions that indicate future events or trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

      Factors that may cause the Company's results to be materially different include:

     - The cyclical nature of the Company's business.

     - The Company's dependence on foreign customers. The Company operates throughout the world and derives a significant amount of its revenues from outside of the U.S.

     - The impact of changes in foreign exchange rates and foreign trade regulations on the Company's competitive standing. Revenues and earnings from outside the U.S. could be materially affected by exchange rate fluctuations.

     - The ability to complete a refinancing of the financing agreement with MHR or otherwise complete a restructuring of its balance sheet, in either case on favorable terms, if at all.

     - The ability to meet debt service requirements.

     - The availability of raw materials, particularly vanadium-containing materials. See "Items 1 and 2. Business and Properties - Limited Sources for Raw Materials".

     - The impact of worldwide competition.

     - The economic strength of the Company's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets.

     - The impact of changes in technology and methods of marketing.

     - The accuracy of the Company's estimates of the costs of environmental remediation.

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

      Overall operating conditions in each of these sectors have remained very challenging over the past few years with significant pressure on prices caused by increased competition, lower overall demand from customers and lackluster economic conditions worldwide. These difficult business conditions persisted throughout most of 2003. Demand started to show signs of improvement in the fourth quarter of 2003 and continued to improve during the first half of 2004 due to higher economic activity in Europe, the Americas and especially Asia. Additionally, a decline in the U.S. dollar caused prices for some of our products to rise as foreign competitors increased prices to offset the negative effect of the currency movement. While we cannot predict demand or prices in the markets we serve, this discussion presents a general overview of each of our major market sectors:

      Demand from the aluminum market continues to rebound from the low levels experienced early last year, coinciding with increased global economic activity. On the supply side, there still exists a significant amount of excess, as well as idle, capacity in the industry. While prices for aluminum continued to increase in 2004, our main products - aluminum master alloys and compacted products - continue to be subject to pricing pressure, primarily due to overcapacity. Continuing consolidation in the aluminum industry also has contributed to the pressure on prices for our products. These same conditions are expected to continue throughout 2004, as the industry still faces overcapacity and significant price competition. During 2004, the Company started the closure process of its master alloy facility in Norway (Hydelko) to reduce excess capacity in the industry and expects to be completed with this process in the third quarter. Customers will continue to be served from our facilities in the U.K. and Brazil. The Company continues to implement cost reduction initiatives to offset price declines.

      The domestic steel industry continues to operate at moderately high levels of production. Industry fundamentals for the steel sector have improved from the difficult conditions seen over the past few years, particularly as a result of the consolidation of a number of producers within the industry and the weak U.S. dollar. During 2003, fundamentals in the ferrovanadium market have changed as several producers closed operations due to very low pricing over the past few years. Due to a shortage of raw materials, the Company was forced to significantly cut production rates at its processing facility in Ohio, adding to a lack of ferrovanadium units in North America. Also, a labor strike at this facility during the second half of the year impacted overall production rates. Demand for ferrovanadium has recently improved, driven in part by increased demand for ferrovanadium-containing steels in Chinese construction applications. The global supply/demand outlook for ferrovanadium has changed, with Asia expected to become a net importer of material instead of a net exporter. As a result, prices for ferrovanadium steadily increased in 2003 and 2004 to levels not seen since the mid 1990's. In the first quarter of 2004, the Company was successful in securing a significant source of raw materials to lower production costs and enhance profitability. In April 2004, the labor strike affecting the ferrovanadium production facility in Cambridge, Ohio was settled with the ratification of a new three-year contract. Management expects that the effects of securing new raw materials and settling the labor strike should enhance profitability during 2004.

      The superalloy industry continued to be impacted by the downturn in the commercial aerospace industry, as well as a reduction in power generation projects and services (i.e., land-based turbines). Commercial production rates for the aerospace industry are well below historical averages, especially in the U.S., but appear likely to rebound as new orders have increased on year-to-year basis. Due to the long lead times in this market, excess inventory has been a factor leading to low prices and volumes for products supplied to this industry. During the first half of 2004, prices for titanium and chrome products increased significantly due to perceived supply shortages and higher worldwide demand for these metals.

      On August 13, 2004, the Company entered into a new financing agreement to replace the existing facility with Fleet National Bank, to provide additional working capital and to pay outstanding interest on its Senior Discount Notes. The Company believes that the new financing agreement, along with anticipated improved operations after recent restructuring efforts, will provide adequate liquidity for the Company to meet its obligations as they come due through the second quarter of 2005. At this time Metallurg Holdings does not have access to sufficient funds to make the interest payment due July 15, 2005 on its Senior Discount Notes. It is anticipated that Metallurg Holdings will pursue alternative transactions to meet such interest payment obligations. No assurances can be given that such a transaction can be completed.

      During 2003 and continuing in 2004, the Company continued to restructure its businesses. The Company took action to reduce costs at LSM through employee terminations and discontinuing unprofitable businesses, and in North America by consolidating sales offices. In September 2003, the Company sold all of its interests in its German facility engaged in the manufacture of low carbon ferrochrome, and its Turkish chrome ore mines. In December 2003, the Company reached an agreement to sell its South African sales office. This sale was completed in March 2004. See "Note 4. Discontinued Operation" to the Company's Consolidated Financial Statements.

Results of Operations - The Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

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



                                                                                           Intersegment
(In thousands)                          LSM           SMC          CIF         Other       Eliminations    Consolidated
                                        ---           ---          ---         -----       ------------    ------------

Quarter Ended June 30, 2004
Total revenue.......................  $50,030       $36,633      $11,156       $4,759        $(14,470)        $88,108
Gross profit........................    5,250         4,573        1,349          411            (175)         11,408
SG&A................................    3,301         2,214          563        2,132              --           8,210
Operating income (loss).............    1,439         2,359          786       (1,711)           (175)          2,698
Interest expense, net...............     (360)         (400)        (272)      (3,815)             --          (4,847)
Income tax provision (benefit)......      543           450          136         (439)             --             690
Net income (loss)...................      519         1,509          378       (1,110)         (4,133)         (2,837)


Quarter Ended June 30, 2003
Total revenue.......................  $41,706       $25,572       $7,760       $8,101        $(12,035)       $71,104
Gross profit........................    4,188         1,073          228          950              61          6,500
SG&A................................    3,744         1,805          496        1,972              --          8,017
Operating income (loss).............      444          (732)        (268)      (1,022)             61         (1,517)
Interest expense, net...............     (415)         (120)        (198)      (3,806)             --         (4,539)
Income tax provision (benefit)......       34          (767)        (127)         649              --           (211)
Net loss ...........................       (2)          (85)        (339)      (3,955)           (888)        (5,269)

Total Revenue

      Consolidated total revenue increased by $17.0 million (24%) in the quarter ended June 30, 2004.

      LSM revenue was $8.3 million (20%) higher than the quarter ended June 30, 2003. Sales of aluminum products increased by $0.5 million, as a result of a 10% increase in sales prices offset by a 7% decrease in sales volume. Sales of chrome products increased by $0.9 million as a result of an 11% increase in sales volume. Sales of nickel products rose by $1.4 million due to both higher sales volume and prices. Sales of ferrotitanium were $5.3 million higher, due to a 105% increase in average unit selling prices.

      SMC revenue was $11.1 million (43%) higher than the quarter ended June 30, 2003. Sales of aluminum products increased by $2.3 million as a result of a 10% increase in shipments and a 16% increase in selling prices. Sales of vanadium products, produced in SMC's Ohio plant, increased by $6.1 million primarily as a result of both increased average selling prices and sales volume.

      CIF revenue was $3.4 million (44%) higher than the quarter ended June 30, 2003. Sales of aluminum master alloys increased by $1.9 million, primarily as a result of a 36% increase in selling volumes. Sales of niobium products rose by $1.0 million, due to an increase in demand.

Gross Profit

      Consolidated gross profit increased to $11.4 million (12.9% of total revenue) for the quarter ended June 30, 2004 from $6.5 million (9.1% of total revenue) for the quarter ended June 30, 2003.

      LSM gross profit was $1.1 million (25%) higher than the quarter ended June 30, 2003. Gross profits from aluminum products decreased by $1.3 million, despite higher selling prices, due to decreased volumes and higher unit costs. Gross profit from ferrotitanium improved by $0.8 million as a result of higher prices.

      SMC gross profit was $3.5 million (326%) higher than the quarter ended June 30, 2003. Gross profit from vanadium products improved by $3.0 million as a result of an increases in sales volume and average selling prices, partially offset by the increase in unit costs. Gross profit from aluminum products rose by $0.2 million, due to increased shipments.

      CIF gross profit increased by $1.1 million from the quarter ended June 30, 2003 as most of their major product lines improved from the prior year.

Selling, General and Administrative Expenses ("SG&A")

      SG&A increased to $8.2 million for the quarter ended June 30, 2004 compared to $8.0 million for the quarter ended June 30, 2003. Higher professional fees, particularly those associated with refinancing activities, offset the decrease in compensation and other expenses resulting from recent restructuring programs. For the quarter ended June 30, 2004, SG&A represented 9.3% of total revenue compared to 11.3% for the quarter ended June 30, 2003.

Operating Income (Loss)

      Operating income was $2.7 million for the quarter ended June 30, 2004 compared to an operating loss of $1.5 million for the quarter ended June 30, 2003 due primarily to the increase in gross profit as discussed above.

Interest Expense, Net

      Interest expense, net, was as follows (in thousands):


                                                           Quarters Ended June 30,
                                                           -----------------------
                                                            2004              2003
                                                            ----              ----

Interest income...................................         $   258          $   253
Interest expense..................................          (5,105)          (4,792)
                                                           -------          -------

     Interest expense, net........................         $(4,847)         $(4,539)
                                                           =======          =======

Income Tax Provision, Net

      Income tax provision, net of tax benefits, was as follows (in thousands):

                                                           Quarters Ended June 30,
                                                           -----------------------
                                                            2004              2003
                                                            ----              ----

Total current.....................................          $ 889             $  42
Total deferred....................................           (199)             (253)
                                                            -----             -----

     Income tax provision, net....................          $ 690             $(211)
                                                            =====             =====

      The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended June 30, 2004, is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

      The Company had a net loss of $2.8 million for the quarter ended June 30, 2004 compared to a net loss of $5.3 million for the quarter ended June 30, 2003. Net loss for the quarter ended June 30, 2003 also included income from discontinued operations of $0.6 million. See "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

Results of Operations - The Two Quarters Ended June 30, 2004 Compared to the Two Quarters Ended June 30, 2003


                                                                                                 Intersegment
(In thousands)                                LSM           SMC          CIF         Other       Eliminations    Consolidated
                                              ---           ---          ---         -----       ------------    ------------

Two Quarters Ended June 30, 2004
Total revenue..........................     $93,047       $67,085      $20,996      $10,782        $(28,252)       $163,658
Gross profit...........................       8,900         6,751        2,329        1,338            (594)         18,724
SG&A...................................       6,184         4,018        1,089        3,886              --          15,177
Operating income (loss)................       2,109         2,733        1,240       (2,538)           (594)          2,950
Interest expense, net..................        (715)         (635)        (477)      (7,256)             --          (9,083)
Income tax provision (benefit).........         632           852          171         (869)             --             786
Net income (loss)......................         832         1,246          592       (2,496)         (7,828)         (7,654)


Two Quarters Ended June 30, 2003
Total revenue..........................     $87,405       $47,525      $14,843      $14,258        $(22,782)      $141,249
Gross profit...........................       8,626         2,543        1,244        1,788            (196)        14,005
SG&A...................................       7,489         3,453          884        3,779              --         15,605
Operating income (loss)................       1,137          (910)         360       (1,991)           (196)        (1,600)
Interest expense, net..................        (807)         (199)        (402)      (7,633)             --         (9,041)
Income tax provision (benefit).........         151          (760)                      603              --             (6)
Net income (loss) .....................         188          (349)         (42)      (6,208)         (3,155)        (9,566)


Total Revenue

      Consolidated total revenue increased by $22.4 million (16%) in the two quarters ended June 30, 2004.

      LSM revenue was $5.6 million (6%) higher than the two quarters ended June 30, 2003. Sales of aluminum products decreased by $2.5 million as a result of a 14% decrease in sales volume partially offset by a 10% increase in sales prices. Sales of chrome products increased by $0.7 million as a result of a 6% increase in sales volume. Sales of nickel products rose by $2.4 million due to both higher sales volume and prices. Sales of ferrotitanium were $6.4 million higher, due to a 81% increase in average unit selling prices.

      SMC revenue was $19.6 million (41%) higher than the two quarters ended June 30, 2003. Sales of aluminum products increased by $5.1 million as a result of a 19% increase in shipments and an 11% increase in selling prices. Sales of vanadium products, produced in SMC's Ohio plant, increased by $10.3 million as a result of both increased average selling prices and sales volume.

      CIF revenue was $6.2 million (41%) higher than the two quarters ended June 30, 2003. Sales of aluminum master alloys increased by $3.8 million, primarily as a result of a 42% increase in selling volumes. Sales of niobium products rose by $2.2 million, due to an increase in demand.

Gross Profit

      Consolidated gross profit increased to $18.7 million (11.4% of total revenue) for the two quarters ended June 30, 2004 from $14.0 million (9.9% of total revenue) for the two quarters ended June 30, 2003.

      LSM gross profit was $0.3 million (3%) higher than the two quarters ended June 30, 2003. Gross profits from aluminum products decreased by $2.8 million, despite higher selling prices, due to decreased volumes and higher unit costs. Gross profit from ferrotitanium improved by $1.1 million as a result of higher prices.

      SMC gross profit was $4.2 million (165%) higher than the two quarters ended June 30, 2003. Gross profit from vanadium products improved by $3.5 million as a result of an increases in sales volume and average selling prices, partially offset by the increase in unit costs. Gross profit from aluminum products rose by $0.3 million, due to increased shipments.

      CIF gross profit increased by $1.1 million from the two quarters ended June 30, 2003 as most of their major product lines improved from the prior year.

Selling, General and Administrative Expenses ("SG&A")

      SG&A decreased to $15.2 million for the two quarters ended June 30, 2004 compared to $15.6 million for the two quarters ended June 30, 2003. Higher professional fees, particularly those associated with refinancing activities, partially offset the decrease in compensation and other expenses resulting from recent restructuring programs. For the two quarters ended June 30, 2004, SG&A represented 9.3% of total revenue compared to 11.0% for the two quarters ended June 30, 2003.

Operating Income (Loss)

      Operating income was $3.0 million for the two quarters ended June 30, 2004 compared to an operating loss of $1.6 million for the two quarters ended June 30, 2003 due primarily to the increase in gross profit as discussed above.

Interest Expense, Net

      Interest expense, net, was as follows (in thousands):


                                                   Two Quarters Ended June 30,
                                                   ---------------------------
                                                     2004               2003
                                                   --------           --------
Interest income................................... $   879            $   527
Interest expense..................................  (9,962)            (9,568)
                                                   -------            -------
     Interest expense, net........................ $(9,083)           $(9,041)
                                                   =======            =======

Income Tax Provision, Net

      Income tax provision, net of tax benefits, was as follows (in thousands):

                                                   Two Quarters Ended June 30,
                                                   ---------------------------
                                                    2004                 2003
                                                   -------              ------
Total current..................................... $1,207               $ 581
Total deferred....................................   (421)               (587)
                                                   ------               -----
     Income tax provision, net.................... $  786               $  (6)
                                                   ======               =====

      The difference between the statutory federal income tax rate and Metallurg's effective rate for the quarter ended June 30, 2004 is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

      The Company had a net loss of $7.7 million for the two quarters ended June 30, 2004 compared to a net loss of $9.6 million for the two quarters ended June 30, 2003. The net loss also included income from discontinued operations of $0.3 million and $1.1 million for the two quarters ended June 30, 2004 and 2003 respectively and a loss on sale of discontinued operations of $1.2 million in the two quarters ended June 30, 2004. See "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

Liquidity and Financial Resources

General

      The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At June 30, 2004, the Company had $4.3 million in unrestricted cash and cash equivalents and working capital of $61.0 million as compared to $18.6 million and $63.4 million, respectively, at December 31, 2003.

Cash Flow Information

      Cash Flows from Operating Activities - Cash used in operating activities was $30.1 million for the two quarters ended June 30, 2004 compared to $13.0 million for the two quarters ended June 30, 2003. In 2004, the net loss, an increase in working capital and increased payments for environmental and restructuring charges contributed to the cash used in operating activities.

      Cash Flows from Investing Activities - Net cash provided by investing activities was $6.2 million for the two quarters ended June 30, 2004, compared to net cash used by investing activities of $0.9 million for the two quarters ended June 30, 2003. The net cash received from the sale of discontinued operations was $8.3 million in the two quarters ended June 30, 2004.

      Cash Flows from Financing Activities - Cash provided by financing activities was $9.5 million for the two quarters ended June 30, 2004, compared to $1.7 million for the two quarters ended June 30, 2003. The Company received a loan of $8.0 million from related parties to facilitate the purchase of raw material for the vanadium plant in the two quarters ended June 30, 2004 and an additional $7.7 million was used to increase working capital during 2004. These borrowings are offset by cash deposited to collateralize the Revolving Credit Facility.

Credit Facilities and Other Financing Arrangements

      Revolving Credit Facility - Metallurg, Inc., SMC and certain of Metallurg, Inc.'s other subsidiaries (the "Borrowers") have a credit facility with certain financial institutions led by Fleet National Bank as agent (the "Revolving Credit Facility"), which expires in October 2004. This facility, as amended in October 2003 and in January 2004, provides the Borrowers with up to $27.0 million for working capital requirements and general corporate purposes. Interest is charged at a rate per annum equal to (i) LIBOR, plus 2.0% - 3.5% or
(ii) Prime, plus up to 1.0%, based on the performance of Metallurg, Inc. and certain of its subsidiaries (the "North American Group"), as defined in the Revolving Credit Facility. Interest rates on amounts borrowed are adjusted quarterly, based on the North American Group's fixed charge coverage ratio. The Borrowers are required to pay a fee of 0.25% - 0.50% per annum on the unused portion of the facility. The total amount the Borrowers may borrow at any time is limited to a borrowing base calculation that is based on eligible accounts receivable, inventory and special cash collateral, as defined. On January 14, 2004, the Revolving Credit Facility was amended and the minimum liquidity covenant was eliminated. In its place, Metallurg was required to deposit a total of $7.0 million into a restricted cash account as additional security for the Revolving Credit Facility. At June 30, 2004, there were $3.0 million of borrowings under this facility and outstanding letters of credit of $20.8 million. In addition, the Borrowers had unused borrowing capacity of $2.9 million under this facility.

      MHR Credit Facility - On August 13, 2004, the Company refinanced the Revolving Credit Facility into a new financing agreement with MHR maturing on August 31, 2007. Facility A, under the financing agreement, initially provides Metallurg, Inc. a $10 million term loan for working capital and an approximately $21 million credit facility either to support existing letters of credit issued by Fleet National Bank or to provide new letters of credit to collateralize SMC's environmental remediation obligations. Metallurg is also negotiating with TRC and the New Jersey Department of Environmental Protection for TRC to assume approximately $15 million of Metallurg's environmental liabilities and indemnify Metallurg of such liabilities. The new financing agreement provides that upon completion of this agreement with TRC, MHR will provide Metallurg with a second term loan in the amount of $15 million and reduce the credit facility for letters of credit to $6 million. Interest will accrue at a rate of 20% per annum on all outstanding balances of which one-half will be paid monthly in arrears and one-half will be paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg will pay MHR a monthly letter of credit commitment fee of 4% per annum on all outstanding letters of credit, a facility maintenance fee of $620,000 on December 31, 2004 and $310,000 on each June 30th and December 31st thereafter, and a monthly monitoring fee of $40,000 in 2004, $30,000 in 2005 and $20,000 thereafter. Mandatory quarterly repayments begin on October 1, 2005 in the amount of $1,000,000 and voluntary repayments may be made beginning July 31, 2005 along with prepayment penalties. Facility A is fully guaranteed by all of the assets of Metallurg, Inc., SMC, Metallurg Holdings Corporation, Metallurg International Resources, LLC and Metallurg Services, Inc., and partially guaranteed by Metallurg, Inc.'s major subsidiaries in the U.K. and Brazil. Facility B, under the financing agreement, provides Metallurg Holdings with two term loans. The first term loan in the amount of $1,675,000 was made on the closing date to be used to pay interest owed as of July 15, 2004 on its Senior Discount Notes. An additional amount of $1,600,000 reduced by dividends paid by Metallurg to Metallurg Holdings, up to a maximum of $787,500, will be made, subject to certain conditions, by January 15, 2005 to pay a portion of the interest due on that date on its Senior Discount Notes. Interest will accrue at a rate of 20% per annum on all outstanding balances will be paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg Holdings will pay MHR a facility maintenance fee of $49,250 on December 31, 2004 and $24,625 on each June 30th and December 31st thereafter. This fee will be paid-in-kind by being added to the outstanding principal balances on a monthly basis. Total transaction costs, including commitment and closing fees paid to MHR of $2.7 million, will be capitalized and amortized over three years along with other transaction costs. An additional fee of $37,500 will be made upon the funding of the second term loan and will be amortized over 2 1/2 years. Facility B is guaranteed by all of the assets of Metallurg, Inc. The financing agreement also requires Metallurg to maintain a minimum borrowing base and achieve minimum Consolidated EBITDA, as defined. The Company anticipates that it will seek to refinance these facilities on more favorable terms provided its operating results continue to improve and such financing is available.

      LSM Revolving Credit Facilities - LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). These facilities provide LSM with up to 'L'5.5 million ($9.9 million) of borrowings, 'L'40.3 million ($72.8 million) of foreign exchange contracts and options and 'L'4.0 million ($7.2 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are secured by the assets of LSM and are repayable on demand. Outstanding loans under these facilities bear interest at rates of LIBOR plus 1.5% to 1.75%. At June 30, 2004, there were no borrowings under these facilities. LSM's Norwegian subsidiary has an unsecured overdraft facility of NOK 15.0 million ($2.2 million). Borrowings under this facility bear interest at a rate of NIBOR plus 1.25%. At June 30, 2004, there was approximately $1.8 million outstanding under this facility.

      Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks with interest rates ranging from 6.5% per annum to 22.8% per annum. Borrowings under these arrangements totaled $6.6 million at June 30, 2004.

Capital Expenditures

      Metallurg invested $0.8 million in capital projects during the two quarters ended June 30, 2004. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total approximately $4.3 million for the year ended December 31, 2004, approximately half of which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining planned capital expenditures are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items for the year ended December 31, 2004, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2005. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the two quarters ended June 30, 2004, Metallurg spent $1.6 million for environmental remediation.

      In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it was aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of June 30, 2004, had an estimated net cost of completion of $24.0 million. Of this amount, Metallurg expects to spend $18.7 million (including the TRC transaction discussed above) in the remaining two quarters of 2004 and $0.6 million in 2005. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities.

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

                        ITEM 4 - CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")) were effective.

      There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange
Act) during the quarter covered by this report that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

                           ITEM 5 - OTHER INFORMATION

      The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form 10-Q on a voluntary basis. Accordingly, it is not an "issuer" as defined in
Section 2(a)(7) of the Sarbanes-Oxley Act of 2002.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) REPORTS ON FORM 8-K

      The Company filed a Report on Form 8-K under Item 9, and provided financial statements pursuant to Item 7, with the Securities and Exchange Commission on April 14, 2004, filing its December 31, 2003 audited financial statements in accordance with Regulation FD and reporting a delay in the filing of its 10-K for the year ended December 31, 2003 beyond the due date required by the indenture governing its Senior Discount Notes.

      The Company filed a Report on Form 8-K under Item 12, and provided financial statements pursuant to Item 7, with the Securities and Exchange Commission on May 26, 2004, filing its March 31, 2004 financial statements in accordance with Regulation FD and reporting a delay in the filing of its 10-Q for the period ended March 31, 2004 beyond the due date required by the indenture governing its Senior Discount Notes.

      The Company filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on June 1, 2004, reporting the failure of Metallurg, Inc. to make the interest payment on its Senior Notes.

      The Company filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on June 16, 2004, reporting the filing 10-K for the year ended December 31, 2003 and its 10-Q for the period ended March 31, 2004 as required by the indenture governing its Senior Discount Notes.

      The Company filed a Report on Form 8-K under Item 5 with the Securities and Exchange Commission on June 18, 2004, reporting that Metallurg made the $5.5 million semi-annual interest payment due on June 1, 2004 in respect of its Senior Notes plus additional interest from the due date until the payment date.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 16, 2004 on its behalf by the undersigned thereunto duly authorized.



                                       METALLURG HOLDINGS, INC.
                                       By:  /s/ Arthur R. Spector
                                            ---------------------
                                       Arthur R. Spector
                                       Executive Vice President
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

                            STATEMENT OF DIFFERENCE

The British pound sterling sign shall be expressed as......................  'L'