Form 10-Q
period 2004-09-30
METALLURG HOLDINGS INC
filed 2004-11-10
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]*

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

      There are no common equity securities of the registrant outstanding. At November 10, 2004, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

      *The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX


                                                                                                             Page No.
                                                                                                             --------
Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations and Comprehensive Loss for the
                  Quarters and Three Quarters Ended September 30, 2004 and 2003............................       2

                  Condensed Consolidated Balance Sheets at September 30, 2004 and
                  December 31, 2003........................................................................       3

                  Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended
                  September 30, 2004 and 2003..............................................................       4

                  Notes to Unaudited Condensed Consolidated Financial Statements...........................    5-15

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                  of Operations............................................................................   16-24

         Item 3 - Quantitative and Qualitative Disclosure of Market Risk...................................      25

         Item 4 - Controls and Procedures..................................................................      25

Part II. OTHER INFORMATION:

         Item 5 - Other information........................................................................      25

         Item 6 - Exhibits.................................................................................      25

         Signature Page....................................................................................      26


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (UNAUDITED)
                                 (In thousands)



                                                         Quarters Ended              Three Quarters Ended
                                                         September 30,                  September 30,
                                                     ----------------------       -----------------------
                                                      2004           2003           2004          2003
                                                     -------        -------       --------       --------

Sales ........................................       $88,848        $68,375       $252,308       $209,336
Commission income ............................            82            122            280            410
                                                     -------        -------       --------       --------
 Total revenue ...............................        88,930         68,497        252,588        209,746
                                                     -------        -------       --------       --------

Operating costs and expenses:
 Cost of sales ...............................        76,461         64,226        221,395        191,470
 Selling, general and administrative expenses          9,652          7,305         24,829         22,910
 Restructuring charges, net ..................           129          2,659            726          2,659
                                                     -------        -------       --------       --------
 Total operating costs and expenses ..........        86,242         74,190        246,950        217,039
                                                     -------        -------       --------       --------

 Operating income (loss) .....................         2,688         (5,693)         5,638         (7,293)

Other income (expense):
 Other income, net ...........................             4             25             91             67
 Interest expense, net .......................        (5,427)        (4,530)       (14,510)       (13,571)
                                                     -------        -------       --------       --------

 Loss before income tax provision (benefit),
   minority interest and discontinued
   operations.................................        (2,735)       (10,198)        (8,781)       (20,797)
Income tax provision (benefit) ...............           814           (954)         1,600           (960)
                                                     -------        -------       --------       --------

 Loss before minority interest and
   discontinued operations ...................        (3,549)        (9,244)       (10,381)       (19,837)
Minority interest ............................           (41)           (10)           (39)           (43)
                                                     -------        -------       --------       --------

 Loss from continuing operations .............        (3,590)        (9,254)       (10,420)       (19,880)
Income (loss) from discontinued operations ...            --            115           (824)         1,175
                                                     -------        -------       --------       --------

 Net loss ....................................        (3,590)        (9,139)       (11,244)       (18,705)

Other comprehensive (loss) income:
 Foreign currency translation adjustment .....           (67)           487          2,810          1,773
 Deferred (loss) gain on derivatives, net ....          (247)          (436)           386           (397)
                                                     -------        -------       --------       --------
 Comprehensive loss ..........................       $(3,904)       $(9,088)      $ (8,048)      $(17,329)
                                                     =======        =======       ========       ========




       See notes to unaudited condensed consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            September 30,     December 31,
                                                                2004             2003
                                                              ---------        ---------
                                                             (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents ...........................       $  15,138        $  18,557
  Accounts receivable, net ............................          46,471           37,771
  Inventories .........................................          62,749           44,457
  Prepaid expenses and other current assets ...........          10,451            8,107
  Discontinued operations - current assets ............              --           14,738
                                                              ---------        ---------
    Total current assets ..............................         134,809          123,630
Property, plant and equipment, net ....................          51,660           54,324
Other assets ..........................................          25,833           20,333
Discontinued operations - non-current assets ..........              --            1,948
                                                              ---------        ---------
    Total .............................................       $ 212,302        $ 200,235
                                                              =========        =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Short-term debt and current portion of long-term debt       $  12,678        $   8,315
  Accounts payable ....................................          29,010           25,808
  Accrued expenses ....................................          15,820           12,946
  Other current liabilities ...........................           4,705            3,340
  Discontinued operations - current liabilities .......              --            9,843
                                                              ---------        ---------
    Total current liabilities .........................          62,213           60,252
                                                              ---------        ---------

Long-term Liabilities:
  Long-term debt ......................................         180,888          160,357
  Accrued pension liabilities .........................          28,848           29,543
  Environmental liabilities, net ......................          20,439           22,678
  Other liabilities ...................................           1,491            1,000
  Discontinued operations - non-current liabilities ...              --              218
                                                              ---------        ---------
    Total long-term liabilities .......................         231,666          213,796
                                                              ---------        ---------
    Total liabilities .................................         293,879          274,048
                                                              ---------        ---------

Minority Interest .....................................             540              256
                                                              ---------        ---------

Shareholders' Deficit:
  Additional paid-in capital ..........................          59,911           59,911
  Accumulated other comprehensive loss ................         (22,048)         (25,244)
  Accumulated deficit .................................        (119,980)        (108,736)
                                                              ---------        ---------
    Total shareholders' deficit .......................         (82,117)         (74,069)
                                                              ---------        ---------

    Total .............................................       $ 212,302        $ 200,235
                                                              =========        =========



      See notes to unaudited condensed consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                  Three Quarters Ended
                                                                                                      September 30,
                                                                                                -------------------------
                                                                                                  2004             2003
                                                                                                --------         --------
Cash Flows from Operating Activities:
Net loss ..................................................................................     $(11,244)        $(18,705)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................................        5,836            5,980
   Deferred income taxes ..................................................................         (455)          (1,399)
   Restructuring charges ..................................................................          726            2,659
   Interest accretion on Senior Discount Notes ............................................           --            2,611
   Loss on sale of discontinued operations ................................................        1,162               --
   Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable ............................................       (8,598)           1,549
    (Increase) decrease in inventories ....................................................      (18,222)           1,265
    Increase in other current assets ......................................................       (1,743)          (1,315)
    Increase (decrease) in accounts payable and accrued expenses ..........................       11,119             (841)
    Environmental remediation payments ....................................................       (2,746)          (1,686)
    Restructuring payments ................................................................       (2,282)          (1,060)
    Other assets and liabilities, net .....................................................       (4,517)           1,256
Discontinued operations - operating activities ............................................         (719)          (1,381)
                                                                                                --------         --------
      Net cash used in operating activities ...............................................      (31,683)         (11,067)
                                                                                                --------         --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ................................................       (2,101)          (2,248)
Proceeds from sale of discontinued operation ..............................................        8,255               --
Other, net ................................................................................       (1,350)           1,152
Discontinued operations - investing activities ............................................           33             (221)
                                                                                                --------         --------
      Net cash provided by (used in) investing activities .................................        4,837           (1,317)
                                                                                                --------         --------
Cash Flows from Financing Activities:
Borrowings (repayments) of long-term debt, net ............................................       17,644              (30)
Borrowings of short-term debt, net ........................................................        4,486            1,800
Capital contributions .....................................................................           --           10,000
Discontinued operations - financing activities ............................................        1,139            1,977
                                                                                                --------         --------
      Net cash provided by financing activities ...........................................       23,269           13,747
                                                                                                --------         --------
Effects of exchange rate changes on cash and cash equivalents .............................          158              341
                                                                                                --------         --------
Net (decrease) increase in cash and cash equivalents ......................................       (3,419)           1,704
Cash and cash equivalents - beginning of period ...........................................       18,557           24,256
                                                                                                --------         --------
Cash and cash equivalents - end of period .................................................     $ 15,138         $ 25,960
                                                                                                ========         ========

       See notes to unaudited condensed consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Going Concern

      In its annual report on Form 10-K dated December 31, 2003 Metallurg Holdings, Inc. ("Metallurg Holdings") and its majority-owned subsidiaries (collectively, the "Company") disclosed factors that might have precluded the Company from continuing as a going concern. On August 13, 2004, the Company entered into a new financing agreement to replace the existing facility with Fleet National Bank and new term loans that provide additional liquidity for working capital purposes and to fund the interest payment on its $121 million of 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes") due July 15, 2004, and subject to certain conditions, the expected cash portion of the interest payment due January 15, 2005. See "Note 8. Borrowings". The Company believes that the new facility, along with anticipated improved operating results as a result of recent restructuring efforts and improving market conditions, will provide adequate liquidity for the Company to meet its obligations as they come due through the second quarter of 2005. At this time, Metallurg Holdings does not have access to sufficient funds to make the interest payment due July 15, 2005 on its Senior Discount Notes. It is anticipated that Metallurg Holdings will pursue alternative transactions to meet such interest payment obligations. No assurances can be given that such a transaction can be completed.

2. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of Metallurg Holdings. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

      The Company is wholly owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries.

      Metallurg Holdings' balance sheet is comprised primarily of its investment in Metallurg, Inc. and its majority-owned subsidiaries (collectively, "Metallurg") and its Senior Discount Notes.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

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

                                                         Three Quarters Ended
                                                              September 30,
                                                        ---------------------------
                                                          2004              2003
                                                        --------          --------
Net loss, as reported..........................         $(11,244)         $(18,705)
Less: compensation expense for option awards
  determined by the fair value based method,
  net of related tax effects ..................               31                29
                                                        --------          --------
    Pro forma net loss.........................         $(11,275)         $(18,734)
                                                        ========          ========

4. Discontinued Operations

      On March 8, 2004, the Company completed the sale of its South African sales office to a group of investors, including local management, for a total purchase price of $9,100,000 and recorded a loss of $1,162,000. In connection with the sale, the Company accepted a note receivable for $1,370,000 from the buyers, to be repaid in three equal installments plus interest at LIBOR plus 1% over two years. The consolidated financial statements have been restated to reflect the discontinued operation for all periods presented. The following table summarizes certain financial information related to these discontinued operations prior to the sale (in thousands):

                                                              Three Quarters Ended
                                                                 September 30,
                                                            -----------------------
                                                             2004            2003
                                                            -------         -------
Results of operations:
Total revenue.....................................           $9,140         $41,954
Income before income tax provision................              509           1,830

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
                                                            =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

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

Reportable Segments

      London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit is comprised mainly of three production facilities in the U.K. that manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. As a result of continuing weakness in operating performance, LSM commenced a restructuring program in the second half of 2003. LSM discontinued its metal catalyst business in the fourth quarter of 2003 and closed its Norwegian production facility in August 2004. See Note 6. "Restructuring and Asset Impairment Charges".

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

5. Segments and Related Information - (Continued)

                                                                                               Intersegment     Consolidated
                                           LSM           SMC          CIF          Other       Eliminations        Totals
                                        --------       -------      -------        ------      ------------     ------------
Quarter Ended
     September 30, 2004
Revenue from external customers....      $43,582       $33,323      $10,369        $1,656                          $88,930
Intergroup revenue.................        7,154           758        3,134         3,062        $(14,108)              --
Income tax provision (benefit) ....          479           303          351          (319)             --              814
Net income (loss)..................          797         1,292          121        (1,253)         (4,547)          (3,590)

                                                                                               Intersegment     Consolidated
                                           LSM           SMC          CIF          Other       Eliminations        Totals
                                        --------       -------      -------        ------      ------------     ------------
Quarter Ended
     September 30, 2003
Revenue from external customers....      $32,612       $23,630       $5,920        $6,335                          $68,497
Intergroup revenue.................        6,719           827        3,778         1,219        $(12,543)              --
Income tax (benefit) provision.....         (860)         (290)          --           196              --             (954)
Net loss ..........................       (2,248)       (1,279)         (67)      (13,523)          7,978           (9,139)

                                                                                               Intersegment     Consolidated
                                           LSM           SMC          CIF          Other       Eliminations        Totals
                                        --------       -------      -------        ------      ------------     ------------
Three Quarters Ended
     September 30, 2004
Revenue from external customers....     $120,281       $98,529      $25,820        $7,958                         $252,588
Intergroup revenue.................       23,502         2,637        8,679         7,542        $(42,360)              --
Income tax provision (benefit) ....        1,111         1,155          522        (1,188)             --            1,600
Net income (loss)..................        1,629         2,538          713        (3,749)        (12,375)         (11,244)

                                                                                               Intersegment     Consolidated
                                           LSM           SMC          CIF          Other       Eliminations        Totals
                                        --------       -------      -------        ------      ------------     ------------
Three Quarters Ended
     September 30, 2003
Revenue from external customers....     $106,671       $69,531      $13,851       $19,693                         $209,746
Intergroup revenue.................       20,065         2,451       10,690         2,119        $(35,325)              --
Income tax (benefit) provision.....         (709)       (1,050)          --           799              --             (960)
Net loss...........................       (2,060)       (1,628)        (109)      (19,731)          4,823          (18,705)

6. Restructuring and Asset Impairment Charges

      In 2003, due to continuing weakness in operating performance, particularly in its metal catalyst and aluminum businesses, LSM recorded a restructuring charge of $10,358,000, consisting of $3,652,000 of severance costs for 62 employees and asset impairment charges of $6,706,000 relating to its metal catalyst business and its production facilities in Norway. An additional amount of $219,000 was recorded in 2004 for the severance costs of an additional four employees. In 2004, LSM completed a restructuring at its aluminum powder division. Eleven employees were terminated and $97,000 was recorded as restructuring expense. Also in 2004, LSM announced the closure of its aluminum production facility in Norway. At this facility, 37 employees were terminated and severance costs of $420,000 were recorded as restructuring expense.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

6. Restructuring and Asset Impairment Charges - (Continued)

      In a continuing effort to improve Metallurg's competitive position and to reduce costs, a plan was implemented in the third quarter of 2003 to consolidate sales and administrative functions performed by Metallurg's Canadian operations into the New Jersey operations of SMC. As a result of this plan, Metallurg's Canadian subsidiary recognized a restructuring charge of $417,000 for severance costs of seven employees. Of this amount, $407,000 has been paid through September 30, 2004 and the remaining $10,000 has been reversed as a change in estimate.

      Also in 2003, Metallurg transferred certain sales and administrative functions for tantalum and niobium products from its headquarters location to its production facilities in Brazil. As a result, severance costs of $120,000 for two employees were recorded at December 31, 2003. The entire amount has been paid through September 30, 2004.

      In 2002, Metallurg, Inc. recorded a restructuring charge of $1,989,000 for severance costs of nine employees terminated during the year at its headquarters location. Under the terms of certain executive employment and severance agreements, the severance was to be paid over a period of up to 18 months. Of this amount, $1,975,000 has been paid through September 30, 2004.

      A summary of the restructuring and asset impairment charges is as follows (in thousands):


                                                              Utilization through
                                                               September 30, 2004           Balance at
                                                Total         ----------------------       September 30,
                                              Provision        Cash        Non-cash            2004
                                              ---------       -------     ---------        --------------
 LSM:
 Severance and other employee costs........     $4,388        $(4,100)      $ (78)            $210
 Write-down of plant and equipment.........      6,706             --      (6,706)              --
                                               -------        -------     -------             ----
                                                11,094         (4,100)     (6,784)             210
 Other:
 Severance and other employee costs........      2,526         (2,502)        (10)              14
                                               -------        -------     -------             ----

      Total................................    $13,620        $(6,602)    $(6,794)            $224
                                               =======        =======     =======             ====


7.  Inventories

      Inventories consist of the following (in thousands):


                                                                 September 30,         December 31,
                                                                      2004                 2003
                                                                     -------              -------

Raw materials.............................................           $18,658               $8,855
Work in process...........................................               737                  467
Finished goods............................................            41,996               33,762
Other.....................................................             1,358                1,373
                                                                     -------              -------
     Total................................................           $62,749              $44,457
                                                                     =======              =======


             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8. Borrowings

      On August 13, 2004, Metallurg Holdings and Metallurg, Inc. entered into a financing agreement maturing on August 31, 2007 with MHR Institutional Partners II LP, as agent ("MHR"). This financing agreement, described below, replaced the existing facility with Fleet National Bank that would have otherwise expired on October 29, 2004. The financing agreement also requires Metallurg to maintain a minimum borrowing base and achieve minimum Consolidated EBITDA, as defined.

      Facility A with Metallurg - The financing agreement initially provided Metallurg, Inc. a $10 million term loan for working capital and a $21 million letter of credit facility. It allows for $15 million of the letter of credit facility to be converted to a term loan with the proceeds being used by SMC to settle certain environmental remediation obligations at its Newfield facility. Transaction costs for Facility A of $4.4 million were capitalized and are being amortized over three years. Interest accrues on outstanding balances at a rate of 20% per annum of which one-half is paid in cash monthly in arrears and one-half is paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg pays MHR a monthly letter of credit commitment fee of 4% per annum on all outstanding letters of credit, a facility maintenance fee of $620,000 on December 31, 2004 and $310,000 on each June 30th and December 31st thereafter, and a monthly monitoring fee of $40,000 in 2004, $30,000 in 2005 and $20,000 thereafter. Mandatory quarterly repayments begin on October 1, 2005 in the amount of $1,000,000 and voluntary repayments may be made beginning July 31, 2005 along with prepayment penalties. Facility A is fully collateralized by all of the assets of Metallurg, Inc. and SMC, fully guaranteed by Metallurg Holdings Corporation, Metallurg International Resources, LLC and Metallurg Services Inc. and partially guaranteed by Metallurg, Inc.'s major subsidiaries in the U.K. and Brazil. The total amount outstanding under Facility A is $10.1 million in loans and $20.8 million in letters of credit at September 30, 2004.

      Facility B with Metallurg Holdings - The financing agreement also provided Metallurg Holdings with two term loans. The first term loan in the amount of $1,675,000 was made on the closing date and used to pay interest owed as of July 15, 2004 on the Senior Discount Notes. An additional amount of $1,600,000 reduced by dividends paid by Metallurg to Metallurg Holdings, up to a maximum of $787,500, will be made, subject to certain conditions, by January 15, 2005 to pay a portion of the interest due on that date on the Senior Discount Notes. Transaction costs for Facility B of $75,000 were capitalized and are being amortized over three years. An additional fee of $37,500 will be made upon the funding of the second term loan and will be amortized over 2 1/2 years. Interest at a rate of 20% per annum on all outstanding balances is paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg Holdings will pay MHR a facility maintenance fee of $49,250 on December 31, 2004 and $24,625 on each June 30th and December 31st thereafter. This fee will be paid-in-kind by being added to the outstanding principal balance. Voluntary repayments may be made beginning July 31, 2005 along with prepayment penalties. Facility B is fully guaranteed by Metallurg, Inc. The total amount outstanding under Facility B is $1.7 million at September 30, 2004.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Retirement Plans

      The Company maintains defined benefit plans for its employees in the U.S., the U.K. and Norway. Net pension cost for these plans consisted of the following for the quarters and three quarters ended September 30, 2004 and 2003, respectively (in thousands):


                                                                    Quarters Ended                Three Quarters Ended
                                                                    September 30,                    September 30,
                                                              -------------------------        -------------------------
                                                                2004              2003           2004              2003
                                                              -------            ------        -------           -------

Components of net periodic benefit cost:
   Service cost......................................         $   839           $   675        $ 2,482           $ 2,117
   Interest cost.....................................           1,896             1,635          5,615             5,126
   Expected return on plan assets....................          (1,898)           (1,403)        (5,621)           (4,394)
   Net amortization and deferral.....................             666               746          1,972             2,354
                                                              -------           -------        -------           -------
      Total net periodic benefit cost................         $ 1,503           $ 1,653        $ 4,448           $ 5,203
                                                              =======           =======        =======           =======


      As of September 30, 2004, $5,146,000 of contributions have been made. Metallurg presently anticipates contributing an additional $1,660,000 to fund its pension plan in 2004 for a total of $6,806,000.

11. Related Party Transactions

      A related party bought $1,077,000 notes, on each of January 15, 2004 and August 13, 2004, from Metallurg Holdings with the proceeds of the interest payment due to them as a holder of Senior Discount Notes. These notes are classified as long-term debt and are payable on July 15, 2008 along with interest accrued at 12 3/4% per annum.

      During February 2004, SMC was awarded a five-year supply contract by Comision Federal de Electricidad, the national electric utility company of Mexico, for vanadium-containing raw materials for its Cambridge, Ohio plant. The terms of the contract required an upfront payment of approximately $9 million. Safeguard International, for its own account and the accounts of others, and SCP Private Equity Partners, L.P., another shareholder of Metallurg Holdings, provided an $8 million subordinated loan so that SMC could complete the purchase. The loan, as amended in conjunction with the new financing agreement described in Note 8, is collateralized by a second lien on all of the assets of the Borrowers and Guarantors under the financing agreement with MHR. Interest on the loan at 8% per annum is paid-in-kind and added to the principal balance. The total amount outstanding under this agreement is $8.2 million at September 30, 2004.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

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


                                              Metallurg, Inc. and its Consolidated Subsidiaries
                      Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income (Unaudited)
                                                   Quarter Ended September 30, 2004
                                                            (In thousands)

                                                                              Combined
                                                               Combined         Non-
                                              Metallurg,      Guarantor      Guarantor
                                                 Inc.       Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                 ----       ------------   ------------     ------------    ------------

Total revenue................................                  $34,867         $67,589        $(13,526)        $88,930
                                                               -------         -------        --------         -------
Operating costs and expenses:
   Cost of sales.............................                   30,335          59,982         (13,856)         76,461
   Selling, general and administrative
     expenses ...............................   $ 2,351          2,402           4,873              --           9,626
   Restructuring charges.....................        --             --             129              --             129
                                                -------        -------         -------        --------         -------
   Total operating costs and expenses........     2,351         32,737          64,984         (13,856)         86,216
                                                -------        -------         -------        --------         -------
   Operating (loss) income...................    (2,351)         2,130           2,605             330           2,714

Other income (expense):
   Other income, net.........................        --             --               4              --               4
   Interest expense, net.....................    (2,947)           (75)           (971)             --          (3,993)
   Equity in earnings of subsidiaries........     2,853          1,106             918          (4,877)             --
                                                -------        -------         -------        --------         -------
   (Loss) income before income tax
     (benefit) provision and minority
     interest................................    (2,445)         3,161           2,556          (4,547)         (1,275)
Income tax (benefit) provision...............      (315)           342             787              --             814
                                                -------        -------         -------        --------         -------
   (Loss) income before minority interest....    (2,130)         2,819           1,769          (4,547)         (2,089)
Minority interest............................        --             --             (41)             --             (41)
                                                -------        -------         -------        --------         -------

   Net (loss) income ........................    (2,130)         2,819           1,728          (4,547)         (2,130)

Other comprehensive loss:
   Foreign currency translation adjustment...       (67)           (67)           (125)            192             (67)
   Deferred loss on derivatives, net.........      (247)          (247)           (494)            741            (247)
                                                -------        -------         -------        --------         -------
   Comprehensive (loss) income...............   $(2,444)       $ 2,505         $ 1,109        $ (3,614)        $(2,444)
                                                =======        =======         =======        ========         =======


             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
               Condensed Consolidating Statement of Operations and
                    Comprehensive (Loss) Income (Unaudited)
                     Three Quarters Ended September 30, 2004
                                 (In thousands)

                                                                          Combined
                                                            Combined        Non-
                                              Metallurg,    Guarantor    Guarantor
                                                 Inc.     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              ----------  ------------  ------------  ------------  ------------
Total revenue .............................                $105,575       $187,376      $(40,363)     $252,588
                                                           --------       --------      --------      --------
Operating costs and expenses:
   Cost of sales ..........................                  94,009        167,485       (40,099)      221,395
   Selling, general and administrative
     expenses .............................      5,396        6,471         12,927            --        24,794
   Restructuring charges, net .............         --           --            726            --           726
                                               -------     --------       --------      --------      --------
   Total operating costs and expenses .....      5,396      100,480        181,138       (40,099)      246,915
                                               -------     --------       --------      --------      --------

   Operating (loss) income ................     (5,396)       5,095          6,238          (264)        5,673

Other income (expense):
   Other income, net ......................         --           --             91            --            91
   Interest expense, net ..................     (7,682)          (9)        (2,694)           --       (10,385)
   Equity in earnings of subsidiaries .....      4,856        4,575          2,680       (12,111)           --
                                               -------     --------       --------      --------      --------
   (Loss) income before income tax
     (benefit) provision, minority
     interest and discontinued operations .     (8,222)       9,661          6,315       (12,375)       (4,621)
Income tax (benefit) provision ............     (1,168)       1,277          1,491            --         1,600
                                               -------     --------       --------      --------      --------
   (Loss) income before minority interest
     and discontinued operations ..........     (7,054)       8,384          4,824       (12,375)       (6,221)
Minority interest .........................         --           --            (39)           --           (39)
                                               -------     --------       --------      --------      --------

   (Loss) income from continuing operations     (7,054)       8,384          4,785       (12,375)       (6,260)
(Loss) income from discontinued operations         (30)      (3,577)         2,783            --          (824)
                                               -------     --------       --------      --------      --------

   Net (loss) income ......................     (7,084)       4,807          7,568       (12,375)       (7,084)

Other comprehensive income:
   Foreign currency translation adjustment       2,810        2,810          5,166        (7,976)        2,810
   Deferred gain on derivatives, net ......        386          386            772        (1,158)          386
                                               -------     --------       --------      --------      --------
   Comprehensive (loss) income ............    $(3,888)    $  8,003       $ 13,506      $(21,509)     $ (3,888)
                                               =======     ========       ========      ========      ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                Condensed Consolidating Balance Sheet (Unaudited)
                               September 30, 2004
                                 (In thousands)

                                                                          Combined
                                                            Combined        Non-
                                              Metallurg,    Guarantor    Guarantor
                                                 Inc.     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                              ----------  ------------  ------------  ------------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents ............     $ 11,786      $    953      $  2,035                    $ 14,774
   Accounts receivable, net .............       29,492        25,212        46,363     $ (54,517)       46,550
   Inventories ..........................           --        34,791        28,403          (445)       62,749
   Prepaid expenses and other current
     assets .............................          761         3,417         9,267        (2,994)       10,451
                                              --------      --------      --------     ---------      --------
       Total current assets .............       42,039        64,373        86,068       (57,956)      134,524
Investments - intergroup ................       53,618         2,879        32,392       (88,889)           --
Property, plant and equipment, net ......          140        19,690        31,830            --        51,660
Other assets ............................       14,234        41,736        10,183       (40,834)       25,319
                                              --------      --------      --------     ---------      --------
       Total ............................     $110,031      $128,678      $160,473     $(187,679)     $211,503
                                              ========      ========      ========     =========      ========

LIABILITIES AND SHAREHOLDER'S
   (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
     long-term debt .....................                                 $ 12,678                    $ 12,678
   Accounts payable .....................     $ 10,042      $ 45,388        28,050     $ (54,517)       28,963
   Accrued expenses .....................        5,084         5,970         3,359            --        14,413
   Other current liabilities ............           --         5,444         2,247        (2,994)        4,697
                                              --------      --------      --------     ---------      --------
       Total current liabilities ........       15,126        56,802        46,334       (57,511)       60,751
                                              --------      --------      --------     ---------      --------
Long-term Liabilities:
   Long-term debt .......................      118,295            --        18,263            --       136,558
   Accrued pension liabilities ..........        5,434           695        22,719            --        28,848
   Environmental liabilities, net .......           --        20,398            41            --        20,439
   Other liabilities ....................        8,300            --        34,025       (40,834)        1,491
                                              --------      --------      --------     ---------      --------
       Total long-term liabilities ......      132,029        21,093        75,048       (40,834)      187,336
                                              --------      --------      --------     ---------      --------
       Total liabilities ................      147,155        77,895       121,382       (98,345)      248,087
                                              --------      --------      --------     ---------      --------

Minority Interest .......................           --            --           540            --           540
                                              --------      --------      --------     ---------      --------

Shareholder's (Deficit) Equity:
   Common stock .........................           50         1,217       109,133      (110,350)           50
   Due from parent company ..............       (1,494)           --            --            --        (1,494)
   Additional paid-in capital ...........       45,619       127,457         7,076      (134,533)       45,619
   Accumulated other comprehensive loss .      (22,451)      (18,962)      (35,109)       54,071       (22,451)
   Accumulated deficit ..................      (58,848)      (58,929)      (42,549)      101,478       (58,848)
                                              --------      --------      --------     ---------      --------
       Total shareholder's (deficit) ....      (37,124)       50,783        38,551       (89,334)      (37,124)
       equity
                                              --------      --------      --------     ---------      --------
       Total ............................     $110,031      $128,678      $160,473     $(187,679)     $211,503
                                              ========      ========      ========     =========      ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

12.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                     Three Quarters Ended September 30, 2004
                                 (In thousands)

                                                                                 Combined
                                                                   Combined        Non-
                                                     Metallurg,    Guarantor    Guarantor
                                                        Inc.     Subsidiaries  Subsidiaries  Consolidated
                                                     ----------  ------------  ------------  ------------
Cash Flows from Operating Activities .............    $(11,861)     $(8,873)     $ (7,835)     $(28,569)
                                                      --------      -------      --------      --------

Cash Flows from Investing Activities:
   Additions to property, plant and equipment ....         (78)        (432)       (1,591)       (2,101)
   Other, net ....................................          --           --         6,938         6,938
                                                      --------      -------      --------      --------
      Net cash (used in) provided by investing
       activities ................................         (78)        (432)        5,347         4,837
                                                      --------      -------      --------      --------

Cash Flows from Financing Activities:
   Intergroup (repayments) borrowings ............      (7,200)      17,243       (10,043)           --
   Borrowings (repayment) of long-term debt, net..      18,000           --        (2,031)       15,969
   Borrowings of short-term debt, net ............          --           --         4,486         4,486
   Dividends received (paid) .....................       8,000       (7,730)         (270)           --
   Other, net ....................................      (1,484)          --         1,139          (345)
                                                      --------      -------      --------      --------
        Net cash provided by (used in)
          financing activities....................      17,316        9,513        (6,719)       20,110
                                                      --------      -------      --------      --------

Effects of exchange rate changes on cash and cash
   equivalents ...................................          --           --           158           158
                                                      --------      -------      --------      --------

Net increase (decrease) in cash and cash
   equivalents ...................................       5,377          208        (9,049)       (3,464)

Cash and cash equivalents -
   beginning of period ...........................       6,409          745        11,084        18,238
                                                      --------      -------      --------      --------
Cash and cash equivalents -
   end of period..................................    $ 11,786      $   953      $  2,035      $ 14,774
                                                      ========      =======      ========      ========


13.  Subsequent Events

      On November 10, 2004, the new financing agreement with MHR due August 31, 2007 was amended. An additional $5 million was added to Facility A under the same terms and conditions. The additional amount will be used for general corporate purposes.

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

      - The availability of raw materials.

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

Overview

      The Company is a leading international producer and seller of high-quality specialty metals and metal alloys that are essential to the production of high-performance aluminum and titanium alloys, carbon and specialty steels, superalloys and certain non-metallic materials for various applications in the aerospace, power supply, automotive, petrochemical processing, capital equipment and construction industries. The Company operates production facilities in the U.K., the U.S. and Brazil. The Company's products are primarily sold to one of three major market sectors: the aluminum industry, the steel industry and the superalloy industry.

      Overall operating conditions in each of these sectors has been very challenging over the past few years with significant pressure on prices caused by increased competition, lower overall demand from customers and lackluster economic conditions worldwide. These difficult business conditions persisted throughout most of 2003. Demand started to show signs of improvement in the fourth quarter of 2003 and continued to improve during the first three quarters of 2004 due to higher economic activity in Europe, the Americas and especially China. Additionally, a decline in the U.S. dollar caused prices for some of our products to rise as foreign competitors increased prices to offset the negative effect of the currency movement. While we cannot predict demand or prices in the markets we serve, this discussion presents a general overview of each of our major market sectors:

      Demand from the aluminum market continues to rebound from the low levels experienced early last year, coinciding with increased global economic activity. On the supply side, there still exists a significant amount of excess, as well as idle, capacity in the industry. While prices for aluminum continued to increase in 2004, our main products - aluminum master alloys and compacted products - continue to be subject to pricing pressure, primarily due to overcapacity. Continuing consolidation in the aluminum industry also has contributed to the pressure on prices for our products. These same conditions have continued throughout 2004, as the industry still faces overcapacity and significant price competition. During 2004, the Company announced the closure of its master alloy facility in Norway to reduce excess capacity in the industry. At the end of the third quarter, the closure process was complete. Customers will continue to be served from our facilities in the U.K. and Brazil. As a result of this closure and higher demand within the aluminum industry pricing for products has improved slightly during the quarter. The Company continues to seek higher prices for its major products and to implement cost reduction initiatives to enhance operating performance.

      The domestic steel industry continues to operate at moderately high levels of production. Industry fundamentals for the steel sector have improved from the difficult conditions seen over the past few years, particularly as a result of the consolidation of a number of producers within the industry and the weak U.S. dollar. During 2003, fundamentals in the ferrovanadium market changed as several producers closed operations due to very low price levels and other factors. Due to a shortage of raw materials, the Company was forced to significantly cut production rates at its processing facility in Ohio, adding to a reduction of ferrovanadium units in North America. Also, a labor strike at this facility during the fourth quarter of 2003 and the first quarter of 2004 impacted overall production rates. Demand for ferrovanadium has improved during 2004, driven in part by increased demand for ferrovanadium-containing steels in Chinese construction applications. The global supply/demand outlook for ferrovanadium has changed, with Asia becoming a net importer of material instead of a net exporter. As a result, prices for ferrovanadium steadily increased in 2003 and 2004. In the first quarter of 2004, the Company was successful in securing a significant source of raw materials to lower production costs and enhance profitability. In April 2004, the labor strike affecting the ferrovanadium production facility in Cambridge, Ohio was settled with the ratification of a new three-year contract. Management expects that the effects of securing new raw materials and settling the labor strike will improve profitability during 2004.

      The superalloy industry is rebounding from the low production levels of 2002 and 2003. The increased activity is driven by higher military spending and improving commercial airliner production levels. During the first three quarters of 2004, prices for titanium in particular, increased significantly due to higher demand and perceived supply shortages.

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

Results of Operations - The Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003

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


                                                                                              Intersegment
(In thousands)                              LSM           SMC          CIF         Other      Eliminations    Consolidated
                                        ------------  ------------ ------------ ------------  --------------  --------------
Quarter Ended September 30, 2004
Total revenue..........................     $50,736       $34,081      $13,503       $4,718        $(14,108)        $88,930
Gross profit...........................       5,806         4,420        1,383          530             330          12,469
SG&A...................................       3,939         2,402          631        2,680              --           9,652
Restructuring charges and asset
   impairment..........................         129            --           --           --              --             129
Operating income (loss)................       1,738         2,018          752       (2,150)            330           2,688
Interest expense, net..................        (444)         (423)        (280)      (4,280)             --          (5,427)
Income tax provision (benefit).........         479           303          351         (319)             --             814
Net income (loss)......................         797         1,292          121       (1,253)         (4,547)         (3,590)


Quarter Ended September 30, 2003
Total revenue..........................     $39,331       $24,457       $9,698       $7,554        $(12,543)        $68,497
Gross profit...........................       2,799           326          628          744            (226)          4,271
SG&A...................................       3,338         1,769          499        1,699              --           7,305
Restructuring charges and asset
   impairment..........................       2,256            --           --          403              --           2,659
Operating (loss) income................      (2,795)       (1,443)         129       (1,358)           (226)         (5,693)
Interest expense, net..................        (328)         (126)        (196)      (3,880)             --          (4,530)
Income tax (benefit) provision.........        (860)         (290)          --          196              --            (954)
Net loss ..............................      (2,248)       (1,279)         (67)     (13,523)          7,978          (9,139)

Total Revenue

      Consolidated total revenue increased by $20.4 million (30%) in the quarter ended September 30, 2004.

      LSM revenue was $11.4 million (29%) higher than the quarter ended September 30, 2003. Sales of aluminum powder increased by $2.2 million as a result of a 36% increase in sales volume and a 9% increase in selling prices. Sales of chrome products increased by $1.6 million as a result of a 16% increase in sales volume. Sales of nickel products rose by $1.1 million due to both higher sales volume and prices. Sales of ferrotitanium were $6.4 million higher, due to a 133% increase in average unit selling prices.

      SMC revenue was $9.6 million (39%) higher than the quarter ended September 30, 2003. Sales of aluminum products increased by $1.9 million as a result of a 23% increase in selling prices. Sales of vanadium products, produced in SMC's Ohio plant, increased by $6.1 million primarily as a result of an increase in selling prices.

      CIF revenue was $3.8 million (39%) higher than the quarter ended September 30, 2003. Sales of aluminum master alloys increased by $2.8 million, primarily as a result of increases in both prices and volumes. Sales of niobium products rose by $0.7 million, due to an increase in demand.

Gross Profit

      Consolidated gross profit increased to $12.5 million (14.0% of total revenue) for the quarter ended September 30, 2004 from $4.3 million (6.2% of total revenue) for the quarter ended September 30, 2003.

      LSM gross profit was $3.0 million (107%) higher than the quarter ended September 30, 2003. Gross profits from aluminum products increased by $1.8 million, due to higher selling prices partially offset by increased unit costs. Gross profit from ferrotitanium improved by $1.1 million as a result of higher prices.

      SMC gross profit was $4.1 million (1,256%) higher than the quarter ended September 30, 2003. Gross profit from vanadium products improved by $3.8 million as a result of an increase in sales volume and average selling prices, partially offset by an increase in unit costs.

      CIF gross profit increased by $0.8 million (120%) from the quarter ended September 30, 2003 as most of their major product lines improved from the prior year.

Selling, General and Administrative Expenses ("SG&A")

      SG&A increased to $9.7 million for the quarter ended September 30, 2004 compared to $7.3 million for the quarter ended September 30, 2003. The increase was due to higher professional fees and bank charges, including those associated with refinancing activities, and one-time costs associated with the termination of certain employees. For the quarter ended September 30, 2004, SG&A represented 10.9% of total revenue compared to 10.7% for the quarter ended September 30, 2003.

Operating Income (Loss)

      Operating income was $2.7 million for the quarter ended September 30, 2004 compared to an operating loss of $5.7 million for the quarter ended September 30, 2003 due primarily to the increase in gross profit as discussed above.

Interest Expense, Net

      Interest expense, net, was as follows (in thousands):

                                                             Quarters Ended
                                                              September 30,
                                                   ---------------------------------
                                                        2004              2003
                                                   ----------------  ---------------
Interest income...................................           $ 232            $ 211
Interest expense..................................          (5,659)          (4,741)
                                                   ----------------  ---------------
     Interest expense, net........................         $(5,427)         $(4,530)
                                                   ================  ===============

      The increase in interest expense, net for the quarter ended September 30, 2003 is due to the higher debt levels and the amortization of debt issue costs associated with the MHR financing.

Income Tax Provision, Net

      Income tax provision, net of tax benefits, was as follows (in thousands):

                                                             Quarters Ended
                                                              September 30,
                                                   ---------------------------------
                                                        2004              2003
                                                   ---------------   ---------------
Total current.....................................           $848             $(142)
Total deferred....................................            (34)             (812)
                                                   ---------------   ---------------
     Income tax provision, net....................           $814             $(954)
                                                   ===============   ===============

      The difference between the statutory federal income tax rate and the Company's effective rate for the quarter ended September 30, 2004, is principally due to: (i) taxes paid on foreign dividends; (ii) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

      The Company had a net loss of $3.6 million for the quarter ended September 30, 2004 compared to a net loss of $9.1 million for the quarter ended September 30, 2003. Net loss for the quarter ended September 30, 2004 also included
$0.1 million of restructuring charges. Net loss for the quarter ended September 30, 2003 also included restructuring and asset impairment charges of $2.7 million and income from discontinued operations of $0.1 million. See "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

Results of Operations - The Three Quarters Ended September 30, 2004 Compared to the Three Quarters Ended September 30, 2003


                                                                                              Intersegment
(In thousands)                              LSM           SMC          CIF         Other      Eliminations    Consolidated
                                        ------------  ------------ ------------ ------------  --------------  --------------
Three Quarters Ended
     September 30, 2004
Total revenue..........................    $143,783      $101,166      $34,499      $15,500        $(42,360)      $252,588
Gross profit...........................      14,706        11,171        3,712        1,868            (264)        31,193
SG&A...................................      10,123         6,420        1,720        6,566              --         24,829
Restructuring charges and asset
   impairment..........................         736            --           --          (10)             --            726
Operating income (loss)................       3,847         4,751        1,992       (4,688)           (264)         5,638
Interest expense, net..................      (1,159)       (1,058)        (757)     (11,536)             --        (14,510)
Income tax provision (benefit).........       1,111         1,155          522       (1,188)             --          1,600
Net income (loss)......................       1,629         2,538          713       (3,749)        (12,375)       (11,244)


                                                                                              Intersegment
(In thousands)                              LSM           SMC          CIF         Other      Eliminations   Consolidated
                                        ------------  ------------ ------------ ------------  -------------- --------------

Three Quarters Ended
     September 30, 2003
Total revenue..........................    $126,736       $71,982      $24,541      $21,812        $(35,325)      $209,746
Gross profit...........................      11,425         2,869        1,872        2,532            (422)        18,276
SG&A...................................      10,827         5,222        1,383        5,478              --         22,910
Restructuring charges and asset
   impairment..........................       2,256            --           --          403              --          2,659
Operating (loss) income................      (1,658)       (2,353)         489       (3,349)           (422)        (7,293)
Interest expense, net..................      (1,135)         (325)        (598)     (11,513)             --        (13,571)
Income tax (benefit) provision.........        (709)       (1,050)          --          799              --           (960)
Net loss ..............................      (2,060)       (1,628)        (109)     (19,731)          4,823        (18,705)


Total Revenue

      Consolidated total revenue increased by $42.8 million (20%) in the three quarters ended September 30, 2004.

      LSM revenue was $17.0 million (13%) higher than the three quarters ended September 30, 2003. Sales of aluminum powder increased by $0.5 million as a result of a 11% increase in sales prices partially offset by a 10% decrease in sales volumes. Sales of chrome products increased by $2.3 million as a result of increased sales price and volume. Sales of nickel products rose by $3.5 million due to both higher sales volume and prices. Sales of ferrotitanium were $12.8 million higher, due to a 97% increase in average unit selling prices.

      SMC revenue was $29.2 million (41%) higher than the three quarters ended September 30, 2003. Sales of aluminum products increased by $7.0 million as a result of a 13% increase in shipments and 15% increase in selling prices. Sales of vanadium products, produced in SMC's Ohio plant, increased by $16.5 million as a result of increased average selling prices.

      CIF revenue was $10.0 million (41%) higher than the three quarters ended September 30, 2003. Sales of aluminum master alloys increased by $6.6 million, primarily as a result of a 31% increase in selling volumes. Sales of niobium products rose by $2.9 million, due to an increase in demand.

Gross Profit

      Consolidated gross profit increased to $31.2 million (12.3% of total revenue) for the three quarters ended September 30, 2004 from $18.3 million (8.7% of total revenue) for the three quarters ended September 30, 2003.

      LSM gross profit was $3.3 million (29%) higher than the three quarters ended September 30, 2003. Gross profits from aluminum products decreased by $1.0 million, despite higher selling prices, due to decreased volumes and higher unit costs. Gross profit from ferrotitanium improved by $2.2 million as a result of higher prices.

      SMC gross profit was $8.3 million (289%) higher than the three quarters ended September 30, 2003. Gross profit from vanadium products improved by $7.3 million as a result of an increase in sales volume and average selling prices, partially offset by an increase in unit costs. Gross profit from aluminum products rose by $0.4 million, due to increased shipments.

      CIF gross profit increased by $1.8 million (98%) from the three quarters ended September 30, 2003 as most of their major product lines improved from the prior year.

Selling, General and Administrative Expenses

      SG&A increased to $24.8 million for the three quarters ended September 30, 2004 compared to $22.9 million for the three quarters ended September 30, 2003. The increase was due to higher professional fees and bank charges, including those associated with refinancing activities, and one-time costs associated with the termination of certain employees. For the three quarters ended September 30, 2004, SG&A represented 9.8% of total revenue compared to 10.9% for the three quarters ended September 30, 2003.

Operating Income (Loss)

      Operating income was $5.6 million for the three quarters ended September 30, 2004 compared to an operating loss of $7.3 million for the three quarters ended September 30, 2003 due primarily to the increase in gross profit as discussed above.

Interest Expense, Net

      Interest expense, net, was as follows (in thousands):


                                                           Three Quarters Ended
                                                               September 30,
                                                          -------------------------
                                                            2004            2003
                                                          --------        ---------
Interest income...................................         $ 1,111           $  738
Interest expense..................................         (15,621)         (14,309)
                                                          --------        ---------
     Interest expense, net........................        $(14,510)       $ (13,571)
                                                          ========        =========

      The increase in interest expense, net from the three quarters ended September 30, 2003 is due to the higher debt levels and the amortization of debt issue costs associated with the MHR financing.

Income Tax Provision, Net

      Income tax provision, net of tax benefits, was as follows (in thousands):


                                                           Three Quarters Ended
                                                               September 30,
                                                           ------------------------
                                                            2004              2003
                                                           ------            ------
Total current.....................................         $2,055             $ 439
Total deferred....................................           (455)           (1,399)
                                                           ------            ------
     Income tax provision, net....................         $1,600            $ (960)
                                                           ======            ======

      The difference between the statutory federal income tax rate and the Company's effective rate for the three quarters ended September 30, 2004 is principally due to: (i) taxes paid on foreign dividends; (ii) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Loss

      The Company had a net loss of $11.2 million for the three quarters ended September 30, 2004 compared to a net loss of $18.7 million for the three quarters ended September 30, 2003. The net loss also included income from discontinued operations of $0.3 million and $1.2 million for the three quarters ended September 30, 2004 and 2003 respectively and a loss on sale of discontinued operations of $1.2 million in the three quarters ended September 30, 2004. See "Note 4. Discontinued Operations" to the Company's Consolidated Financial Statements.

Liquidity and Financial Resources

General

      The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At September 30, 2004, the Company had $15.1 million in cash and cash equivalents and working capital of $72.6 million as compared to $18.6 million and $63.4 million, respectively, at December 31, 2003.

Cash Flow Information

      Cash Flows from Operating Activities - Cash used in operating activities was $31.7 million for the three quarters ended September 30, 2004 compared to $11.1 million for the three quarters ended September 30, 2003. In 2004, an increase in working capital and payments for environmental liabilities, restructuring charges and financing fees contributed to the cash used in operating activities.

      Cash Flows from Investing Activities - Net cash provided by investing activities was $4.8 million for the three quarters ended September 30, 2004, compared to net cash used by investing activities of $1.3 million for the three quarters ended September 30, 2003. The net cash received from the sale of discontinued operations was $8.3 million in the three quarters ended September 30, 2004.

      Cash Flows from Financing Activities - Cash provided by financing activities was $23.3 million for the three quarters ended September 30, 2004, compared to $13.7 million for the three quarters ended September 30, 2003. Metallurg received new financing of $10.0 million and a loan of $8.0 million from related parties to facilitate the purchase of raw material for the vanadium plant in the three quarters ended September 30, 2004. During the three quarters ended September 30, 2003, Metallurg received $10.0 million for the sale of subsidiaries in Germany and Turkey.

Credit Facilities and Other Financing Arrangements

      MHR Credit Facility - On August 13, 2004, the Company refinanced its revolving credit facility with Fleet National Bank into a new financing agreement with MHR maturing on August 31, 2007. Facility A under the financing agreement initially provided Metallurg, Inc. a $10 million term loan for working capital and a $21 million letter of credit facility. It allows for $15 million of the letter of credit facility to be converted to a term loan with the proceeds being used by SMC to settle certain environmental remediation obligations at its Newfield facility. Transaction costs for Facility A, of $4.4 million, were capitalized and are being amortized over three years. Interest accrues on outstanding balances at a rate of 20% per annum of which one-half is paid monthly in arrears and one-half is paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg pays MHR a monthly letter of credit commitment fee of 4% per annum on all outstanding letters of credit, a facility maintenance fee of $620,000 on December 31, 2004 and $310,000 on each June 30th and December 31st thereafter, and a monthly monitoring fee of $40,000 in 2004, $30,000 in 2005 and $20,000 thereafter. Mandatory quarterly repayments begin on October 1, 2005 in the amount of $1,000,000 and voluntary repayments may be made beginning July 31, 2005 along with prepayment penalties. Facility A is fully collateralized by all of the assets of Metallurg, Inc. and SMC, fully guaranteed by Metallurg Holdings Corporation, Metallurg International Resources, LLC and Metallurg Services Inc. and partially guaranteed by Metallurg, Inc.'s major subsidiaries in the U.K. and Brazil. The total amount outstanding under Facility A is $10.1 million in loans and $20.8 million in letters of credit at September 30, 2004. On November 10, 2004, the Facility A term loan was increased to $15 million. The additional amount will be used for general corporate purposes. Facility B, under the financing agreement, provided Metallurg Holdings with two term loans. The first term loan in the amount of $1,675,000 was made on the closing date and used to pay interest owed as of July 15, 2004 on the Senior Discount Notes. An additional amount of $1,600,000 reduced by dividends paid by Metallurg to Metallurg Holdings, up to a maximum of $787,500, will be made, subject to certain conditions, by January 15, 2005 to pay a portion of the interest due on that date on the Senior Discount Notes. Transaction costs for Facility B of $75,000 were capitalized and are being amortized over three years. An additional fee of $37,500 will be made upon the funding of the second term loan and will be amortized over 2 1/2 years. Interest at a rate of 20% per annum on all outstanding balances is paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg Holdings will pay MHR a facility maintenance fee of $49,250 on December 31, 2004 and $24,625 on each June 30th and December 31st thereafter. This fee will be paid-in-kind by being added to the outstanding principal balance. Voluntary repayments may be made beginning July 31, 2005 along with prepayment penalties. Facility B is fully guaranteed by Metallurg, Inc. The total amount outstanding under Facility B is $1.7 million at September 30, 2004. The financing agreement also requires Metallurg to maintain a minimum borrowing base and achieve minimum Consolidated EBITDA, as defined. The Company anticipates that it will seek to refinance these facilities on more favorable terms provided its operating results continue to improve and such financing is available.

      LSM Revolving Credit Facilities - LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). These facilities provide LSM with up to 'L'5.5 million ($9.9 million) of borrowings, 'L'40.3 million ($72.5 million) of foreign exchange contracts and options and 'L'4.0 million ($7.2 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are secured by the assets of LSM and are repayable on demand. Outstanding loans under these facilities bear interest at rates of LIBOR plus 1.5% to 1.75%. At September 30, 2004, there were 'L'1.9 million ($3.4 million) of borrowings outstanding under these facilities. The Norwegian credit facility was fully repaid as of September 30, 2004 upon the closure of the Norwegian plant.

      Other - CIF maintains short-term secured borrowing arrangements with various banks with interest rates ranging from 6.5% per annum to 22.8% per annum. Borrowings under these arrangements totaled $6.8 million at September 30, 2004.

Contractual Cash Obligations

      As reported in the Company's Annual Report on Form 10-K dated December 31, 2003, the Company is obligated to make future payments under various contracts, such as debt and lease agreements. As described in Notes 8 and 11 to the Company's Consolidated Financial Statements at September 30, 2004, the Company entered into four new significant financing obligations. As a result of these agreements, Metallurg's contractual cash obligations at September 30, 2004 (not including the $15 million additional term loan to settle certain environmental remediation obligations) increased by $1.3 million in the fourth quarter of 2004, $4.0 million in 2005, $6.6 million in 2006, $24.1 million in 2007 and $3.7 million in 2008.

Capital Expenditures

      Metallurg invested $2.1 million in capital projects during the three quarters ended September 30, 2004. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total between $3 million and $4 million for the year ended December 31, 2004, and between $4 million and $5 million for the year ended December 31, 2005. Metallurg believes approximately half of these capital expenditures will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining planned capital expenditures are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items in the periods noted above, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into future periods. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

      Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the three quarters ended September 30, 2004, Metallurg paid $2.7 million for environmental remediation.

      In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it was aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of September 30, 2004, had an estimated net cost of completion of $22.8 million. Of this amount, Metallurg expects to spend $1.8 million in the remaining quarter of 2004 and $17.8 million in 2005 (including the settlement by SMC of certain environmental remediation obligations at its Newfield facility). These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities.

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


                                ITEM 6 - EXHIBITS

10.1 Financing Agreement, dated as of August 13, 2004, by and among Metallurg, Inc. and Shieldalloy Metallurgical Corporation, as A
         Borrowers, Metallurg Holdings, Inc., as B Borrower, each subsidiary listed therein, as A Guarantors, Metallurg, Inc., as B Guarantor, the financial institutions from time to time party hereto, as lenders, MHR
         Institutional Partners II LP, as collateral agent and as administrative agent (incorporated herein by reference to Exhibit 10.1 to Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and
         Exchange Commission on November 10, 2004 (File No. 333-42141)).

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 10, 2004 on its behalf by the undersigned thereunto duly authorized.



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

                         STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as...................  'L'