Form 10-K
period 2004-12-31
METALLURG HOLDINGS INC
filed 2005-03-30
CIK 1067054

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ___________ to ___________

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

     At March 30, 2005, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

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

Overview

     Metallurg Holdings, Inc. ("Metallurg Holdings"), a Delaware corporation formed on June 10, 1998, together with its consolidated subsidiaries, (collectively, the "Company"), is wholly owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Acquisition Corp., a wholly-owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc. (the "Merger").

     At the time of the Merger, Metallurg Holdings received $62.9 million net proceeds upon consummation of the offering of $121.0 million aggregate principal amount at maturity of Senior Discount Notes due 2008 (the "Senior Discount Notes") in a Rule 144A private placement to qualified institutional investors. In October 1998, the 144A notes were exchanged for similar notes registered under the Securities Act of 1933, as amended. In October 2000, the Company purchased $76.1 million in face amount of these Senior Discount Notes. In December 2002, an additional $4.6 million in face amount of these Senior Discount Notes was acquired in the sale of certain subsidiaries. See "Note 3. Extraordinary Items" and "Note 9. Borrowings" to the Company's Consolidated Financial Statements.

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

     The Metallurg group was founded in 1911 with the construction of a vanadium alloy and chemical producing plant in Nuremberg, Germany. In subsequent years, Metallurg's customer base grew throughout Europe and, in 1938, Metallurg added its first subsidiary in the U.K. During the 1950's, Metallurg began operations in the U.S. and, during the 1980's, added production operations in Brazil. Metallurg established a worldwide sales network that sold products manufactured by Metallurg as well as products manufactured by third parties. Metallurg, Inc. was incorporated as a New York holding company in 1947 and reincorporated as a Delaware corporation in 1997. In 2002, Metallurg sold all of its ownership interests in manufacturing facilities in Nuremberg, Germany, as well as several sales offices in Europe. In 2003, Metallurg sold all of its ownership interests in its Weisweiler, Germany manufacturing facility and its Turkish chrome ore mines. In 2004, Metallurg sold all of its interests in its South African sales office. See "Note 2. Discontinued Operations" to the Company's Consolidated Financial Statements.

     Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized into three reportable segments centered around its major production facilities in the U.K., the U.S. and Brazil. In addition to its own products, Metallurg distributes products manufactured by third parties. The table below sets forth, for the periods indicated, information concerning revenue from Metallurg's three reportable segments, as described below:

                               Revenue by Segment
                                  (In millions)

                                  Year Ended December 31,
                                 ------------------------
                                  2004     2003     2002
                                 ------   ------   ------
Segments
LSM ..........................   $199.4   $168.2   $161.0
SMC ..........................    143.5     98.7     92.1
CIF ..........................     47.2     33.2     32.9
Other ........................     18.7     29.9     41.2
Intersegment eliminations ....    (56.7)   (46.7)   (49.4)
                                 ------   ------   ------
   Total revenue .............   $352.1   $283.3   $277.8
                                 ======   ======   ======

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit consists mainly of three production facilities in the U.K. that manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and ferrotitanium and other specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. As a result of continuing weakness in operating performance, LSM commenced a restructuring program in the second half of 2003. LSM discontinued its metal catalyst business in the fourth quarter of 2003 and closed its Norwegian production facility in August 2004. See "Note 5. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements.

     Shieldalloy Metallurgical Corporation ("SMC") - This unit consists of two production facilities in the U.S. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. The New Jersey plant manufactures and sells alloying tablets for the aluminum industry and metal powders for the welding industry.

     Companhia Industrial Fluminense ("CIF") - This unit consists mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates ores containing tantalum and niobium that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

     In addition to manufacturing operations, LSM and SMC import and distribute complementary products manufactured by affiliates and third parties.

     Corporate-related items and results of subsidiaries not meeting the quantitative thresholds prescribed by applicable accounting rules for determining reportable segments are included in "Other". Metallurg does not allocate general corporate overhead expenses to operating segments.

Products and Markets

     For the year ended December 31, 2004, 36% of Metallurg's sales were made to the iron and steel industry, 34% were made to the aluminum industry, 16% were made to the superalloy and titanium alloy industries and the remaining 14% were made to other industries, none of which was individually significant for reporting purposes. No single customer accounted for more than 10% of Metallurg's sales for the year ended December 31, 2004.

     Based on customer location, for the year ended December 31, 2004, 43% of Metallurg's sales were made in North America, 35% in Europe, 13% in Asia, 7% in South America and 2% in Africa and Australia.

     The following table sets forth the revenue of product groups most significant to Metallurg's operations:

                           Significant Product Groups
                              (Dollars in millions)

                                                Year Ended December 31,
                                 ---------------------------------------------------
                                       2004              2003              2002
                                 ---------------   ---------------   ---------------
                                 Revenue     %     Revenue     %     Revenue     %
                                 -------   -----   -------   -----   -------   -----
Name of Product Group
Aluminum .....................    $152.8    43.4    $139.1    49.1    $129.5    46.6
Vanadium .....................      50.1    14.2      19.8     7.0      16.7     6.0
Chromium .....................      45.9    13.0      40.7    14.4      42.6    15.3
Titanium .....................      36.5    10.4      19.2     6.8      16.6     6.0
Niobium ......................      17.7     5.0      17.5     6.2      21.0     7.6
Powders ......................      13.8     3.9      14.3     5.0      11.4     4.1
Tantalum .....................       8.8     2.5       7.9     2.8      13.9     5.0
                                  ------   -----    ------   -----    ------   -----
                                   325.6    92.4     258.5    91.3     251.7    90.6
Other ........................      26.5     7.6      24.8     8.7      26.1     9.4
                                  ------   -----    ------   -----    ------   -----
   Total revenue .............    $352.1   100.0    $283.3   100.0    $277.8   100.0
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

     Iron and Steel Industry; Specialty Ferroalloys - Metallurg manufactures and sells specialty ferroalloys for use in the iron and steel industry. Metallurg's principal specialty ferroalloy products are ferrovanadium and ferrotitanium. It also markets ferroboron, ferrosilicon, ferromanganese, ferrochrome and ferroniobium produced by others. These products are used by iron and steel producers to increase temperature and corrosion resistance and improve mechanical properties and strength-to-weight ratios. Ferroalloys are essential additives to many iron and steel products used in a wide variety of industries, such as the aerospace, automotive, energy and construction industries. Metallurg's iron and steel industry customers include Affival, Inc., Ametek, Inc., Corus Group plc, Nucor Corporation, Steel Dynamics, Inc., ThyssenKrupp Steel AG and United States Steel Corporation. The iron and steel industry is cyclical, with iron and steel consumption depending greatly on demand for durable goods, such as automobiles, construction materials, machinery, appliances and miscellaneous manufactured products. Recently, worldwide demand for steel has risen, as has demand for ferrovanadium as a steel additive.

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

     Other Industries and Products - In addition to the product lines described above, Metallurg manufactures and distributes a number of products used outside of the aluminum, steel, superalloy, and titanium alloy industries. These products include: tantalum, which is sold to electronics, telecommunications and tool manufacturers; vanadium chemicals for use in the synthetic rubber and ceramics industries; polishing powders used by the glass polishing industry; and metal powders used in the manufacture of rocket fuel, automotive paints, and chemical and metallurgical products. These products generally are higher-margin and technically sophisticated.

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

     Foreign Operations and Currency Fluctuations - Metallurg has substantial operations outside the U.S. See "Note 4. Segments" to the Company's Consolidated Financial Statements for sales and long-lived assets by geographical area. Approximately 80% of Metallurg's employees were outside the U.S. Foreign operations are subject to certain risks that can materially affect the sales, profits, cash flows and financial position of Metallurg, including taxes on distributions or deemed distributions to Metallurg, Inc. or any U.S. subsidiary, currency exchange rate fluctuations, limitations on repatriation of funds, maintenance of minimum capital requirements, and import and export controls. In general, Metallurg's cost of sales for products manufactured in certain foreign locations can be impacted by changes in the rate of exchange of the respective local currencies of those locations relative to the U.S. dollar and other currencies in which it sells. While Metallurg engages in hedging transactions to reduce certain of the risks of currency rate fluctuations, there can be no assurances regarding the overall effectiveness or adequacy of Metallurg's hedging activities.

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

Facilities and Operations

     Metallurg operates its corporate headquarters from a leased office in New York and owns all of the production facilities listed below except for the Minworth plant, which is leased.

     Production Facilities - The following table sets forth, for each of Metallurg's producing subsidiaries, the location of its facilities and the key products manufactured by such subsidiary:

Manufacturing Subsidiary   Location                           Key Products
------------------------------------------------------------------------------------------------------
LSM                        Rotherham, U.K. (Plant)            Aluminum Alloying Tablets
                                                              Aluminum Master Alloys
                                                              Chromium Metal
                                                              Ferroboron
                                                              Ferrotitanium
                                                              Glass Polishing Powders
                                                              Metal Powders
                                                              Nickel Boron
                           Holyhead, U.K. (Plant)             Atomized Aluminum Powder
                           Minworth, U.K. (Plant)             Granulated Aluminum
------------------------------------------------------------------------------------------------------
SMC                        Cambridge, Ohio (Plant)            Ferrovanadium
                                                              Vanadium Chemicals
                           Newfield, New Jersey (Plant)       Aluminum Alloying Tablets and Briquettes
                                                              Metal Powders
------------------------------------------------------------------------------------------------------
CIF                        Sao Joao del Rei, Brazil (Plant)   Aluminum Alloying Tablets
                                                              Aluminum Master Alloys
                                                              Niobium Oxide
                                                              Tantalum Oxide
                           Nazareno, Brazil (Mine)            Tantalum and Niobium Ore
------------------------------------------------------------------------------------------------------

     Administrative Office - SMC has administrative personnel in a leased office in Swedesboro, New Jersey.

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

     Metallurg's aluminum processing plants in the U.K. and Brazil buy approximately 35,000 tons of virgin aluminum per year from producers worldwide, while important alloying chemicals are sourced from several different suppliers around the world.

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

Competition

     The metals industry is highly competitive on a worldwide basis. Competition is primarily based on price, quality and timely delivery. Price competition remains strong as a result of excess capacity in certain products. In addition, export sales from the CIS and China of metals and alloys produced in excess of local demand can severely hurt prices in Europe and the U.S., which can negatively impact the price of some of Metallurg's products. New entrants may also increase competition in the metals industry, which could materially adversely affect Metallurg. An increase in the use of substitutes for metal alloys also could have a material adverse effect on the financial condition and operations of Metallurg. Although facing competition in each of its markets, Metallurg does not believe that any single competitor competes in all of its products or markets.

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

Employees

     As of December 31, 2004, Metallurg employed approximately 800 people worldwide. Labor unions represent approximately 50% of Metallurg's employees. Unions represent employees at six locations in the U.S., the U.K., and Brazil. SMC's collective bargaining agreement with the United Steelworkers of America (USW, Local 4836-02), which covers 67 employees at the Cambridge, Ohio plant, was renewed for three years on April 14, 2004. SMC's collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW, Local 2327), which covers 26 employees at the Newfield, New Jersey plant was renewed for four years on May 24, 2004. The collective bargaining agreements covering Metallurg's union employees at its foreign subsidiaries are generally renewable on an annual basis. Metallurg's relationships with its unions are managed at the local level and are considered by management to be satisfactory.

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

     Anti-dumping duty rates are subject to annual review by the Department of Commerce. Metallurg had revenues of $38.4 million from sales of ferrovanadium produced by Metallurg and sold in the U.S. for the year ended December 31, 2004. If the anti-dumping duties are not maintained at or near their current levels, Metallurg may be materially adversely affected.

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

     SMC is addressing certain environmental conditions at the Cambridge, Ohio plant pursuant to a judicial consent order entered into with the State of Ohio in 1997. SMC submitted to the Nuclear Regulatory Commission ("NRC") in July 1999 a plan for decommissioning slag piles at the Cambridge facility. Such plan contemplates capping the slag piles on-site, an alternative that the Ohio Environmental Protection Agency ("OEPA") has approved. Before the NRC completed its review of the plan, the NRC delegated its regulatory authority over the site to the Ohio Department of Health ("ODH") in August 1999. The ODH is now the governmental entity responsible for overseeing the decommissioning of the slag piles. SMC has been engaged for some time in discussions with the ODH and the OEPA with respect to such decommissioning plan and related alternatives. At December 31, 2004, liabilities, net of trust funds, of $6.0 million were outstanding from provisions made in prior periods for the estimated future costs associated with the decommissioning of NRC (now ODH) regulated materials and the remediation of sediments at the Cambridge site. SMC finalized remediation plans with respect to these areas with the OEPA and ODH during 2003 and commenced work in accordance with such plans. Significant remediation activities involving the removal of contaminated sediments and capping of one of the two slag piles occurred in 2004. Limited remediation activities are anticipated for 2005. SMC expects to spend the amount reserved for outstanding liabilities over the next 4 years.

     In August 2002, SMC filed a decommissioning plan for its Newfield facility with the NRC. At the same time, SMC requested an amendment to the authorized use of the Newfield facility, as permitted by the NRC, to "storage only pending decommissioning". While the Newfield facility will continue to operate, SMC does not intend to resume any previously licensed activities and expects to commence decommissioning activities upon approval of the plan by the NRC. At December 31, 2004, liabilities, net of trust funds, of $15.1 million were outstanding for the estimated future costs associated with the decommissioning of NRC regulated materials and the remediation of groundwater (as to which SMC is exploring alternative treatment approaches), soil and sediments at the Newfield site. SMC expects to spend the amount reserved over the next 15 years or sooner if an acceptable alternative approach for the remediation of groundwater is identified and approved by the interested regulatory authorities.

     There can be no assurance that SMC will not incur additional expenses related to the environmental projects at the Cambridge and Newfield sites.

     Liabilities for known environmental matters and Metallurg's related accounting policies are summarized in "Note 13. Environmental Liabilities" and "Note 1. Business and Summary of Significant Accounting Policies - Environmental Remediation Costs and Recoveries" to the Company's Consolidated Financial Statements. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources - Environmental Remediation Costs."

Item 3. Legal Proceedings.

     Metallurg, Inc. and certain of its subsidiaries are parties from time to time to legal proceedings relating to their operations. The ultimate legal and financial liability of Metallurg in respect of all legal proceedings in which it is involved at any given time cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management currently believes that the ultimate outcome of these contingencies, net of liabilities already accrued in the Company's Consolidated Balance Sheet, will not have a material adverse effect on Metallurg's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on Metallurg's results of operations and/or cash flows for that period. For discussion of specific environmental matters, see "Items 1 and 2. Business and Properties - Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

Item 5. Market for the Company's Equity and Related Stockholder Matters.

Metallurg Holdings

     Metallurg Holdings issued no securities during 2004.

     There is no public trading market for Metallurg Holdings' equity securities.

     Metallurg Holdings has not paid cash dividends in the last two years. Metallurg Holdings is currently prohibited under Delaware law from paying dividends because its total liabilities exceeded its total assets at December 31, 2004. In addition, Metallurg Holdings does not presently intend to pay any dividends, although it may choose to do so in the future. Metallurg Holdings is restricted in the amount of dividends payable to its shareholders as a result of the indenture for the Senior Discount Notes. Under the terms of the indenture, Metallurg Holdings is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg Holdings is permitted to make restricted payments in the amount of $7.5 million as of December 31, 2004.

     Metallurg Holdings is a holding company with limited operations of its own. Substantially all of Metallurg Holdings' operating income or loss is generated by Metallurg. As a result, Metallurg Holdings will rely upon distributions or advances from Metallurg, Inc. to provide the funds necessary to meet its debt service obligations. Metallurg Holdings currently does not expect to have sufficient cash on hand to make future interest payments due on its Senior Discount Notes. While Metallurg, Inc. may be able to distribute cash to Metallurg Holdings for the purpose of making interest payments, Metallurg, Inc. is currently prohibited under Delaware law from paying dividends because its total liabilities exceeded its total assets at December 31, 2004. In addition, Metallurg, Inc. could be prohibited from making cash distributions at such time under the restrictive covenants of its financing agreement with MHR Institutional Partners II LP ("MHR"). See "Note 9. Borrowings" to the Company's Consolidated Financial Statements.

     In March 2005, Metallurg Holdings received a letter of support from Safeguard International assuring support to Metallurg Holdings in meeting its cash flow needs through at least May 31, 2006.

Metallurg

     There is no public trading market for Metallurg, Inc.'s equity securities, all of which are owned by Metallurg Holdings.

     On November 20, 1998, the Board of Directors of Metallurg, Inc. (the "Board") adopted the Metallurg, Inc. 1998 Equity Compensation Plan (the "ECP"). Under the ECP, 500,000 shares of common stock are authorized for stock awards and stock options. Pursuant to the ECP, from 1998 through 2004, the Board has awarded to eligible executives and non-employee Board members options to purchase an aggregate of 195,000 shares of common stock, net of cancellations and forfeitures, at an exercise price of $30.00 per share. Such options have a term of ten years and vest in most cases 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant.

     Metallurg, Inc. did not issue any securities during 2004.

     Metallurg has not paid cash dividends in the last two years. Metallurg, Inc. is currently prohibited under Delaware law from paying dividends because its total liabilities exceeded its total assets at December 31, 2004. In addition, Metallurg, Inc. is restricted in the amount of dividends payable to its shareholder as a result of the indenture for its 11% Senior Notes due 2007 (the "Senior Notes"). Under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. Under the terms of the formula, Metallurg, Inc. was permitted to make restricted payments in the amount of $858,000 as of December 31, 2004.

     In addition to the above restrictions under the Senior Note indenture, Metallurg, Inc.'s financing agreement with MHR limits the payment of dividends and other payments to Metallurg Holdings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources" and "Note 9. Borrowings" to the Company's Consolidated Financial Statements.

     Metallurg, Inc. is a holding company with limited operations of its own. Substantially all of Metallurg, Inc.'s operating income or loss is generated by its subsidiaries. As a result, Metallurg, Inc. will rely upon distributions or advances from its subsidiaries to provide the funds necessary to meet its debt service obligations. LSM's working capital facility limits its ability to pay dividends to an amount up to 100% of its annual net income.

Item 6. Selected Financial Data.

     The following table presents selected consolidated historical financial data of the Company as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004.

     Effective December 31, 2000, Metallurg Holdings and Metallurg, Inc. changed from a fiscal year ending January 31 to a calendar year. As a result, the year ended December 31, 2000 includes 11 months of consolidated results for Metallurg Holdings, the parent holding company, and Metallurg, Inc., and, consistent with historical reporting practice, the 12 months ended December 31, 2000 of results for its operating subsidiaries.

     Information as of and for the years ended December 31, 2000 and 2001 is derived from the audited consolidated financial statements of the Company. Information as of and for the years ended December 31, 2002, 2003 and 2004 is derived from the audited consolidated financial statements of the Company, included elsewhere herein.

     The information in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, and related notes thereto, included in "Item 8. Financial Statements and Supplementary Data."

                             SELECTED FINANCIAL DATA
                                 (In thousands)

                                                                             Year Ended
                                              ------------------------------------------------------------------------
                                              December 31,   December 31,   December 31,   December 31,   December 31,
                                                  2000           2001           2002           2003           2004
                                              ------------   ------------   ------------   ------------   ------------
Statement of Operations Data:
Total revenue .............................     $361,285       $336,704       $277,781       $283,349       $352,111
Gross profit ..............................       46,924         43,834         23,066         21,979         47,480
Operating income (loss) (a) ...............       (2,888)        12,258         (8,006)       (52,133)        11,976
Extraordinary items, net of tax (b)........       32,649             --          2,227             --             --
Net income (loss) .........................       32,067         (5,781)       (22,714)       (68,407)       (11,613)

                                              December 31,   December 31,   December 31,   December 31,   December 31,
                                                  2000           2001           2002           2003           2004
                                              ------------   ------------   ------------   ------------   ------------
Balance Sheet Data:
Total assets...............................     $262,350       $246,265       $255,188       $200,235       $219,330
Total debt.................................      204,721        157,912        162,776        168,672        198,008

(a)  Includes:

     o environmental expense recoveries of $750, $631 and $3,000 for the years ended December 31, 2000, 2001 and 2002, respectively (See "Note
          13. Environmental Liabilities" to the Company's Consolidated Financial Statements); and

     o restructuring and asset impairment charges of $3,510, $43,381 and $736 for the years ended December 31, 2002, 2003 and 2004, respectively (See "Note 5. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements).

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

Forward-Looking Statements

     Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words such as "plan", "expect", "believe", "should", "could", "anticipate", "intend" and other expressions that indicate future events or trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

     Factors that may cause the Company's results to be materially different include:

     o    The cyclical nature of Metallurg's business.

     o Metallurg's dependence on foreign customers. Metallurg operates throughout the world and derives a significant amount of its revenues from outside of the U.S.

     o    The impact of changes of the prices of raw materials and our products.

     o The impact of changes in foreign exchange rates and foreign trade regulations on Metallurg's competitive standing. Revenues and earnings from outside the U.S. could be materially affected by exchange rate fluctuations.

     o The ability to complete a refinancing of the financing agreement with MHR on favorable terms, if at all.

     o    The ability to meet debt service requirements.

     o    The availability of raw materials.

     o    The impact of worldwide competition.

     o The economic strength of Metallurg's markets generally and particularly the strength of the demand for aluminum, superalloys, titanium alloys, iron and steel in those markets.

     o    The impact of changes in the business of our end users.

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

     Overall operating conditions in each of these sectors have been challenging over the past few years with significant pressure on prices caused by increased competition, lower overall demand from customers and lackluster economic conditions worldwide. These difficult business conditions persisted throughout most of 2003. Improvement in demand began in the fourth quarter of 2003 and continued to improve throughout 2004 due to an improved economic environment in Europe and the Americas and changes in consumption patterns in China. Additionally, a declining U.S. dollar caused prices for some of our products to rise as foreign competitors increased prices to offset the negative effect of the declining U.S. dollar. While we cannot predict demand or prices in the markets we serve, this discussion presents a general overview of each of our major market sectors.

     Demand from the aluminum market continued to rebound from the low levels experienced early in 2003, coinciding with increased global economic activity. On the supply side, there still exists a significant amount of excess, as well as idle, capacity in the industry. While prices for aluminum continued to increase in 2004, our main products - aluminum master alloys and compacted products - continue to be subject to pricing pressure, primarily due to overcapacity. Continuing consolidation in the aluminum industry also has contributed to the pressure on prices for our products. These same conditions have continued throughout 2004, as the industry still faces overcapacity and significant price competition. During 2004, Metallurg announced the closure of its master alloy facility in Norway to reduce excess capacity in the industry. The closure of the Norway plant was completed by the end of the third quarter. Customers will continue to be served from our facilities in the U.K. and Brazil. As a result of this closure and higher demand within the aluminum industry, pricing for our products have shown some improvement. Metallurg continues to seek higher prices for its major products and to implement cost reduction initiatives to enhance operating performance.

     The domestic steel industry continues to operate at moderately high levels of production. Industry fundamentals for the steel sector have significantly improved from the difficult conditions seen over the prior years, particularly as a result of the consolidation of a number of producers within the industry and the weak U.S. dollar. During 2003, fundamentals in the ferrovanadium market changed as a major producer closed operations due to very low price levels and other factors. Due to a shortage of raw materials, Metallurg was forced to significantly cut production rates at its processing facility in Ohio, adding to a reduction of ferrovanadium units in North America. Also, a labor strike at this facility during the fourth quarter of 2003 and the first quarter of 2004 impacted overall production rates. Demand for ferrovanadium has improved during 2004, driven by increasing world steel production and increasing use of specialty steels containing ferrovanadium in Chinese construction applications. The global supply/demand outlook for ferrovanadium has changed over the last few years, with Asia becoming a net importer of material instead of a net exporter. As a result, prices for ferrovanadium have increased in 2003 and were significantly higher in 2004. In the first quarter of 2004, we were successful in securing a significant long-term source of raw materials to lower production costs and enhance profitability. In April 2004, the labor strike affecting the ferrovanadium production facility in Cambridge, Ohio was settled with the ratification of a new three-year contract. The effects of securing new long-term raw materials arrangements, settling the labor strike and increased demand and pricing for ferrovanadium have improved profitability throughout 2004. During the fourth quarter of 2004, market prices have moved significantly higher. We expect demand for ferrovanadium to remain strong and prices to remain well above long-term historical trend levels throughout 2005. Because prices under our principal raw materials supply contracts for our ferrovanadium production operations are referenced to historical market prices for vanadium, based on these price trends, we expect the cost of our raw materials to increase in 2006.

     The superalloy industry is rebounding from low production levels over the past few years. This increase in activity is driven by higher military spending, increased applications for energy related projects and improving commercial airliner production build rates. Throughout 2004, prices for titanium have increased significantly due to higher demand and supply shortages. We expect these strong market fundamentals to continue into 2005.

     On August 13, 2004, Metallurg entered into a new financing agreement to replace the existing facility with Fleet National Bank. Metallurg believes that the new financing agreement, along with anticipated improved operations after recent restructuring efforts, will provide adequate liquidity for Metallurg to meet its obligations as they come due over the next year.

     During 2003 and throughout 2004, Metallurg restructured its businesses. Metallurg took action to reduce costs at LSM through employee terminations and discontinuing unprofitable businesses, and in North America by consolidating sales offices. In September 2003, Metallurg sold all of its interests in its German facility engaged in the manufacture of low carbon ferrochrome, and its Turkish chrome ore mines. In March 2004, Metallurg sold its South African sales office. See "Note 2. Discontinued Operations" to the Company's Consolidated Financial Statements.

     Metallurg Holdings currently does not expect to have sufficient cash on hand to make the interest payments due on its Senior Discount Notes. In March 2005, Metallurg Holdings received a letter of support from Safeguard International assuring support to Metallurg Holdings in meeting its cash flow needs through at least May 31, 2006.

Financial Statement Presentation

     Total revenue represents the selling price of our products plus certain shipping charges less applicable provisions for discounts and allowances. Gross profit represents total revenue less cost of sales, which include direct material and manufacturing costs, manufacturing depreciation and delivery costs. Selling, General and Administrative Expenses ("SG&A") includes all non-product related operating expenses. Operating income (loss) represents gross profit less SG&A and restructuring charges.

Results of Operations

                                                                                      Intersegment
(In thousands)                                LSM        SMC       CIF       Other    Eliminations   Consolidated
                                           --------   --------   -------   --------   ------------   ------------
Year Ended December 31, 2004
Total revenue ..........................   $199,449   $143,465   $47,240   $ 18,677     $(56,720)      $352,111
Gross profit ...........................     21,287     19,178     5,191      2,411         (587)        47,480
SG&A ...................................     12,932      9,851     3,084      8,901           --         34,768
Restructuring charges ..................        746         --        --        (10)          --            736
Operating income (loss) ................      7,609      9,327     2,107     (6,480)        (587)        11,976
Interest expense, net ..................     (1,602)    (1,580)   (1,272)   (16,272)          --        (20,726)
Income tax provision (benefit) .........      1,927      1,876      (565)    (1,119)          --          2,119
Net income (loss) ......................      4,160      5,871     1,846      1,858      (25,348)       (11,613)

Year Ended December 31, 2003
Total revenue ..........................   $168,216   $ 98,742   $33,196   $ 29,880     $(46,685)      $283,349
Gross profit ...........................     14,072      2,483     2,182      3,365         (123)        21,979
SG&A ...................................     14,440      7,526     1,989      6,776           --         30,731
Restructuring and asset impairment
   charges .............................     10,358         --        --     33,023           --         43,381
Operating (loss) income ................    (10,726)    (5,043)      193    (36,434)        (123)       (52,133)
Interest expense, net ..................     (1,473)      (462)     (847)   (15,377)          --        (18,159)
Income tax (benefit) provision .........       (235)    (2,358)       22      2,308           --           (263)
Net loss ...............................    (11,906)    (3,147)     (676)   (89,011)      36,333        (68,407)

Year Ended December 31, 2002
Total revenue ..........................   $160,978   $ 92,053   $32,869   $ 41,150     $(49,269)      $277,781
Gross profit ...........................     12,606      1,078     2,960      4,809        1,613         23,066
SG&A ...................................     11,620      9,234     1,590      8,118           --         30,562
Environmental expense recoveries                 --     (3,000)       --         --           --         (3,000)
Restructuring and asset impairment
   charges .............................      1,068        453        --      1,989           --          3,510
Operating (loss) income ................        (82)    (5,609)    1,370     (5,298)       1,613         (8,006)
Interest expense, net ..................     (1,509)      (368)     (745)   (15,784)          --        (18,406)
Income tax provision (benefit) .........        868     (2,026)      173      1,825           --            840
Net (loss) income ......................     (2,452)    (3,951)      452    (20,728)       3,965        (22,714)

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Total Revenue

     Consolidated total revenue increased by $68.8 million (24%) for the year ended December 31, 2004.

     LSM revenue for the year ended December 31, 2004 was $31.2 million (19%) higher than the year ended December 31, 2003. Sales of aluminum master alloys and compacted products increased by $1.7 million as a result of a 17% increase in sales prices despite a 12% decrease in sales volume. Sales of aluminum powder rose by $2.9 million, due to product mix, which resulted in a higher average selling price. Sales of ferrotitanium were $18.2 million higher, due to a 104% increase in average unit selling prices. Sales of metal powders decreased by $1.8 million as a result of a decrease in sales volume. Sales of chrome products were higher by $6.5 million due to a 17% increase in sales volume. The remaining increase in revenues of $3.7 million relates to other products.

     SMC revenue for the year ended December 31, 2004 was $44.7 million (45%) higher than the year ended December 31, 2003. Sales of aluminum products increased by $8.3 million, due to a 19% increase in average selling prices and a 5% increase in volume. Sales of vanadium products, produced in SMC's Ohio plant, increased by $30.3 million as a result of a 111% increase in average selling prices and a 28% increase in sales volume. The remaining increase in revenues of $6.1 million relates to other products.

     CIF revenue for the year ended December 31, 2004 was $14.0 million (42%) higher than the year ended December 31, 2003. Sales of aluminum master alloys increased by $9.0 million, primarily as a result of a 30% increase in shipments. Sales of niobium products increased by $4.0 million, due to a 176% increase in sales volume despite a small decrease in average selling prices.

Gross Profit

     Consolidated gross profit increased to $47.5 million (13.5% of total revenue) for the year ended December 31, 2004 from $22.0 million (7.8% of total revenue) for the year ended December 31, 2003.

     LSM gross profit was $7.2 million (51%) higher than the year ended December 31, 2003. Gross profits from nearly all products increased during the year as higher selling prices offset higher unit costs.

     SMC gross profit was $16.7 million (672%) higher than the year ended December 31, 2003. Gross profit from vanadium products increased dramatically as stronger demand and tighter supply drove up average unit selling prices.

     CIF gross profit was $3.0 million (138%) higher than the year ended December 31, 2003 due to higher sales volume for aluminum and higher selling prices for tantulum products offset by higher costs.

SG&A

     SG&A was $34.8 million for the year ended December 31, 2004 versus $30.7 million for the year ended December 31, 2003. The increase was principally due to higher professional fees and ongoing bank charges associated with the new financing agreement and costs related to terminations of sales agencies and certain subsidiary managers. For the year ended December 31, 2004, SG&A represented 9.9% of total revenue compared to 10.8% for the year ended December 31, 2003.

Restructuring and Asset Impairment Charges, Net

     In 2004, LSM completed its restructuring, which began in 2003, and recorded a restructuring charge of $746,000 consisting of (i) severance costs of $316,000 for 15 employees in the U.K. and (ii) severance costs of $430,000 for 28 employees after the closure of its aluminum production facility in Norway. Of this amount, $113,000 is still unpaid as of December 31, 2004.

     In 2003, Metallurg Holdings determined that it would be unable to recover the carrying value of its goodwill and recorded an impairment of the goodwill of $32.5 million.

     Also in 2003, in a continuing effort to improve Metallurg's competitive position and to reduce costs, Metallurg continued restructuring its operations at its worldwide locations. LSM recorded $3,652,000 of severance costs for 62 employees and asset impairment charges of $6,706,000 relating to its metal catalyst business and its aluminum production facilities in Norway. Metallurg's Canadian subsidiary recognized a restructuring charge of $417,000 for severance costs of seven employees as its sales and administrative functions were consolidated into the New Jersey operations of SMC. In addition, Metallurg transferred certain sales and administrative functions for tantalum and niobium products from its headquarters location to its production facilities in Brazil and recorded severance costs of $120,000 for two employees. All restructuring charges incurred during 2003 have been paid as of December 31, 2004 with the exception of a $10,000 over-accrual that was reversed in 2004.

     See "Note 5. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements.

Operating (Loss) Income

     There was operating income of $12.0 million for the year ended December 31, 2004 compared to an operating loss of $52.1 million for the year ended December 31, 2003, due to the improvement in gross profit and reduction in restructuring and asset impairment charges, discussed above.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2004       2003
                                                           --------   --------
Interest income ......................................     $  1,433   $    974
Interest expense .....................................      (22,159)   (19,133)
                                                           --------   --------
   Interest expense, net .............................     $(20,726)  $(18,159)
                                                           ========   ========

     The increase in net interest expense is principally due to: (i) interest on additional long-term debt; (ii) amortization on deferred issuance costs related to the additional long-term debt offset by (iii) interest income on a federal tax refund.

Income Tax Provision (Benefit)

     Income tax provision (benefit) was as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                              2004     2003
                                                             ------   -----
Total current........................................        $1,603   $(171)
Total deferred.......................................           516     (92)
                                                             ------   -----
   Income tax provision (benefit)....................        $2,119   $(263)
                                                             ======   =====

     See "Note 11. Income Taxes" to the Company's Consolidated Financial Statements for additional information about our effective tax rate and deferred tax assets.

Net Loss

     The Company had a net loss of $11.6 million for the year ended December 31, 2004 compared to a net loss of $68.4 million for the year ended December 31, 2003 due primarily to improving operating results and the reduction in restructuring and asset impairment charges discussed above. Net losses also included income from discontinued operations of $0.3 million and $1.4 million, net for the years ended December 31, 2004 and 2003, respectively, and loss on sale of discontinued operations of $1.2 million for the year ended December 31, 2004. The discontinued operations related to the operations and sale of Metallurg's former South African sales office. See "Note 2. Discontinued Operations" to the Company's Consolidated Financial Statements.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Total Revenue

     Consolidated total revenue increased by $5.6 million (2%) in the year ended December 31, 2003.

     LSM revenue was $7.2 million (4%) higher than the year ended December 31, 2002. Sales of aluminum master alloys and compacted products increased by $3.7 million, primarily as a result of a 4% increase in sales volume. Sales of aluminum powder rose by $0.4 million, due to product mix, which resulted in a higher average selling price. Sales of ferrotitanium were $2.4 million higher, due to a 20% increase in average unit selling prices, despite a 4% decrease in sales volumes. Sales of metal powders rose by $2.4 million as a result of increases in both sales volume and average selling prices. Sales of chrome products were lower by $1.9 million due to a 9% decrease in sales volume.

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

Restructuring and Asset Impairment Charges, Net

     Metallurg Holdings performs an annual review of goodwill to determine possible impairment. As a result of continuing operating losses at all of the production facilities, Metallurg Holdings determined that it will be unable to recover the carrying value of its goodwill at December 31, 2003 and recorded an impairment of the goodwill of $32.5 million.

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

     During 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at corporate headquarters, LSM and SMC. The restructuring plan included the discontinuation of certain production activities, the termination of employees and the write-down of redundant plant and equipment. A charge of $3.5 million was incurred in the year ended December 31, 2002, primarily for severance costs of 64 terminated employees.

     See "Note 5. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements.

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
                                                               =====   ====

     See "Note 11. Income Taxes" to the Company's Consolidated Financial Statements.

Net Loss

     The Company had a net loss of $68.4 million for the year ended December 31, 2003 compared to a net loss of $22.7 million for the year ended December 31, 2002 due primarily to operating results and the restructuring and asset impairment charges discussed above. Net losses also included income from discontinued operations of $1.4 million and $2.3 million, net for the years ended December 31, 2003 and 2002, respectively. See "Note 2. Discontinued Operations" to the Company's Consolidated Financial Statements.

Liquidity and Financial Resources

General

     The Company's sources of liquidity include cash and cash equivalents and amounts available under credit facilities. At December 31, 2004, the Company had $23.4 million in cash and cash equivalents and working capital of $80.6 million as compared to $18.6 million and $63.4 million, respectively, at December 31, 2003.

     Metallurg Holdings relies on distributions from Metallurg, Inc. to meet its debt service obligations. Metallurg, Inc. is currently prohibited under Delaware law from paying dividends because its total liabilities exceed its total assets at December 31, 2004. In addition, Metallurg, Inc. could be prohibited from paying dividends under the restrictive covenants of its financing agreements.

     Metallurg Holdings currently does not have sufficient cash on hand to make the interest payments due on the Senior Discount Notes. As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc. Such foreclosure would create a default in accordance with the indenture terms of Metallurg's Senior Notes and result in an acceleration of $100 million of Senior Note indebtedness. In order to meet the January 15, 2005 interest payment on the Senior Discount Notes, Metallurg, Inc. loaned Metallurg Holdings' approximately $0.7 million to make the interest payment to non-related parties. Metallurg Holdings' next interest payment to non-related parties is due July 15, 2005 in the amount of $1.5 million. In March 2005, Metallurg Holdings received a letter of support from Safeguard International assuring support to Metallurg Holdings in meeting its cash flow needs through at least May 31, 2006.

Cash Flow Information

     Cash Flows from Operating Activities - Cash used in operating activities was $20.2 million for the year ended December 31, 2004, compared to $16.8 million for the year ended December 31, 2003. Our net loss in 2004 was $56.8 million less than it was in 2003. This was offset by an increase in components of working capital of $15.9 million, due to increased revenues and operating activity in 2004, coupled with a $42.6 million decrease in non-cash restructuring and asset impairment charges.

     Cash Flows from Investing Activities - Net cash provided by investing activities was $3.9 million for the year ended December 31, 2004, compared to net cash used in investing activities of $1.9 million for the year ended December 31, 2003. Capital expenditures were approximately $3.0 million in both years. In 2004, the sale of the South African sales office was partially offset by a loan provided to the buyer of that sales office. In 2003, Metallurg received a repayment of $1.0 million on a loan made to a former German subsidiary.

     Cash Flows from Financing Activities - Cash provided by financing activities was $20.9 million for the year ended December 31, 2004, compared to $12.4 million for the year ended December 31, 2003. In 2004, Metallurg received $24.7 million from the proceeds of new borrowings (including $8.0 million from related parties) and was required to pay deferred financing fees of $4.6 million to obtain the new borrowings. Cash proceeds of $10.0 million in 2003 from the sales of certain businesses to members of a common controlled group were recorded as capital contributions in accordance with prescribed accounting principles.

Credit Facilities and Other Financing Arrangements

     Senior Discount Notes - The Senior Discount Notes accrue cash interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. The Senior Discount Notes are redeemable at the option of Metallurg Holdings, in whole or in part, at any time on or after July 15, 2003. The Senior Discount Notes are senior, collateralized obligations of Metallurg Holdings and rank pari passu in right of payment with all existing and future unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness of Metallurg Holdings. However, the Senior Discount Notes are effectively subordinated to all existing and future liabilities of Metallurg. The Senior Discount Notes are collateralized by an assignment and pledge to a trustee of (i) all of the outstanding equity interests held by Metallurg Holdings in Metallurg, Inc. and (ii) all promissory notes issued from time to time to Metallurg Holdings by Metallurg, Inc. The indenture contains limitations on, among other things, the ability of Metallurg Holdings to incur indebtedness and enter into certain mergers, consolidations or asset sales. Metallurg Holdings is a holding company, and its ability to meet its payment obligations on the Senior Discount Notes is dependent upon the receipt of dividends and other distributions from its direct and indirect subsidiaries. Metallurg Holdings does not have, and may not in the future have, any material tangible assets other than the common stock of Metallurg, Inc. Metallurg, Inc. and its subsidiaries are parties to various credit agreements, including Metallurg, Inc.'s Senior Note indenture and the MHR credit facility, which impose substantial restrictions on Metallurg, Inc.'s ability to pay dividends to Metallurg Holdings.

     Senior Notes - In November 1997, Metallurg, Inc. issued its Senior Notes. Interest is payable semi-annually. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, and are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis. The Senior Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. was permitted to make restricted payments in the amount of $858,000 as of December 31, 2004. In January 2005, Metallurg, Inc. loaned Metallurg Holdings, its parent company, $744,000 to pay interest on Metallurg Holdings' 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes") held by non-related parties. This restricted payment was necessary, as Metallurg Holdings did not have sufficient cash on hand to make its required interest payments and reduced Metallurg, Inc.'s ability to make restricted payments to $114,000.

     MHR Credit Facility - On August 13, 2004, the Company refinanced its revolving credit facility with Fleet National Bank into a new financing agreement with MHR maturing on August 31, 2007. Facility A under the financing agreement, as amended, provided Metallurg, Inc. a $15 million term loan for working capital and a $21 million letter of credit facility. It allows for $15 million of the letter of credit facility to be converted to a term loan with the proceeds being used by SMC to settle certain environmental remediation obligations at its Newfield facility. Transaction costs for Facility A of $4.5 million were capitalized and are being amortized over the term of the agreement. Interest accrues on outstanding balance at a rate of 20% per annum of which one-half is paid monthly in arrears and one-half is paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg pays MHR a monthly letter of credit commitment fee of 4% per annum on all outstanding letters of credit, a facility maintenance fee of $620,000 on December 31, 2004 and $310,000 on each June 30th and December 31st thereafter, and a monthly monitoring fee of $40,000 in 2004, $30,000 in 2005 and $20,000 thereafter. Mandatory quarterly repayments begin on October 1, 2005 in the amount of $1.0 million and voluntary repayments may be made after July 31, 2005 along with prepayment penalties. Facility A is fully collateralized by all of the assets of Metallurg, Inc. and SMC (the "Borrowers"), fully guaranteed by Metallurg Holdings Corporation, Metallurg International Resources, LLC and Metallurg Services Inc. (the "MHR Guarantors") and partially guaranteed by Metallurg, Inc.'s major subsidiaries in the U.K. and Brazil. The total amount outstanding under Facility A is $15.5 million in loans and $20.8 million in letters of credit at December 31, 2004. Facility B, under the financing agreement, provided Metallurg Holdings with two term loans. The first term loan in the amount of $1,675,000 was made on the closing date and used to pay interest owed as of July 15, 2004 on the Senior Discount Notes. An additional amount of $787,500 was made on January 15, 2005 to pay a portion of the interest due on that date on the Senior Discount Notes. Transaction costs for Facility B of $75,000 were capitalized and are being amortized over the term of the agreement. An additional fee of $37,500 was made upon the funding of the second term loan and will be amortized over the remaining term of the agreement. Interest at a rate of 20% per annum on all outstanding balances is paid-in-kind by being added to the outstanding principal balance on a monthly basis. In addition, Metallurg Holdings will pay MHR a facility maintenance fee of $49,250 on December 31, 2004 and $24,625 on each June 30th and December 31st thereafter. This fee will be paid-in-kind by being added to the outstanding principal balance. Voluntary repayments may be made after July 31, 2005 along with prepayment penalties. Facility B is fully guaranteed by Metallurg, Inc. The total amount outstanding under Facility B is $1.9 million at December 31, 2004. The financing agreement also requires Metallurg to maintain a minimum borrowing base and achieve minimum Consolidated

EBITDA, as defined. The Company anticipates that it will seek to refinance these facilities on more favorable terms provided its operating results continue to improve and such financing is available.

     LSM Revolving Credit Facilities - LSM has revolving credit facilities with Barclays Bank plc ("Barclays"), expiring in June 2007, and HSBC Bank plc ("HSBC"), expiring in July 2009. These facilities provide LSM with up to 'L'5.5 million ($10.6 million) of borrowings, 'L'40.3 million ($77.3 million) of foreign exchange contracts and options and 'L'4.0 million ($7.7 million) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are collateralized by the assets of LSM and are repayable on demand. Outstanding loans under these facilities bear interest at each bank's base rate plus 1.0% to 1.75%. At December 31, 2004, there were 'L'0.5 million ($0.9 million) of borrowings outstanding under these facilities at an interest rate of 3.45% and included in short-term debt on the consolidated balance sheet. In January 2005, these revolving credit facilities were amended to denominate them in U.S. dollars on similar terms and conditions.

     LSM Term Loans - LSM also has two term loans with Barclays and HSBC. The loan with Barclays is for 'L'6.0 million ($11.5 million) for a term of three years and bears interest at 3-month LIBOR plus 1.75%. Quarterly repayments of 'L'0.2 million ($0.4 million) began in June 2004. The loan with HSBC is for 'L'6.0 million ($11.5 million) for a term of five years and bears interest at 3-month LIBOR plus 1.65%. Quarterly repayments of 'L'0.2 million ($0.4 million) began in July 2004. These term loan facilities are collateralized by the assets of LSM and require LSM to comply with various covenants, including the maintenance of minimum tangible net worth and interest coverage. In January 2005, these loans were amended to denominate them in U.S. dollars on similar terms and conditions.

     Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks totaling $11.7 million. Borrowings under these arrangements aggregated $7.1 million at December 31, 2004 at a weighted-average interest rate of 8.4%.

Contractual Cash Obligations

     As described in Notes 9 and 15 to the Company's Consolidated Financial Statements at December 31, 2004, the Company is obligated to make future payments under various contracts, such as debt and lease agreements. Significant contractual cash obligations of the Company are as follows (in millions):

                                                              Payments Due By Period
                                               ----------------------------------------------------
                                                        Less than                            After
                                                Total     1 year    1-3 years   3-5 years   5 years
                                               ------   ---------   ---------   ---------   -------
Contractual Cash Obligations:
   Long-term debt (a) ......................   $179.3     $  3.8      $128.8      $46.6        --
   Fixed interest on long-term debt.........     61.8       17.0        32.2        2.0        --
   Non-cancelable operating leases..........      1.2        0.4         0.6        0.2        --
   Committed purchase obligations (b).......    159.6       81.3        66.4       11.9        --
   Pension plan contributions (c)...........      6.6        6.6          --         --        --
                                               ------     ------      ------      -----       ---
      Total contractual cash obligations ...   $408.5     $109.1      $228.0      $60.7        --
                                               ======     ======      ======      =====       ===

----------
(a) Includes MHR debt interest paid-in-kind and added to principal but does not include approximately $4.4 million of future interest not yet accrued but payable in 1-3 years based on current borrowing levels.
(b) Represents purchase orders on hand at December 31, 2004, primarily for the purchase of inventory in the normal course of business.
(c) Only included in first period. Information is not available for subsequent periods.

Capital Expenditures

     Metallurg invested $3.1 million in capital projects during the year ended December 31, 2004. Metallurg's capital expenditures include projects related to improving Metallurg's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to increase to approximately $5.3 million for the year ended December 31, 2005, including $2.8 million of capital investments which Metallurg believes will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining capital expenditures planned are primarily for replacement and repairs of existing facilities. Although Metallurg has projected these items for the year ended December 31, 2005, Metallurg has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into 2006. Metallurg believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

     American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities," states that losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the year ended December 31, 2004, Metallurg spent $4.5 million for environmental remediation.

     In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it is aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of December 31, 2004, had an estimated net cost of completion of $21.1 million, net of trust funds of $4.0 million. Of this amount, Metallurg expects to spend $1.9 million in 2005 (excluding the potential settlement by SMC of certain environmental remediation obligations at its Newfield facility), $3.3 million in 2006 and $1.3 million in 2007. These amounts have been accrued for in prior years and are reflected in Metallurg's balance sheet liabilities. See "Note 13. Environmental Liabilities" to the Company's Consolidated Financial Statements.

     SMC is exploring the settlement of certain non-radiological environmental remediation obligations at its Newfield, New Jersey facility by contracting with an environmental services company to assume such obligations and implement alternative treatment technologies. In the event that such a transaction is successfully negotiated on terms acceptable to the relevant regulatory authorities, SMC would be required to make payments of up to $17 million over the next two years. Financing for such a transaction has been arranged with the environmental services company and under the terms of the MHR debt facilities. See "Note 9. Borrowings - MHR Debt" to the Company's Consolidated Financial Statements.

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

     A note receivable from the German subsidiary sold in December 2002 is shown as notes receivable - related party on the Company's Consolidated Balance Sheets. This note accrues interest at a rate of 10% per annum. Principal and interest payments are due from 2006 through 2010 and may be repaid prior to maturity under certain circumstances.

     Safeguard International, for its own account and the accounts of others, and SCP Private Equity Partners, L.P., another shareholder of Metallurg Holdings, provided an $8 million subordinated loan so that SMC could complete the purchase of vanadium-containing raw materials for its Cambridge, Ohio plant under a five-year supply contract. The loan, as amended, is collateralized by a second lien on all of the assets of the Borrowers and MHR Guarantors. Interest on the loan at 8% per annum is paid-in-kind and added to the principal balance. The total amount of this loan outstanding is $8.3 million at December 31, 2004 and is shown as long-term debt - related parties on the Company's Consolidated Balance Sheets.

     Dr. Schimmelbusch and Mr. Spector are managing directors of the management company for Safeguard International, the majority owner of Metallurg Holdings, and in these positions receive compensation from this management company.

Critical Accounting Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. In applying the Company's significant accounting policies, as more fully discussed in "Note 1. Business and Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statements, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observances of trends in the industry, information provided by Metallurg's customers and information available from other outside sources, as appropriate. Estimates and assumptions about future events and their effects cannot be perceived with certainty and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Metallurg's operating environment changes. The Company deems the following estimates and accounting policies to be critical:

Inventories

     Metallurg's inventory is a significant component of current assets and is stated at the lower of cost or market. Metallurg regularly estimates the net realizable value of inventories on hand and adjusts the carrying amounts of these inventories as necessary. Significant or unanticipated changes to market values of these items could impact the amount and timing of any such adjustments that may be required. Such provisions were not significant in the periods presented.

Income Taxes

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

Long-Lived Asset Impairment

     The Company's recent history includes years with unprofitable results and negative cash flows. This history of losses is an indication that the carrying amounts of the Company's long-lived assets might not be recoverable from future cash flows. The Company periodically evaluates its long-lived assets by comparing estimated future undiscounted cash flows using the particular cash flow assumptions that are considered most likely to occur. Significant judgment is required to estimate future cash flows, including the impact of future prices, production and shipment levels, cost reduction initiatives, prices of inputs like raw materials and energy and future capital requirements. Management uses its best judgment to assess these factors. In 2003, the Company concluded that certain assets in LSM were impaired as the net carrying value of applicable net assets exceeded the related undiscounted cash flows. See "Note 5. Restructuring and Asset Impairment Charges" to the Company's Consolidated Financial Statements.

Pensions

     Metallurg maintains defined benefit plans for its employees in the U.S. and the U.K. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by Metallurg, within certain guidelines. In addition, Metallurg's actuarial consultants also use subjective factors such as employee turnover and mortality rates to estimate these factors.

     U.S. Plans - The rate used to discount future estimated liabilities is determined considering the rates available at year-end on long-term, high quality corporate bonds that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would change the 2004 pension liability by approximately $0.7 million and change the 2005 net periodic pension expense by approximately $0.1 million. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for the long-term rate of return on plan assets of 1/4 of 1% would not materially impact net periodic pension expense in 2005.

     Non-U.S. Plans - The rate used to discount future estimated liabilities is determined considering the rates available at year-end on long-term, high quality corporate bonds that could be used to settle the obligations of the plan. A change in the discount rate of 1/4 of 1% would change the 2004 pension liability by approximately $5.7 million and change the 2005 net periodic pension expense by approximately $0.6 million. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. A change in the assumption for the long-term rate of return on plan assets of 1/4 of 1% would change the 2005 net periodic pension expense by approximately $0.2 million.

     The combination of negative actual investment returns and declining interest rates in 2002 had a negative impact on Metallurg's pension plan liabilities and the fair value of plan assets. Where the accumulated benefit obligation exceeded the fair value of plan assets, Metallurg was required to record an adjustment to the pension liability, called a "minimum pension liability adjustment", with a charge to Accumulated Other Comprehensive Loss in Shareholder's Equity. In 2002, Metallurg recorded a net charge of $18.9 million to shareholder's equity. In both 2003 and 2004, stronger than expected asset returns more than offset higher accumulated benefit obligations resulting from declines in the discount rate. Accordingly, Metallurg credited shareholder's equity by $5.9 million and $2.1 million in 2003 and 2004, respectively, for the decline in the minimum pension liability, net of deferred tax in both years. The changes in the minimum pension liability have no current impact on Metallurg's net income, liquidity or cash flows.

     Based upon the current underfunded status of the plans and the actuarial assumptions being used for 2004, Metallurg expects to make cash contributions in 2005 to the pension plans of approximately $0.3 million and $6.3 million in the U.S. and the U.K., respectively. We expect to make these cash contributions out of operating cash flow.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to expense the value of employee stock options and similar awards. Metallurg is required to adopt this standard for awards granted beginning January 1, 2006.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

     Foreign Currency Exposures - Metallurg actively manages foreign currency exposures that are associated with foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the operating unit level. Metallurg uses forward contracts to mitigate exposures that cannot be naturally offset within an operating unit. See "Note 10. Financial Instruments" to the Company's Consolidated Financial Statements.

     Interest Rate Exposures - Metallurg has exposure to interest rate risk from its short-term and certain long-term debt. While the rates on Metallurg's long-term debt are generally fixed, LSM has outstanding balances on its term loans of 'L'11.2 million ($21.4 million) at variable rates. See "Note 9. Borrowings" to the Company's Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

     The following audited consolidated financial statements of Metallurg Holdings, Inc. and its consolidated subsidiaries are presented herein pursuant to the requirements of Item 8 on the pages indicated below:

                                                                            Page
                                                                           -----
AUDITED FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm ................      26

Statements of Consolidated Operations and Comprehensive Loss
   for the Years Ended December 31, 2004, 2003 and 2002.................      27

Consolidated Balance Sheets at December 31, 2004 and 2003...............      28

Statements of Consolidated Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002.....................................      29

Notes to Consolidated Financial Statements for the Years Ended
   December 31, 2004, 2003 and 2002.....................................   30-60

Selected Quarterly Financial Data (Unaudited) for the Years
   Ended December 31, 2004 and 2003.....................................      61

AUDITED FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts and Reserves............      62

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Metallurg Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Metallurg Holdings, Inc. and its subsidiaries ("Company") at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the consolidated financial statements, Metallurg Holdings, Inc. ("Metallurg Holdings") does not have sufficient cash on hand to make the interest payments due on its senior discount notes. Metallurg Holdings has received a letter of support from its majority owner assuring support to Metallurg Holdings in meeting its cash flow needs through at least May 31, 2006.

PricewaterhouseCoopers LLP
New York, New York
March 8, 2005

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)

                                                                        Year Ended December 31,
                                                                    ------------------------------
                                                                      2004       2003       2002
                                                                    --------   --------   --------
Sales ...........................................................   $351,763   $282,802   $277,146
Commission income ...............................................        348        547        635
                                                                    --------   --------   --------
   Total revenue ................................................    352,111    283,349    277,781
Cost of sales ...................................................    304,631    261,370    254,715
                                                                    --------   --------   --------
   Gross profit .................................................     47,480     21,979     23,066
                                                                    --------   --------   --------
Selling, general and administrative expenses ....................     34,768     30,731     30,562
Environmental expense recovery ..................................         --         --     (3,000)
Restructuring and asset impairment charges ......................        736     43,381      3,510
                                                                    --------   --------   --------
   Total operating expenses .....................................     35,504     74,112     31,072
                                                                    --------   --------   --------
   Operating income (loss) ......................................     11,976    (52,133)    (8,006)
Other:
   Other income, net ............................................        134        222         74
   Interest income ..............................................      1,433        974        607
   Interest expense .............................................    (22,159)   (19,133)   (19,013)
                                                                    --------   --------   --------
      Loss before income tax provision (benefit), minority
         interest and discontinued operations ...................     (8,616)   (70,070)   (26,338)
Income tax provision (benefit) ..................................      2,119       (263)       840
                                                                    --------   --------   --------
   Loss before minority interest and discontinued
      operations ................................................    (10,735)   (69,807)   (27,178)
Minority interest ...............................................        (54)       (17)       (84)
                                                                    --------   --------   --------
   Loss from continuing operations ..............................    (10,789)   (69,824)   (27,262)
Discontinued operations (net of tax provision of $171,
   $697 and $997 in 2004, 2003 and 2002, respectively) ..........        338      1,417      2,321
Loss on sale of discontinued operations .........................     (1,162)        --         --
                                                                    --------   --------   --------
   Loss before extraordinary item ...............................    (11,613)   (68,407)   (24,941)
Extraordinary item ..............................................         --         --      2,227
                                                                    --------   --------   --------
         Net loss ...............................................    (11,613)   (68,407)   (22,714)
Other comprehensive income (loss):
   Foreign currency translation adjustment ......................      6,334      6,400      6,486
   Minimum pension liability adjustment, net of tax .............      2,149      5,927    (18,876)
   Deferred gain (loss) on derivatives, net .....................        196       (292)      (183)
                                                                    --------   --------   --------
         Comprehensive loss .....................................   $ (2,934)  $(56,372)  $(35,287)
                                                                    ========   ========   ========

                 See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             December 31,
                                                                         -------------------
                                                                           2004       2003
                                                                         --------   --------
ASSETS
Current Assets:
   Cash and cash equivalents .........................................   $ 23,426   $ 18,557
   Accounts receivable, less allowance for doubtful
      accounts ($1,967 in 2004 and $2,112 in 2003) ...................     45,885     37,669
   Accounts receivable - related parties .............................         59        102
   Inventories .......................................................     62,551     44,457
   Prepaid expenses and other current assets .........................     12,432      8,107
   Discontinued operations - current assets ..........................         --     14,738
                                                                         --------   --------
      Total current assets ...........................................    144,353    123,630
Investments in affiliates ............................................      2,112      1,870
Property, plant and equipment, net ...................................     52,502     54,324
Notes receivable - related party .....................................      7,280      6,608
Other assets .........................................................     13,083     11,855
Discontinued operations - noncurrent assets ..........................         --      1,948
                                                                         --------   --------
      Total ..........................................................   $219,330   $200,235
                                                                         ========   ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Short-term debt ...................................................   $  8,060   $  5,791
   Current portion of long-term debt .................................      3,810      2,524
   Accounts payable ..................................................     32,203     23,785
   Accounts payable - related parties ................................        208      2,023
   Accrued expenses ..................................................     15,705     12,946
   Current portion of environmental liabilities ......................      1,938      2,993
   Taxes payable .....................................................      1,853        347
   Discontinued operations - current liabilities .....................         --      9,843
                                                                         --------   --------
      Total current liabilities ......................................     63,777     60,252
                                                                         --------   --------
Long-term Liabilities:
   Long-term debt ....................................................    175,452    160,357
   Long-term debt - related parties ..................................     10,686         --
   Accrued pension liabilities .......................................     24,523     29,543
   Environmental liabilities, net ....................................     19,202     22,678
   Other liabilities .................................................      2,041      1,000
   Discontinued operations - noncurrent liabilities ..................         --        218
                                                                         --------   --------
      Total long-term liabilities ....................................    231,904    213,796
                                                                         --------   --------
      Total liabilities ..............................................    295,681    274,048
                                                                         --------   --------
Commitments and Contingencies
Minority Interest ....................................................        652        256
                                                                         --------   --------
Shareholders' Deficit:
   Common stock - par value $.01 per share, authorized 30,000
      shares, no shares issued and outstanding .......................         --         --
   Series A Voting Convertible Preferred Stock - par value $.01 per share, authorized 10,000 shares, issued and outstanding
      5,202.335 shares ...............................................         --         --
   Series B Non-Voting Convertible Preferred Stock - par value
      $.01 per share, authorized 10,000 shares, issued and
      outstanding 4,524 shares .......................................         --         --
   Additional paid-in capital ........................................     59,911     59,911
   Accumulated other comprehensive loss ..............................    (16,565)   (25,244)
   Accumulated deficit ...............................................   (120,349)  (108,736)
                                                                         --------   --------
      Total shareholders' deficit ....................................    (77,003)   (74,069)
                                                                         --------   --------
      Total ..........................................................   $219,330   $200,235
                                                                         ========   ========

                 See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

                                                                          Year Ended December 31,
                                                                     --------------------------------
                                                                       2004        2003        2002
                                                                     --------    --------    --------
Cash Flows from Operating Activities:
Net loss .........................................................   $(11,613)   $(68,407)   $(22,714)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization .................................      8,061       8,321       7,654
   Deferred income taxes .........................................        516         (92)        316
   Interest expense paid-in-kind .................................      3,287          --          --
   Interest accretion on Senior Discount Notes ...................         --       2,611       4,907
   Restructuring and asset impairment charges ....................        736      43,381       3,510
   Extraordinary item ............................................         --          --      (2,227)
   Loss on sale of discontinued operations .......................      1,162          --          --
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable ....................     (5,896)      4,318       3,904
   (Increase) decrease in inventories ............................    (16,560)      7,755      12,545
   (Increase) decrease in other current assets ...................     (1,221)       (107)      3,953
   Increase (decrease) in accounts payable and accrued expenses ..      7,807      (7,528)       (584)
   Restructuring payments ........................................     (2,420)     (3,953)     (1,786)
   Environmental payments ........................................     (4,511)     (2,438)     (2,734)
   Other assets and liabilities, net .............................      1,144         981         380
Discontinued operations - operating activities ...................       (719)     (1,652)        221
                                                                     --------    --------    --------
      Net cash (used in) provided by operating activities ........    (20,227)    (16,810)      7,345
                                                                     --------    --------    --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .......................     (3,055)     (2,889)    (10,619)
Proceeds from sale of discontinued operation .....................      8,255          --          --
Repayment from (loan to) former subsidiary .......................         --       1,000      (3,000)
Loan to buyer of discontinued operation ..........................     (1,370)         --          --
Other, net .......................................................         20         179          89
Discontinued operations - investing activities ...................         33        (222)       (464)
                                                                     --------    --------    --------
      Net cash provided by (used in) investing activities ........      3,883      (1,932)    (13,994)
                                                                     --------    --------    --------
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt .........................     24,675         151         176
Repayment of long-term debt ......................................     (2,709)       (265)       (204)
Net borrowing of short-term debt .................................      2,399       1,295       1,918
Payment for deferred financing fees ..............................     (4,591)         --          --
Capital contributions ............................................         --      10,000       7,117
Discontinued operations - financing activities ...................      1,139       1,185      (1,510)
                                                                     --------    --------    --------
      Net cash provided by financing activities ..................     20,913      12,366       7,497
                                                                     --------    --------    --------
Effects of exchange rate changes on cash and cash equivalents ....        300         677         675
                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents .............      4,869      (5,699)      1,523
Cash and cash equivalents - beginning of period ..................     18,557      24,256      22,733
                                                                     --------    --------    --------
Cash and cash equivalents - end of period ........................   $ 23,426    $ 18,557    $ 24,256
                                                                     ========    ========    ========
Supplemental Cash Flow Information:
Cash (received) paid for income taxes ............................   $   (111)   $  1,806    $    434
                                                                     ========    ========    ========
Cash paid for interest ...........................................   $ 17,241    $ 13,590    $ 13,607
                                                                     ========    ========    ========

                 See notes to consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Summary of Significant Accounting Policies

     Metallurg Holdings, Inc. ("Metallurg Holdings") and its consolidated subsidiaries, (collectively, the "Company") is wholly-owned by a group of investors led by and including Safeguard International Fund, L.P. ("Safeguard International"), an international private equity fund that invests primarily in equity securities of companies in process industries. On July 13, 1998, Metallurg Acquisition Corp., a wholly-owned subsidiary of Metallurg Holdings, merged with and into Metallurg, Inc., with Metallurg, Inc. being the surviving company and Metallurg Holdings becoming the sole parent of Metallurg, Inc.

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

     On March 8, 2004, Metallurg completed the sale of its South African sales office to a group of investors, including local management. Accordingly, the operating results for this entity have been reported as discontinued operations for all periods presented. See "Note 2. Discontinued Operations".

     Metallurg Holdings currently does not have sufficient cash on hand to make the interest payments due on its 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes"). As all of Metallurg, Inc.'s outstanding common stock has been pledged as collateral for Metallurg Holdings' obligations under the Senior Discount Notes, if Metallurg Holdings were unable to make interest payments when due, it could lead to a foreclosure on its assets, principally the equity of Metallurg, Inc. Such foreclosure would create a default in accordance with the indenture terms of Metallurg, Inc.'s 11% Senior Notes due 2007 (the "Senior Notes") and result in an acceleration of $100 million of Senior Note indebtedness. In order for Metallurg Holdings to meet the January 15, 2005 interest payment on the Senior Discount Notes, Metallurg, Inc. loaned Metallurg Holdings approximately $0.7 million to make the interest payment to non-related parties. Metallurg Holdings' next interest payment to non-related parties is due July 15, 2005 in the amount of $1.5 million. In March 2005, Metallurg Holdings received a letter of support from its majority owner, Safeguard International, assuring support to Metallurg Holdings in meeting its cash flow needs through at least May 31, 2006.

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amount of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, allowances for doubtful accounts, inventories, environmental remediation costs, restructuring and asset impairment charges, deferred income tax asset valuation allowances, pension plan obligations and contingent liabilities. Actual results could differ from those estimates.

     Foreign Currency Translation - For foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted-average exchange rates. Resulting translation adjustments are reported in a separate component of shareholders' deficit. Translation adjustments for operations in highly inflationary economies and exchange gains and losses on transactions are included in earnings, and amounted to (losses) gains of $(287,000), $22,000 and $(1,106,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

     Cash and Cash Equivalents - The Company presents all highly liquid instruments, maturing within 30 days or less when purchased, as cash equivalents.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

1.   Business and Summary of Significant Accounting Policies - (Continued)

     Accounts receivable and allowance for doubtful accounts - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company provides an allowance for doubtful accounts for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

     Inventories - Inventories are stated at the lower of cost or market, cost being determined using principally the average cost and specific identification methods. The Company estimates the net realizable value of its inventories at least quarterly and adjusts the carrying amount of these inventories as necessary.

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

     Recoverability of Long-Lived Assets - The Company annually, or sooner if circumstances warrant, evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

     Discontinued Operations - At the time that management formally commits to a plan to divest of a business, such business is classified as discontinued operations. The balance sheet amounts and income statement results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the Consolidated Balance Sheet and to discontinued operations in the Statement of Consolidated Operations for all periods presented.

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

1.   Business and Summary of Significant Accounting Policies - (Continued)

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

     Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company does not provide for U.S. federal income taxes on the accumulated earnings considered permanently reinvested in certain of its foreign subsidiaries, which approximated $21.8 million at December 31, 2004. These earnings have been invested in facilities and other assets of the Company and have been subject to substantial foreign income taxes, which may or could offset a major portion of any tax liability resulting from their remittance and inclusion in U.S. taxable income. Accordingly, the Company does not provide for U.S. income taxes on foreign currency translation adjustments related to these foreign subsidiaries.

     Retirement Plans - Metallurg maintains defined benefit plans for its employees in the U.S. and the U.K. Several statistical and other factors, including assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, employee turnover and mortality rates, are used in calculating the expense and liability related to the plans. The rate to discount future estimated liabilities is determined considering the rates available at year-end on long-term, high quality corporate bonds that could be used to settle the obligations of the plans. The long-term rate of return is estimated considering historical returns and expected returns on current and projected asset allocations. A liability is recognized on the balance sheet for each pension plan where the fair value of the assets of that pension plan is less than the accumulated benefit obligation. This liability is called a "minimum pension liability" and is recorded by a charge to Accumulated Other Comprehensive Loss in Shareholders' Deficit.

     Stock-Based Compensation - Metallurg has a stock-based compensation plan, which is described in "Note 12. Shareholders' (Deficit) Equity". Metallurg accounts for this plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost is reflected in net income as all options granted under this plan had an exercise price at least equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if Metallurg had applied the fair value measurement and recognition methods prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to record expense for stock option compensation (in thousands):

                                                        Year Ended December 31,
                                                    ------------------------------
                                                      2004       2003       2002
                                                    --------   --------   --------
Net loss, as reported............................   $(11,613)  $(68,407)  $(22,714)
Less: compensation expense for option awards
   determined by the fair value based method,
   net of related tax effects ...................         41         39        263
                                                    --------   --------   --------
   Pro forma net loss ...........................   $(11,654)  $(68,446)  $(22,977)
                                                    ========   ========   ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

1.   Business and Summary of Significant Accounting Policies - (Continued)

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

     Recent Accounting Pronouncement - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation", and requires companies to expense the value of employee stock options and similar awards. Metallurg is required to adopt this standard for awards granted beginning January 1, 2006.

     Earnings Per Share - Earnings per share is not presented since Metallurg Holdings is wholly-owned by a group of private investors led by and including Safeguard International.

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Discontinued Operations

     On March 8, 2004, Metallurg completed the sale of its South African sales office to a group of investors, including local management, for a total purchase price of $9,100,000 and recorded a loss of $1,162,000. In connection with the sale, Metallurg accepted a note receivable for $1,370,000 from the buyers, to be repaid in three equal installments plus interest at LIBOR plus 1% over two years. The consolidated financial statements have been restated to reflect the discontinued operation for all periods presented. The following table summarizes certain financial information related to these discontinued operations prior to the sale (in thousands):

                                                        Year Ended December 31,
                                                      --------------------------
                                                       2004      2003      2002
                                                      ------   -------   -------
Results of operations:
Total revenue .....................................   $9,140   $56,262   $43,119
Income before income tax provision ................      509     1,903     3,337

                                                      December 31,
                                                          2003
                                                      ------------
Significant assets and liabilities:
Accounts receivable, net ..........................      $ 7,122
Inventories .......................................        7,231
Property, plant and equipment, net ................        1,352
Other assets ......................................          981
                                                         -------
   Total assets ...................................       16,686
                                                         -------
Short-term debt ...................................        2,686
Accounts payable ..................................        5,583
Accrued expenses ..................................        1,440
Other liabilities .................................          352
                                                         -------
   Total liabilities ..............................       10,061
                                                         -------
   Net assets .....................................      $ 6,625
                                                         =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

3.   Extraordinary Items

     Effective December 31, 2002, the Company sold all of its ownership interests in manufacturing facilities in Nuremberg, Germany, as well as several sales offices in Europe. In conjunction with the sale, the Company received $4,600,000 in face amount of Metallurg Holdings' Senior Discount Notes from the purchaser. The acquired Senior Discount Notes had a book value on that date of $4,302,000. On a consolidated basis the Company wrote off $74,000 of related deferred issuance costs and recognized an extraordinary gain on the extinguishment of debt of $2,227,000, net of tax.

4.   Segments and Related Information

     Metallurg operates in one significant industry segment, the manufacture and sale of performance-enhancing additives mainly for the metallurgical industry. Metallurg is organized into three reportable segments centered around its major production facilities in the U.K., the U.S. and Brazil. In addition to its own products, Metallurg distributes complementary products manufactured by third parties. The results of Metallurg Holdings consist primarily of interest expense related to the Senior Discount Notes, general overhead expenses, goodwill impairment and income tax expense. The results of Metallurg Holdings are included in "Other" below.

Reportable Segments

     London & Scandinavian Metallurgical Co Limited and its subsidiaries (collectively, "LSM") - This unit consists mainly of three production facilities in the U.K. that manufacture and sell aluminum alloy grain refiners and alloying tablets for the aluminum industry, chromium metal and ferrotitanium and other specialty ferroalloys for the steel and superalloy industries and aluminum powder for various metal powder-consuming industries. As a result of continuing weakness in operating performance, LSM commenced a restructuring program in the second half of 2003. As described in Note 5, LSM discontinued its metal catalyst business in the fourth quarter of 2003 and closed its Norwegian production facility in August 2004.

     Shieldalloy Metallurgical Corporation ("SMC") - This unit consists of two production facilities in the U.S. The Ohio plant manufactures and sells ferrovanadium and vanadium-based chemicals used mostly in the steel and petrochemical industries. The New Jersey plant manufactures and sells alloying tablets for the aluminum industry and metal powders for the welding industry.

     Companhia Industrial Fluminense ("CIF") - This unit consists mainly of two production facilities in Brazil. The Sao Joao del Rei plant manufactures and sells aluminum alloy grain refiners and alloying tablets for the aluminum industry and metal oxides used in the telecommunications, superalloy and specialty metal industries. The Nazareno mine extracts and concentrates ores containing tantalum and niobium that are processed, along with other raw materials, into metal oxides at the Sao Joao del Rei plant.

     In addition to their manufacturing operations, LSM and SMC import and distribute complementary products manufactured by affiliates and third parties.

     Summarized financial information concerning Metallurg's reportable segments is shown in the following table (in thousands). Each segment records direct expenses related to its employees and operations. The "Other" column includes corporate-related items and results of subsidiaries not meeting the quantitative thresholds as prescribed by applicable accounting rules for determining reportable segments. Metallurg does not allocate general corporate overhead expenses to operating segments. The accounting policies of the segments are the same as those described in "Note 1. Business and Summary of Significant Accounting Policies". Transactions among segments are established based on negotiation among the parties.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

4.   Segments and Related Information - (Continued)

                                                                                 Intersegment   Consolidated
                                         LSM        SMC       CIF       Other    Eliminations      Totals
                                      --------   --------   -------   --------   ------------   ------------
Year Ended December 31, 2004

Revenue from external customers ...   $167,730   $139,919   $35,751   $  8,711                    $352,111
Intergroup revenue ................     31,719      3,546    11,489      9,966     $ (56,720)           --
Restructuring and asset
   impairment charges .............        746         --        --        (10)           --           736
Interest income ...................        100        266        48      4,605        (3,586)        1,433
Interest expense ..................      1,702      1,846     1,320     20,877        (3,586)       22,159
Depreciation and amortization .....      3,582      1,810     1,449      1,220            --         8,061
Income tax provision (benefit) ....      1,927      1,876      (565)    (1,119)           --         2,119
Net income (loss) .................      4,160      5,871     1,846      1,858       (25,348)      (11,613)
Assets ............................     94,663     84,646    30,963    210,381      (201,323)      219,330
Capital expenditures ..............      1,453        565       953         84            --         3,055

Year Ended December 31, 2003

Revenue from external customers ...   $142,653   $ 95,475   $18,092   $ 27,129                    $283,349
Intergroup revenue ................     25,563      3,267    15,104      2,751     $ (46,685)           --
Restructuring and asset
   impairment charges .............     10,358         --        --     33,023            --        43,381
Interest income ...................        215        967        41      3,790        (4,039)          974
Interest expense ..................      1,688      1,429       888     19,167        (4,039)       19,133
Depreciation and amortization .....      4,566      1,748     1,298        709            --         8,321
Income tax (benefit) provision ....       (235)    (2,358)       22      2,308            --          (263)
Net loss ..........................    (11,906)    (3,147)     (676)   (89,011)       36,333       (68,407)
Assets ............................     88,933     82,628    21,339    213,380      (206,045)      200,235
Capital expenditures ..............      1,171        731       942         45            --         2,889

Year Ended December 31, 2002

Revenue from external customers ...   $133,962   $ 86,698   $18,342   $ 38,779                    $277,781
Intergroup revenue ................     27,016      5,355    14,527      2,371     $ (49,269)           --
Environmental expense recoveries ..         --     (3,000)       --         --            --        (3,000)
Restructuring and asset
   impairment charges .............      1,068        453        --      1,989            --         3,510
Interest income ...................        200        981        37      3,931        (4,542)          607
Interest expense ..................      1,709      1,349       782     19,715        (4,542)       19,013
Depreciation and amortization .....      4,368      1,598     1,053        635            --         7,654
Income tax provision (benefit) ....        868     (2,026)      173      1,825            --           840
Net (loss) income .................     (2,452)    (3,951)      452    (20,728)        3,965       (22,714)
Assets ............................    102,588     79,058    22,388    260,818      (209,664)      255,188
Capital expenditures ..............      2,168      5,366     3,057         28            --        10,619

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

4.   Segments and Related Information - (Continued)

     The Company sells its products in over 50 countries. The following table presents revenue by country based on the location of the user of the product (in thousands):

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
U.S............................................   $135,552   $100,517   $ 97,083
U.K............................................     30,208     28,532     25,110
Germany........................................     27,196     20,128     24,571
Japan .........................................     19,553     16,342     12,631
Brazil ........................................     18,370     11,941     12,968
France.........................................     18,276     12,127     11,922
Canada.........................................      8,990     15,863     18,222
Other..........................................     93,618     77,352     74,639
Commission income..............................        348        547        635
                                                  --------   --------   --------
   Total revenue...............................   $352,111   $283,349   $277,781
                                                  ========   ========   ========

     The following table presents property, plant and equipment by country based on the location of the assets (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                 2004     2003
                                                               -------   -------
U.K........................................................    $22,482   $22,881
U.S........................................................     19,566    21,835
Brazil.....................................................      9,204     8,614
Other .....................................................      1,250       994
                                                               -------   -------
   Total...................................................    $52,502   $54,324
                                                               =======   =======

5.   Restructuring and Asset Impairment Charges

     Details of Metallurg's restructuring and asset impairment charges are as follows (in thousands):

                                                                                                Balance at
                                                  Provision          Utilization Through 2004    December
                                           -----------------------   ------------------------       31,
                                           2004     2003      2002        Cash    Non-cash         2004
                                           ----   -------   ------      -------   --------      ----------
Metallurg Holdings:

Impairment of goodwill..................          $32,486                         $(32,486)
                                                  -------                         --------
LSM:
Severance and other employee costs......   $746     3,652   $1,068      $(5,272)       (81)        $113
Write-down of plant and equipment.......     --     6,706       --           --     (6,706)          --
                                           ----   -------   ------      -------   --------         ----
                                            746    10,358    1,068       (5,272)    (6,787)         113
                                           ----   -------   ------      -------   --------         ----
SMC:
Severance and other employee costs......     --        --      350         (350)        --           --
Write-down of plant and equipment.......     --        --      103           --       (103)          --
                                           ----   -------   ------      -------   --------         ----
                                             --        --      453         (350)      (103)          --
                                           ----   -------   ------      -------   --------         ----
Other:
Severance and other employee costs......    (10)      537    1,989       (2,516)        --           --
                                           ----   -------   ------      -------   --------         ----
   Total................................   $736   $43,381   $3,510      $(8,138)  $(39,376)        $113
                                           ====   =======   ======      =======   ========         ====

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

5.   Restructuring and Asset Impairment Charges - (Continued)

2004 -

     LSM completed its restructuring, which began in 2003, and recorded a restructuring charge of $746,000 consisting of (i) severance costs of $316,000 for 15 employees in the U.K. and (ii) severance costs of $430,000 for 28 employees after the closure of its aluminum production facility in Norway. Of this amount, $113,000 is still unpaid as of December 31, 2004.

2003 -

     Metallurg Holdings completed an evaluation as of December 31, 2003 and concluded that as a result of continuing operating losses at all of the production facilities, it would be unable to recover the carrying value of its goodwill and recorded an impairment of the goodwill of $32,486,000.

     In a continuing effort to improve Metallurg's competitive position and to reduce costs, Metallurg continued restructuring its operations at its worldwide locations. LSM recorded $3,652,000 of severance costs for 62 employees and asset impairment charges of $6,706,000 relating to its metal catalyst business and its aluminum production facilities in Norway. Metallurg's Canadian subsidiary recognized a restructuring charge of $417,000 for severance costs of seven employees as its sales and administrative functions were consolidated into the New Jersey operations of SMC. In addition, Metallurg transferred certain sales and administrative functions for tantalum and niobium products from its headquarters location to its production facilities in Brazil and recorded severance costs of $120,000 for two employees. All restructuring charges incurred during 2003 have been paid as of December 31, 2004 with the exception of a $10,000 over-accrual that was reversed in 2004.

2002 -

     During 2002, Metallurg carried out a restructuring program intended to reduce the cost structure at LSM, SMC and corporate headquarters. LSM recorded a restructuring charge of $1,068,000 for severance costs of 29 employees who were terminated and paid during the year. SMC recorded a restructuring charge of $453,000, of which $350,000 was for severance costs of 26 employees terminated during the year. SMC also recorded a charge of $103,000 for the write-down of property and equipment no longer used in operations. Metallurg, Inc. recorded a restructuring charge of $1,989,000 for severance costs of nine employees terminated during the year at its headquarters location. Under the terms of certain executive employment and severance agreements, the severance was to be paid over a period of up to 18 months. All restructuring charges incurred during 2002 have been paid as of December 31, 2004.

6.   Inventories

     Inventories consist of the following (in thousands):

                                                                   December 31,
                                                               -----------------
                                                                 2004      2003
                                                               -------   -------
Raw materials...............................................   $19,973   $ 8,855
Work in process.............................................       787       467
Finished goods..............................................    40,474    33,762
Other.......................................................     1,317     1,373
                                                               -------   -------
   Total....................................................   $62,551   $44,457
                                                               =======   =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

7.   Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows (in thousands):

                                                         December 31,
                                                     ------------------   Estimated
                                                       2004       2003      Lives
                                                     --------   -------   ---------
Land..............................................   $  1,818   $ 1,262
Buildings and leasehold improvements..............     20,695    20,325      5-30
Machinery.........................................     71,682    71,181      3-12
Office furniture and equipment....................      4,612     4,809      3-10
Transportation equipment..........................      1,682     1,742      4-5
Construction in progress..........................      1,172       398
                                                     --------   -------
   Total..........................................    101,661    99,717
Less: accumulated depreciation....................     49,159    45,393
                                                     --------   -------
   Property, plant and equipment, net.............   $ 52,502   $54,324
                                                     --------   -------

     Depreciation expense related to property, plant and equipment was $6,939,000, $7,627,000 and $6,920,000 for the years ended December 31, 2004,
2003 and 2002, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

8.   Retirement Plans

     Metallurg Holdings does not have any retirement plans.

Metallurg, Inc. and Domestic Subsidiaries

     Metallurg, Inc. and its domestic subsidiaries have tax qualified, noncontributory defined benefit pension plans covering substantially all salaried and certain hourly paid employees. The plans generally provide benefit payments using a formula based on an employee's compensation and length of service. These plans are funded in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act. Metallurg, Inc.'s best estimate of the expected contributions into these plans for 2005 is $325,000. Substantially all plan assets are invested in cash and short-term investments or listed stocks and bonds. Metallurg, Inc. also maintains tax qualified defined contribution plans covering substantially all of the salaried employees of Metallurg, Inc. and its domestic subsidiaries. All contributions, including a portion that represents a company match, are made in cash into mutual fund accounts in accordance with the participants' investment elections.

Foreign Subsidiaries

     LSM's defined benefit pension plans cover all eligible employees in the U.K. Substantially all plan assets are invested in listed stocks and bonds. Benefits under these plans are based on years of service and the employee's compensation. Benefits are paid either from plan assets or, in certain instances, directly by LSM. LSM's best estimate of the expected contributions in 2005 is $6,289,000. Metallurg's other foreign subsidiaries have retirement plans that cover certain eligible employees.

     Net pension cost consisted of the following for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands):

                                                          U.S. Plans                  Non-U.S. Plans
                                                   Year Ended December 31,       Year Ended December 31,
                                                 ---------------------------   ---------------------------
                                                   2004      2003      2002      2004      2003      2002
                                                 -------   -------   -------   -------   -------   -------
Components of net periodic benefit cost:
   Service cost ..............................   $   490   $   420   $   479   $ 2,668   $ 2,434   $ 2,156
   Interest cost .............................     1,318     1,367     1,410     6,102     5,546     4,842
   Expected return on plan assets ............    (1,393)   (1,216)   (1,480)   (6,106)   (4,707)   (5,159)
   Recognized prior service cost .............       271       359         8        --        --        --
   Recognized actuarial loss .................        12        12         4     2,340     2,773     1,111
                                                 -------   -------   -------   -------   -------   -------
                                                     698       942       421     5,004     6,046     2,950
   Cost of other defined benefit plans .......        --        --        --        --       (46)       46
   Cost of defined contribution plans
      (net of forfeitures) ...................       137       141       196        --        --        --
                                                 -------   -------   -------   -------   -------   -------
      Total retirement plan expense
         recognized in the Statements of
         Consolidated Operations .............   $   835   $ 1,083   $   617   $ 5,004   $ 6,000   $ 2,996
                                                 =======   =======   =======   =======   =======   =======
Weighted average assumptions to determine
   net periodic benefit cost:
   Discount rate .............................      6.00%     6.75%     7.25%     5.50%     5.52%     5.52%
   Long-term rate of return on plan assets ...      9.00%     9.00%     9.00%     7.79%     7.76%     7.71%
   Long-term rate of compensation increase ...      4.00%     4.00%     4.00%     4.25%     4.25%     3.76%

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

8.   Retirement Plans - (Continued)

     The following table summarizes the changes in benefit obligation and changes in plan assets for Metallurg's principle defined benefit plans (in thousands).

                                                                     U.S. Plans              Non-U.S. Plans
                                                              Year Ended December 31,   Year Ended December 31,
                                                              -----------------------   -----------------------
                                                                   2004      2003           2004       2003
                                                                 -------   -------        --------   --------
Change in benefit obligation:
   Benefit obligation at beginning of year ................      $23,314   $21,742        $111,853   $100,373
   Service cost ...........................................          490       420           3,009      2,754
   Interest cost ..........................................        1,318     1,367           6,102      5,546
   Actuarial (gain) loss ..................................          (37)    1,157             115     (2,234)
   Benefits paid ..........................................       (1,319)   (1,372)         (8,219)    (5,085)
   Amendments .............................................           --        --             625         --
   Foreign currency translation adjustment ................           --        --           8,883     10,499
                                                                 -------   -------        --------   --------
      Benefit obligation at end of year ...................       23,766    23,314         122,368    111,853
                                                                 -------   -------        --------   --------
Change in plan assets:
   Fair value of plan assets at beginning of year .........       15,903    14,090          77,608     60,518
   Actual return on plan assets ...........................        1,613     2,918           8,714      9,751
   Employer and employee contributions ....................          727       267           6,452      5,299
   Benefits paid ..........................................       (1,319)   (1,372)         (8,219)    (5,085)
   Foreign currency translation adjustment ................           --        --           6,436      7,125
                                                                 -------   -------        --------   --------
      Fair value of plan assets at end of year ............       16,924    15,903          90,991     77,608
                                                                 -------   -------        --------   --------
Funded status .............................................       (6,842)   (7,411)        (31,377)   (34,245)
Unrecognized net loss .....................................        4,682     5,203          44,105     44,422
Unrecognized prior service cost ...........................           87       100              40         41
                                                                 -------   -------        --------   --------
   (Accrued) prepaid pension cost - principle benefit .....       (2,073)   (2,108)         12,768     10,218
        plans
   Accrued pension cost - other plans .....................           --        --             (35)       (35)
                                                                 -------   -------        --------   --------
      Total (accrued) prepaid pension cost recognized in
         the Consolidated Balance Sheets ..................      $(2,073)  $(2,108)       $ 12,733   $ 10,183
                                                                 =======   =======        ========   ========
Amounts recognized in the Consolidated Balance
   Sheets are as follows:
      Other assets:
         Prepaid pension asset ............................                               $  1,512   $  1,053
         Intangible asset .................................      $    87   $   100              --         --
      Accrued pension liabilities .........................       (5,802)   (6,290)        (18,721)   (23,253)
      Minimum pension liability ...........................        3,642     4,082          29,942     32,383
                                                                 -------   -------        --------   --------
         Net amount recognized ............................      $(2,073)  $(2,108)       $ 12,733   $ 10,183
                                                                 =======   =======        ========   ========
Decrease in minimum liability included in other
   comprehensive income ...................................          440       922           1,709      5,005
Weighted average assumptions used to determine benefit
   obligations:
Discount rate .............................................         5.75%     6.00%           5.50%      5.50%
Long-term rate of compensation increase ...................         4.00%     4.00%           4.25%      4.25%

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

8.   Retirement Plans - (Continued)

     The following table summarizes the fair value of plan assets, by major category, and the actual and weighted average target allocation percentages of total plan assets as of December 31, 2004 and 2003, respectively (dollars in thousands):

                               U.S. Plans                                 Non-U.S. Plans
                              December 31,                                 December 31,
               ------------------------------------------   ------------------------------------------
                    2004            2003                         2004            2003
               -------------   -------------     Target     -------------   -------------     Target
                 Fair            Fair          Allocation     Fair            Fair          Allocation
                Value     %     Value     %         %        Value     %     Value     %         %
               -------   ---   -------   ---   ----------   -------   ---   -------   ---   ----------
Equity .....   $10,468    62   $ 9,904    62        60      $66,277    73   $52,573    68        75
Debt .......     6,428    38     5,973    38        40       23,189    25    22,132    28        20
Other ......        28    --        26    --        --        1,525     2     2,903     4         5
               -------   ---   -------   ---       ---      -------   ---   -------   ---       ---
   Total ...   $16,924   100   $15,903   100       100      $90,991   100   $77,608   100       100
               -------   ---   -------   ---       ---      -------   ---   -------   ---       ---

     Metallurg's investment strategy is to achieve long-term capital appreciation, while reducing risk through diversification in order to meet the obligations of the plans. The expected return on plan assets assumption, reviewed annually, reflects the average rate of earnings expected on the funds invested using weighted average historical returns of approximately 12% for equities and approximately 6% for debt. In 2005, the expected return on plan assets is 9.00% for the U.S. plans and approximately 7.79% for the non-U.S. plans.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets as of December 31, 2004 and 2003 were as follows (in thousands):

                                         U.S. Plans         Non-U.S. Plans
                                        December 31,         December 31,
                                     -----------------   -------------------
                                       2004      2003      2004       2003
                                     -------   -------   --------   --------
Projected benefit obligation .....   $23,766   $23,314   $115,565   $103,459
Accumulated benefit obligation ...    22,726    22,193    102,139     91,440
Fair value of plan assets ........    16,924    15,903     83,493     68,851

     The expected benefit payments during the next ten years are as follows (in thousands):

December 31,      U.S. Plans   Non-U.S. Plans
---------------   ----------   --------------
2005 ..........     $1,354         $ 3,655
2006 ..........      1,348           3,684
2007 ..........      1,374           3,725
2008 ..........      1,425           3,774
2009 ..........      1,466           3,929
2010 - 2014 ...      8,591          21,539

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9.   Borrowings

     Long-term debt consists of the following (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
Metallurg Holdings:
   Senior Discount Notes .................................   $ 40,335   $ 40,335
   MHR debt ..............................................      1,859         --

Metallurg, Inc.:
   Senior Notes ..........................................    100,000    100,000
   MHR debt ..............................................     15,466         --

Foreign subsidiaries:
   LSM ...................................................     21,411     22,357
   CIF ...................................................        191        189
                                                             --------   --------
      Subtotal ...........................................    179,262    221,318
Less: amounts due within one year ........................      3,810      2,524
                                                             --------   --------
      Total long-term debt ...............................   $175,452   $160,357
                                                             ========   ========

Senior Discount Notes

     In July 1998, Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering of the Senior Discount Notes. On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of the Senior Discount Notes of Metallurg Holdings, its parent company, for $19,714,000 in cash. On December 31, 2002, Metallurg, Inc. acquired an additional $4,600,000 in face amount of the Senior Discount Notes in conjunction with the sale of certain subsidiaries. See "Note 3. Extraordinary Items".

     The Senior Discount Notes accreted interest at a rate of 12 3/4%, to July 15, 2003. Commencing July 15, 2003, the Senior Discount Notes began to accrue cash interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. The Senior Discount Notes are redeemable at the option of Metallurg Holdings, in whole or in part, at any time on or after July 15, 2003. The Senior Discount Notes are senior, collateralized obligations of Metallurg Holdings and rank pari passu in right of payment with all existing and future unsubordinated indebtedness and senior in right of payment to all subordinated indebtedness of Metallurg Holdings. However, the Senior Discount Notes are effectively subordinated to all existing and future liabilities of Metallurg.

     On January 15, 2004, Metallurg, Inc. loaned Metallurg Holdings $1,494,000 to pay interest on the Senior Discount Notes held by non-related parties. In addition, a related party holding Senior Discount Notes agreed to purchase a total of $2,166,000 of new notes with the proceeds of the interest payment due to them. Interest accrued on these new notes and added to the principal balance was $194,000 at December 31, 2004.

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9.    Borrowings - (Continued)

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

Senior Notes

     In November 1997, Metallurg, Inc. issued its Senior Notes. Interest is payable semi-annually. The Senior Notes are redeemable at the option of Metallurg, Inc., in whole or in part, and are fully and unconditionally guaranteed by the U.S. subsidiaries of Metallurg, Inc. on a senior unsecured basis.

     The Senior Note indenture contains limitations on, among other things, the ability of Metallurg to incur indebtedness and enter into certain mergers, consolidations or asset sales. In addition, under the terms of the indenture, Metallurg, Inc. is limited in its ability to make restricted payments, as defined and including, among other things, minority investments in subsidiaries and dividend payments, to a formula based on the cumulative net income since November 1, 1997 and certain specified allowances. As a result of this limitation, Metallurg, Inc. was permitted to make restricted payments in the amount of $858,000 as of December 31, 2004. In January 2005, Metallurg, Inc. loaned Metallurg Holdings, its parent company, $744,000 to pay interest on Metallurg Holdings' 12 3/4% Senior Discount Notes due 2008 (the "Senior Discount Notes") held by non-related parties. This restricted payment was necessary as Metallurg Holdings did not have sufficient cash on hand to make its required interest payments and reduced Metallurg, Inc.'s ability to make restricted payments to $114,000.

MHR Debt

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

     Facility A with Metallurg - This financing agreement, as amended, provided Metallurg, Inc. with a $15 million term loan for working capital and a $21 million letter of credit facility. It allows for $15 million of the letter of credit facility to be converted to a term loan with the proceeds being used by SMC to settle certain environmental remediation obligations at its Newfield facility. Transaction costs of $4.5 million were capitalized and are being amortized over the term of the agreement. Interest accrues on outstanding balances at a rate of 20% per annum of which one-half is paid in cash monthly in arrears and one-half is paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg pays MHR a monthly letter of credit commitment fee of 4% per annum on all outstanding letters of credit, a facility maintenance fee of $620,000 on December 31, 2004 and $310,000 on each June 30th and December 31st thereafter, and a monthly monitoring fee of $40,000 in 2004, $30,000 in 2005 and $20,000 thereafter. Mandatory quarterly repayments begin on October 1, 2005 in the amount of $1,000,000 and voluntary repayments may be made after July 31, 2005 along with prepayment penalties. The financing agreement is fully collateralized by all of the assets of Metallurg, Inc. and SMC (the "Borrowers"), fully guaranteed by Metallurg Holdings Corporation, Metallurg International Resources, LLC and Metallurg Services Inc. (the "MHR Guarantors") and partially guaranteed by Metallurg, Inc.'s major subsidiaries in the U.K. and Brazil. The total amount outstanding under this agreement is $15,466,000 in loans and $20,755,000 in letters of credit at December 31, 2004.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9.   Borrowings - (Continued)

     Facility B with Metallurg Holdings - The financing agreement also provided Metallurg Holdings with two term loans. The first term loan in the amount of $1,675,000 was made on the closing date and used to pay interest owed as of July 15, 2004 on the Senior Discount Notes. An additional amount of $787,500 was made on January 15, 2005 to pay a portion of the interest due on that date on the Senior Discount Notes. Transaction costs for Facility B of $75,000 were capitalized and are being amortized over the term of the agreement. An additional fee of $37,500 was made upon the funding of the second term loan and will be amortized over the remaining term of the agreement. Interest at a rate of 20% per annum on all outstanding balances is paid-in-kind by being added to the outstanding principal balances on a monthly basis. In addition, Metallurg Holdings will pay MHR a facility maintenance fee of $49,250 on December 31, 2004 and $24,625 on each June 30th and December 31st thereafter. This fee will be paid-in-kind by being added to the outstanding principal balance. Voluntary repayments may be made after July 31, 2005 along with prepayment penalties. Facility B is fully guaranteed by Metallurg, Inc. The total amount outstanding under Facility B is $1,859,000 at December 31, 2004.

Related Parties

     Safeguard International, for its own account and the accounts of others, and SCP Private Equity Partners, L.P., another shareholder of Metallurg Holdings, provided an $8 million subordinated loan so that SMC could complete the purchase of vanadium-containing raw materials for its Cambridge, Ohio plant under a five-year supply contract. The loan, as amended, is collateralized by a second lien on all of the assets of the Borrowers and MHR Guarantors. Interest on the loan at 8% per annum is paid-in-kind and added to the principal balance. The total amount of this loan outstanding is $8,326,000 at December 31, 2004. Principal repayments of this loan are prohibited until all MHR debt has been repaid.

     On January 15, 2004 and August 13, 2004 a related party bought two notes from Metallurg Holdings with the proceeds of the interest payments due to them as a holder of Senior Discount Notes. These new notes are due in full on July 15, 2008 and bear interest at a rate of 12 3/4%. Interest is paid-in-kind and added to the principal balance. The total amount outstanding is $2,360,000 at December 31, 2004.

Foreign Subsidiaries

     LSM Revolving Credit Facilities - LSM has revolving credit facilities with Barclays Bank plc ("Barclays") and HSBC Bank plc ("HSBC"). At December 31, 2004, these facilities provide LSM with up to 'L'5,500,000 ($10,552,000) of borrowings, 'L'40,300,000 ($77,316,000) of foreign exchange contracts and options and 'L'4,000,000 ($7,674,000) for other ancillary banking arrangements, including bank guarantees. Borrowings under these facilities are collateralized by the assets of LSM and are repayable on demand. Outstanding loans under these facilities bear interest at each bank's base rate plus 1.0% to 1.75%. At December 31, 2004, there were 'L'477,000 ($915,000) of borrowings outstanding under these facilities at an interest rate of 3.45% and included in short-term debt on the consolidated balance sheet. In January 2005, these revolving credit facilities were amended to denominate them in U.S. dollars on similar terms and conditions.

     LSM Term Loans - LSM also has two term loans with Barclays and HSBC. The loan with Barclays is for 'L'6,000,000 ($11,511,000) for a term of three years and bears interest at 3-month LIBOR plus 1.75%. Quarterly repayments are required in the amount of 'L'150,000 ($288,000). The outstanding balance for this loan was 'L'5,550,000 ($10,648,000) at an interest rate of 6.65% at December 31, 2004. The loan with HSBC is for 'L'6,000,000 ($11,511,000) for a term of five years and bears interest at 3-month LIBOR plus 1.65%. Quarterly repayments are required in the amount of 'L'195,000 ($374,000). The outstanding balance for this loan was 'L'5,610,000 ($10,763,000) at an interest rate of 6.40% at December 31, 2004. These term loan facilities are collateralized by the assets of LSM and require LSM to comply with various covenants, including the maintenance of minimum tangible net worth and interest coverage. In January 2005, these loans were amended to denominate them in U.S. dollars on similar terms and conditions.

     Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks totaling $11,689,000. Borrowings under these arrangements are included in short-term debt on the consolidated balance sheet and aggregated $7,145,000 at December 31, 2004 at a weighted-average interest rate of 8.4%.

     Interest expense totaled $22,159,000, $19,133,000 and $19,013,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

9.   Borrowings - (Continued)

      The scheduled maturities of long-term debt during the next five years are as follows (in thousands):

December 31,
------------
2005 ................................................................   $  3,810
2006 ................................................................      6,677
2007 ................................................................    122,167
2008 ................................................................     41,831
2009 ................................................................      4,777
Thereafter ..........................................................         --
                                                                        --------
   Total ............................................................   $179,262
                                                                        ========

10.  Financial Instruments

     The carrying amounts and fair values of financial instruments are as follows (in thousands):

                                          December 31, 2004    December 31, 2003
                                         ------------------   ------------------
                                         Carrying     Fair    Carrying     Fair
                                          Amount     Value     Amount     Value
                                         --------   -------   --------   -------
Financial assets and liabilities:
   Cash and cash equivalents .........   $ 23,426   $23,426   $ 18,557   $18,557
   Investments in affiliates .........      2,112     2,112      1,870     1,870
   Short-term debt ...................      8,060     8,060      5,791     5,791
   Senior Discount Notes .............     40,335    19,562     40,335    12,504
   Senior Notes ......................    100,000    90,000    100,000    56,000
   Other long-term debt ..............     38,927    38,927     22,546    22,546

                                           Notional   Market   Notional   Market
                                            Amount     Value    Amount     Value
                                           --------   ------   --------   ------
Derivative instruments:
Forward exchange contracts:
   Sales ...............................    $23,899   $(631)    $23,932   $ 602
   Purchases (a) .......................         --      --       6,944    (650)
Commodity price contracts:
   Sales ...............................        127     (13)        681     (44)
   Purchases ...........................      8,482     750       4,731     893

(a) Includes notional amounts of $3,853 and market values of $(557) at December 31, 2003 relating to discontinued operations.

     The carrying amount of cash and cash equivalents and short-term debt approximates fair value due to their liquidity and short-term maturities. All investments purchased with maturities of three months or less are considered cash equivalents. Fair values of investments in affiliates are not readily available. The fair value of Metallurg, Holdings' Senior Discount Notes and Metallurg, Inc.'s Senior Notes is based on quoted market prices. The Company's other long-term debt includes floating-rate debt, the carrying amount of which approximates fair value.

     The Company does not use financial instruments for trading or other speculative purposes. The Company does not hedge the net investment in its subsidiaries.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

10.  Financial Instruments - (Continued)

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

11.  Income Taxes

     For financial reporting purposes, (loss) income before income tax provision (benefit), minority interest and discontinued operations includes the following components (in thousands):

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2004       2003       2002
                                                 --------   --------   --------
U.S. .........................................   $(15,463)  $(56,555)  $(24,734)
Foreign ......................................      6,847    (13,515)    (1,604)
                                                 --------   --------   --------
   Total .....................................   $ (8,616)  $(70,070)  $(26,338)
                                                 ========   ========   ========

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective tax rate is as follows (dollars in thousands):

                                                                   Year Ended December 31,
                                                  ---------------------------------------------------------
                                                         2004                2003                 2002
                                                  -----------------   -----------------   -----------------
                                                     Tax                 Tax                 Tax
                                                  Provision           (Benefit)           Provision
                                                  (Benefit)     %     Provision     %     (Benefit)     %
                                                  ---------   -----   ---------   -----   ---------   -----
Income tax benefit at statutory rate ..........    $(3,016)    35.0   $(24,525)    35.0    $(9,219)    35.0
State and local income taxes, net
   of federal income tax effect ...............         77     (0.9)        15       --         24     (0.1)
Goodwill impairment charge ....................         --       --     11,370    (16.2)        --       --
Effect of net change of foreign valuation
   allowance and differences between U.S.
   and foreign rates ..........................     (1,374)    16.0      4,475     (6.4)     1,587     (6.0)
Foreign dividends .............................      2,690    (31.2)     2,326     (3.3)     1,266     (4.8)
Changes in domestic valuation allowance .......      3,495    (40.6)     6,252     (8.9)     7,075    (26.9)
Permanent and other differences ...............        247     (2.9)      (176)     0.2        107     (0.4)
                                                   -------    -----   --------    -----    -------    -----
   Total ......................................    $ 2,119    (24.6)  $   (263)     0.4    $   840     (3.2)
                                                   =======    =====   ========    =====    =======    =====

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

11.  Income Taxes - (Continued)

     The income tax provision (benefit) represents the following (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2004     2003    2002
                                                         ------   -----   -----
Current:
   U.S. federal ......................................   $   (3)  $ (68)  $(231)
   U.S. state and local ..............................      119      23      37
   Foreign ...........................................    1,487    (126)    718
                                                         ------   -----   -----
      Total current ..................................    1,603    (171)    524
                                                         ------   -----   -----
Deferred:
   U.S. federal and state ............................      953      --       8
   Foreign ...........................................     (437)    (92)    308
                                                         ------   -----   -----
      Total deferred .................................      516     (92)    316
                                                         ------   -----   -----
      Total income tax provision (benefit) ...........   $2,119   $(263)  $ 840
                                                         ======   =====   =====

     U.S. federal income tax refunds receivable of $243,000 at December 31, 2003 consisted of carryback claims related to environmental expenses and have been collected during 2004. These receivables were reflected in prepaid expenses in the accompanying Consolidated Balance Sheets.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                December 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Deferred Tax Assets:
   NOL and other credit carryforwards ...................   $ 30,088   $ 26,074
   Accrued interest .....................................     11,758     13,436
   Retirement benefits ..................................      6,514      7,846
   Environmental liabilities ............................      5,767      8,977
   Other accruals and reserves ..........................        944      1,594
   Fixed assets .........................................        151        156
   Inventories ..........................................         20        353
   Other ................................................        405        119
                                                            --------   --------
Total deferred tax assets ...............................     55,647     58,555
Deferred tax asset valuation allowance ..................    (43,672)   (46,699)
                                                            --------   --------
                                                              11,975     11,856
                                                            --------   --------
Deferred Tax Liabilities:
   Fixed assets .........................................     (5,329)    (3,716)
   Other ................................................     (3,159)    (2,919)
                                                            --------   --------
Total deferred tax liabilities ..........................     (8,488)    (6,635)
                                                            --------   --------
Net deferred tax asset ..................................   $  3,487   $  5,221
                                                            ========   ========

     At December 31, 2004, the Company has net operating loss carryforwards relating to domestic operations of $79,975,000 (of which $3,300,000 is subject to certain limitations relative to utilization), which expire through 2024, and alternative minimum tax credit carryforwards of $1,271,000, which can be carried forward indefinitely. Metallurg Holding's consolidated foreign subsidiaries have income tax loss carryforwards aggregating $2,410,000, a substantial portion of which relates to Brazilian operations, which do not expire. Due to significant uncertainties surrounding the realization of certain loss carryforwards, the related deferred tax assets have been substantially provided for in the valuation allowance at December 31, 2004. Net deferred tax assets that are not fully valued are mainly for LSM in the amount of $1,802,000 and for CIF in the amount of $1,539,000.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

11.  Income Taxes - (Continued)

     The American Jobs Creation Act (the "AJCA"), which was signed into law on October 22, 2004, created a special one-time 85% tax deduction for certain repatriated foreign earnings that are reinvested in qualifying domestic activities, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in the year ending December 31, 2005. The Company is in the process of evaluating the effects of the repatriation provision and expects to complete its evaluation after its assessment of clarifying guidance published by Congress or the Treasury Department. The maximum amount the Company is eligible to repatriate under the AJCA is approximately $44,700,000. The estimated tax provision that would be required on this amount would be approximately $2,400,000. If any amount is repatriated, it would likely be less than the maximum, with a proportional reduction in the estimated provision for income taxes.

12.  Shareholders' (Deficit) Equity

                                                                               Accumulated
                                              Preferred Stock    Additional       Other                          Total
                                            ------------------     Paid-In    Comprehensive   Accumulated     Shareholders'
                                              Shares    Amount     Capital         Loss         Deficit     Equity (Deficit)
                                            ---------   ------   ----------   -------------   -----------   ----------------
                                                                 (in thousands, except share amounts)
Balance at December 31, 2001 ............   9,726.335      --     $42,033       $(24,706)      $ (17,615)       $   (288)
   Net loss .............................          --      --          --             --         (22,714)        (22,714)
   Change in translation adjustment .....          --      --          --          6,486              --           6,486
   Minimum pension liability
      adjustment (net of deferred
      tax of $6,342) ....................          --      --          --        (18,876)             --         (18,876)
   Deferred loss on derivatives .........          --      --          --           (183)             --            (183)
   Capital contributions ................          --      --       9,118             --              --           9,118
   Deferred tax effects of
      fresh-start adjustments of
      Metallurg .........................          --      --          11             --              --              11
   Fresh-start adjustment for tax
      benefits of environmental
      carryback claims ..................          --      --      (1,251)            --              --          (1,251)
                                            ---------     ---     -------       --------       ---------        --------
Balance at December 31, 2002 ............   9,726.335      --      49,911        (37,279)        (40,329)        (27,697)
   Net loss .............................          --      --          --             --         (68,407)        (68,407)
   Change in translation adjustment .....          --      --          --          6,400              --           6,400
   Minimum pension liability
      adjustment (net of deferred tax
      provision of $2,146) ..............          --      --          --          5,927              --           5,927
   Deferred loss on derivatives,
      net ...............................          --      --          --           (292)             --            (292)
   Capital contributions ................          --      --      10,000             --              --          10,000
                                            ---------     ---     -------       --------       ---------        --------
Balance at December 31, 2003 ............   9,726.335      --      59,911        (25,244)       (108,736)        (74,069)
   Net loss .............................          --      --          --             --         (11,613)        (11,613)
   Change in translation adjustment .....          --      --          --          6,334              --           6,334
   Minimum pension liability
      adjustment (net of deferred tax
      provision of $732) ................          --      --          --          2,149              --           2,149
   Deferred loss on derivatives,
      net ...............................          --      --          --            196              --             196
                                            ---------     ---     -------       --------       ---------        --------
   Balance at December 31, 2004 .........   9,726.335      --     $59,911       $(16,565)      $(120,349)       $(77,003)
                                            =========     ===     =======       ========       =========        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

12.  Shareholders' (Deficit) Equity - (Continued)

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                 December 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Foreign currency translation adjustment .................   $  8,436   $  2,102
Minimum pension liability adjustment, net ...............    (24,602)   (26,751)
Deferred loss on derivatives ............................       (399)      (595)
                                                            --------   --------
                                                            $(16,565)  $(25,244)
                                                            ========   ========

     Stock Compensation Plan - On November 20, 1998, 500,000 shares of common stock were made available for stock awards and stock options under the 1998 Equity Compensation Plan (the "ECP"). Options issued have a term of ten years and vest, in most cases, 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The weighted-average remaining life of options outstanding at December 31, 2004 was 4.55 years.

     Stock option transactions under the ECP are summarized as follows:

                                                                       Number of
                                                                         Shares
                                                                       ---------
Balance at December 31, 2001 .......................................    472,500
   Canceled or forfeited ...........................................    (72,500)
                                                                       --------
Balance at December 31, 2002 .......................................    400,000
   Canceled or forfeited ...........................................   (185,000)
                                                                       --------
Balance at December 31, 2003 .......................................    215,000
   Canceled or forfeited ...........................................    (20,000)
                                                                       --------
Balance at December 31, 2004 .......................................    195,000
                                                                       --------
Shares reserved for future options .................................    305,000

Stock options exercisable at:
   December 31, 2002 ...............................................    355,750
   December 31, 2003 ...............................................    194,250
   December 31, 2004 ...............................................    184,625

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13.  Environmental Liabilities

      Metallurg's manufacturing operations in Cambridge, Ohio; Newfield, New Jersey; and Sao Joao del Rei, Brazil are subject to environmental laws and regulations for which Metallurg has incurred environmental liabilities. These liabilities are primarily related to the investigation and remediation of contamination resulting from historic operations.

     Total environmental liabilities consist of the following (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                 2004      2003
                                                               -------   -------
U.S.:
   SMC - Ohio ..............................................   $ 8,020   $10,085
   SMC - New Jersey ........................................    17,077    19,330
                                                               -------   -------
                                                                25,097    29,415
Foreign ....................................................        38       121
                                                               -------   -------
   Total environmental liabilities .........................    25,135    29,536
   Less: trust funds .......................................     3,995     3,865
                                                               -------   -------
Net environmental liabilities ..............................    21,140    25,671
   Less: current portion ...................................     1,938     2,993
                                                               -------   -------
      Environmental liabilities ............................   $19,202   $22,678
                                                               =======   =======

     SMC and Cyprus Foote Mineral Company ("Cyprus Foote"), the former owner of the Cambridge site, entered into a consent order with the State of Ohio in December 1996. SMC and Cyprus Foote agreed in the consent order to conduct remediation and decommissioning activities at the Cambridge site. Additionally, SMC and Cyprus Foote agreed to enhance, restore and preserve certain wetlands in the vicinity of the Cambridge site. Pursuant to the consent order, SMC and Cyprus Foote are jointly and severally liable to the State of Ohio in respect of these obligations. However, SMC has agreed with Cyprus Foote that it shall perform and be liable for the performance of these remedial obligations. Therefore, SMC has accrued its best estimate of associated costs that it expects to substantially disburse over the next 4 years.

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

     SMC entered into administrative consent orders with the New Jersey Department of Environmental Protection under which SMC must conduct remediation activities at the Newfield facility. These obligations include the closure of wastewater lagoons, the decontamination of groundwater, soil remediation, surface water and sediment clean up, wetlands restoration and related operation and maintenance activities. SMC accrued its best estimate of the associated costs with respect to remedial activities at the site, which it expects to disburse over the next 15 years. At December 31, 2004, outstanding letters of credit issued as financial assurances in favor of various environmental agencies totaled $19,069,000. These letters of credit were issued under the MHR financing agreement. See "Note 9. Borrowings".

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

13.  Environmental Liabilities - (Continued)

     CIF has accrued environmental liabilities in the amounts of $38,000 and $121,000 at December 31, 2004 and 2003, respectively, to cover reclamation costs of closed mine sites.

     In 2002, SMC recognized environmental expense recoveries of $3,000,000 upon settlement with an insurance company relating to coverage for certain environmental claims stemming from the 1960's and forward. These claims relate mostly to the historical costs of remedial activities at SMC's Newfield, New Jersey site.

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

15.  Leases

     Metallurg leases office space, facilities and equipment. The leases generally provide that Metallurg pays the tax, insurance and maintenance expenses related to the leased assets. At December 31, 2004, future minimum lease payments required under non-cancelable operating leases having remaining lease terms in excess of one year are as follows (in thousands):

December 31,
------------
2005..........................................   $  372
2006..........................................      343
2007..........................................      249
2008..........................................      204
2009..........................................       65
Thereafter....................................       --
                                                 ------
   Total......................................   $1,233
                                                 ======

     Rent expense under operating leases was $878,000, $1,197,000 and $1,162,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Supplemental Guarantor Information

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007. Under the terms of the Senior Notes, SMC, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC and MIR (China), Inc. (collectively, the "Senior Note Guarantors"), wholly-owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Senior Note Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2004
                                 (In thousands)

                                                                      Combined        Combined
                                                                      Guarantor    Non-Guarantor
                                                  Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                  ---------------   ------------   -------------   ------------   ------------
Total revenue..................................                       $147,899       $258,158        $(53,946)      $352,111
                                                                      --------       --------        --------       --------
Operating costs and expenses:
   Cost of sales...............................                        128,261        229,729         (53,359)       304,631
   Selling, general and administrative
      expenses.................................      $  7,318            9,903         17,447              --         34,668
   Restructuring charges, net .................            --               --            736              --            736
                                                     --------         --------       --------        --------       --------
      Total operating costs and expenses.......         7,318          138,164        247,912         (53,359)       340,035
                                                     --------         --------       --------        --------       --------
      Operating (loss) income..................        (7,318)           9,735         10,246            (587)        12,076
Other:
   Other (loss) income, net....................          (446)              --            580              --            134
   Interest expense, net.......................       (11,047)             (81)        (3,979)             --        (15,107)
   Equity in earnings of subsidiaries..........        10,565            7,852          6,344         (24,761)            --
                                                     --------         --------       --------        --------       --------
      (Loss) income before income tax (benefit)
         provision, minority interest and
         discontinued operations...............        (8,246)          17,506         13,191         (25,348)        (2,897)
Income tax (benefit) provision.................        (2,382)           3,479          1,022              --          2,119
                                                     --------         --------       --------        --------       --------
      (Loss) income before minority interest
         and discontinued operations...........        (5,864)          14,027         12,169         (25,348)        (5,016)
Minority interest..............................            --               --            (54)             --            (54)
                                                     --------         --------       --------        --------       --------
      (Loss) income from continuing
         operations............................        (5,864)          14,027         12,115         (25,348)        (5,070)
Discontinued operations........................           (30)          (3,577)         2,783              --           (824)
                                                     --------         --------       --------        --------       --------
      Net (loss) income........................      $ (5,894)        $ 10,450       $ 14,898        $(25,348)      $ (5,894)
                                                     ========         ========       ========        ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Balance Sheet at December 31, 2004
                                 (In thousands)

                                                                      Combined      Combined
                                                                      Guarantor   Non-Guarantor
                                                  Metallurg, Inc.   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                  ---------------  -------------  -------------  ------------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents....................     $ 19,384        $  1,498       $  2,179                     $ 23,061
   Accounts receivable, net.....................       22,169          20,357         45,934      $ (42,436)       46,024
   Inventories..................................           --          31,708         31,611           (768)       62,551
   Prepaid expenses and other current assets....        2,372           5,850         11,095         (6,885)       12,432
                                                     --------        --------       --------      ---------      --------
      Total current assets......................       43,925          59,413         90,819        (50,089)      144,068
Investments - intergroup........................       58,161          11,199         41,058       (110,418)           --
Property, plant and equipment, net..............          128          19,438         32,936             --        52,502
Other assets....................................       12,635          39,885          9,732        (40,256)       21,996
                                                     --------        --------       --------      ---------      --------
      Total.....................................     $114,849        $129,935       $174,545      $(200,763)     $218,566
                                                     ========        ========       ========      =========      ========

LIABILITIES AND SHAREHOLDER'S
   (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
   long-term debt...............................     $  1,000                       $ 10,870                     $ 11,870
   Accounts payable.............................        4,939        $ 41,525         28,336      $ (42,436)       32,364
   Accrued expenses.............................        3,151           4,479          5,368             --        12,998
   Other current liabilities....................           --           8,785          1,883         (6,885)        3,783
                                                     --------        --------       --------      ---------      --------
      Total current liabilities.................        9,090          54,789         46,457        (49,321)       61,015
                                                     --------        --------       --------      ---------      --------
Long-term Liabilities:
   Long-term debt...............................      122,792              --         18,792             --       141,584
   Accrued pension liabilities..................        5,118             684         18,721             --        24,523
   Environmental liabilities, net...............           --          19,202             --             --        19,202
   Other liabilities............................        8,300              --         33,997        (40,256)        2,041
                                                     --------        --------       --------      ---------      --------
      Total long-term liabilities...............      136,210          19,886         71,510        (40,256)      187,350
                                                     --------        --------       --------      ---------      --------
      Total liabilities.........................      145,300          74,675        117,967        (89,577)      248,365
                                                     --------        --------       --------      ---------      --------
Minority interest...............................           --              --            652             --           652
Shareholder's (Deficit) Equity:
   Common stock.................................           50           1,217        109,133       (110,350)           50
   Due from parent company......................       (1,494)             --             --             --        (1,494)
   Additional paid-in capital...................       45,619         127,457          7,076       (134,533)       45,619
   Accumulated other comprehensive loss.........      (16,968)        (13,883)       (25,064)        38,947       (16,968)
   Accumulated deficit..........................      (57,658)        (59,531)       (35,219)        94,750       (57,658)
                                                     --------        --------       --------      ---------      --------
      Total shareholder's (deficit) equity......      (30,451)         55,260         55,926       (111,186)      (30,451)
                                                     --------        --------       --------      ---------      --------
      Total.....................................     $114,849        $129,935       $174,545      $(200,763)     $218,566
                                                     ========        ========       ========      =========      ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2004
                                 (In thousands)

                                                                         Combined        Combined
                                                                         Guarantor    Non-Guarantor
                                                     Metallurg, Inc.   Subsidiaries    Subsidiaries   Consolidated
                                                     ---------------   ------------   -------------   ------------
Cash Flows from Operating Activities .............      $(16,146)         $3,816         $(4,859)       $(17,189)
                                                        --------          ------         -------        --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .......           (80)           (565)         (2,410)         (3,055)
Other, net .......................................            --              --           6,938           6,938
                                                        --------          ------         -------        --------
   Net cash (used in) provided by investing
      activities .................................           (80)           (565)          4,528           3,883
                                                        --------          ------         -------        --------

Cash Flows from Financing Activities:
Intergroup (repayments) borrowings ...............        (4,492)         13,477          (8,985)             --
Repayment (borrowings) of long-term debt .........        23,000              --          (2,709)         20,291
Net short-term borrowings ........................            --              --           2,399           2,399
Payment for deferred financing fees ..............        (3,068)         (1,000)           (448)         (4,516)
Intergroup dividends received (paid) .............         8,000          (7,730)           (270)             --
Other, net .......................................         5,761          (7,245)          1,139            (345)
                                                        --------          ------         -------        --------
   Net cash provided by (used in) financing
      activities .................................        29,201          (2,498)         (8,874)         17,829
                                                        --------          ------         -------        --------
Effects of exchange rate changes on cash and cash
   equivalents ...................................            --              --             300             300
                                                        --------          ------         -------        --------
Net increase (decrease) in cash and cash
   equivalents ...................................        12,975             753          (8,905)          4,823
Cash and cash equivalents - beginning of
   period ........................................         6,409             745          11,084          18,238
                                                        --------          ------         -------        --------
Cash and cash equivalents - end of period ........      $ 19,384          $1,498         $ 2,179        $ 23,061
                                                        ========          ======         =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2003
                                 (In thousands)

                                                                    Combined       Combined
                                                                    Guarantor    Non-Guarantor
                                                Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                ---------------   ------------   -------------   ------------   ------------
Total revenue ...............................                       $109,603        $213,115       $(39,369)      $283,349
                                                                    --------        --------       --------       --------
Operating costs and expenses:
   Cost of sales ............................                        106,595         194,021        (39,246)       261,370
   Selling, general and administrative
      expenses ..............................       $  4,199           8,219          18,227             --         30,645
   Restructuring charges, net ...............             --             120          10,775             --         10,895
                                                    --------        --------        --------       --------       --------
      Total operating costs and expenses ....          4,199         114,934         223,023        (39,246)       302,910
                                                    --------        --------        --------       --------       --------
      Operating loss ........................         (4,199)         (5,331)         (9,908)          (123)       (19,561)
Other:
   Other income, net ........................             --              --             222             --            222
   Interest (expense) income, net ...........        (10,336)          1,087          (3,829)            --        (13,078)
   Equity in losses of subsidiaries .........        (13,138)        (12,153)        (11,165)        36,456             --
                                                    --------        --------        --------       --------       --------
      Loss before income tax provision
         (benefit), minority interest and
         discontinued operations ............        (27,673)        (16,397)        (24,680)        36,333        (32,417)
Income tax provision (benefit) ..............          3,077          (3,089)           (255)            --           (267)
                                                    --------        --------        --------       --------       --------
      Loss before minority interest and
         discontinued operations ............        (30,750)        (13,308)        (24,425)        36,333        (32,150)
Minority interest ...........................             --              --             (17)            --            (17)
                                                    --------        --------        --------       --------       --------
      Loss from continuing operations .......        (30,750)        (13,308)        (24,442)        36,333        (32,167)
Discontinued operations .....................             --              --           1,417             --          1,417
                                                    --------        --------        --------       --------       --------
      Net loss ..............................       $(30,750)       $(13,308)       $(23,025)      $ 36,333       $(30,750)
                                                    ========        ========        ========       ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Balance Sheet at December 31, 2003
                                 (In thousands)

                                                                       Combined       Combined
                                                                       Guarantor    Non-Guarantor
                                                   Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents ...................       $  6,409        $    745        $ 11,084                      $ 18,238
   Accounts receivable, net ....................         32,573          18,721          34,024      $ (47,478)        37,840
   Inventories .................................             --          21,344          23,294           (181)        44,457
   Prepaid expenses and other current assets ...          1,392           3,175           6,462         (3,042)         7,987
   Discontinued operations - current assets ....             --              --          14,738             --         14,738
                                                       --------        --------        --------      ---------       --------
      Total current assets .....................         40,374          43,985          89,602        (50,701)       123,260
Investments - intergroup .......................         52,566            (975)         36,886        (88,477)            --
Property, plant and equipment, net .............            339          21,496          32,489             --         54,324
Other assets ...................................         10,833          64,875           9,287        (65,074)        19,921
Discontinued operations - noncurrent assets ....             --              --           1,948             --          1,948
                                                       --------        --------        --------      ---------       --------
      Total ....................................       $104,112        $129,381        $170,212      $(204,252)      $199,453
                                                       ========        ========        ========      =========       ========

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt ...........................                                       $  8,315                      $  8,315
   Accounts payable ............................       $  2,971        $ 46,908          23,355      $ (47,473)        25,761
   Accrued expenses ............................          1,789           6,504           4,937             --         13,230
   Other current liabilities ...................             --           2,949             432         (3,042)           339
   Discontinued operations - current
      liabilities ..............................             --              --           9,843             --          9,843
                                                       --------        --------        --------      ---------       --------
      Total current liabilities ................          4,760          56,361          46,882        (50,515)        57,488
                                                       --------        --------        --------      ---------       --------
Long-term Liabilities:
   Long-term debt ..............................        100,000              --          20,022             --        120,022
   Accrued pension liabilities .................          5,628             662          23,253             --         29,543
   Environmental liabilities, net ..............             --          22,578             100             --         22,678
   Other liabilities ...........................         25,476              --          40,603        (65,079)         1,000
   Discontinued operations - noncurrent
      liabilities ..............................             --              --             218             --            218
                                                       --------        --------        --------      ---------       --------
      Total long-term liabilities ..............        131,104          23,240          84,196        (65,079)       173,461
                                                       --------        --------        --------      ---------       --------
      Total liabilities ........................        135,864          79,601         131,078       (115,594)       230,949
                                                       --------        --------        --------      ---------       --------
Minority interest ..............................             --              --             256             --            256
Shareholder's (Deficit) Equity:
   Common stock ................................             50           1,217         109,139       (110,356)            50
   Due from parent company .....................        (21,715)             --              --             --        (21,715)
   Additional paid-in capital ..................         67,324         127,457           7,076       (134,533)        67,324
   Accumulated other comprehensive loss ........        (25,647)        (22,158)        (41,047)        63,205        (25,647)
   Accumulated deficit .........................        (51,764)        (56,736)        (36,290)        93,026        (51,764)
                                                       --------        --------        --------      ---------       --------
      Total shareholder's (deficit) equity .....        (31,752)         49,780          38,878        (88,658)       (31,752)
                                                       --------        --------        --------      ---------       --------
      Total ....................................       $104,112        $129,381        $170,212      $(204,252)      $199,453
                                                       ========        ========        ========      =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2003
                                 (In thousands)

                                                                       Combined       Combined
                                                                       Guarantor    Non-Guarantor
                                                   Metallurg, Inc.   Subsidiaries    Subsidiaries   Consolidated
                                                   ---------------   ------------   -------------   ------------
Cash Flows from Operating Activities ...........      $(15,137)        $ (5,217)        $ 3,230       $(17,124)
                                                      --------         --------         -------       --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .....           (44)            (731)         (2,114)        (2,889)
Repayment of loan to former subsidiary .........         1,000               --              --          1,000
Other, net .....................................           151               --            (194)           (43)
                                                      --------         --------         -------       --------
   Net cash  provided by (used in) investing
      activities ...............................         1,107             (731)         (2,308)        (1,932)
                                                      --------         --------         -------       --------
Cash Flows from Financing Activities:
Intergroup (repayments) borrowings .............        (7,413)           9,937          (2,524)            --
Repayment of long-term debt ....................            --               --            (114)          (114)
Net short-term borrowings ......................            --               --           1,295          1,295
Capital contributions ..........................           450            9,550              --         10,000
Intergroup dividends received (paid) ...........        14,100          (13,848)           (252)            --
Other, net .....................................            --               --           1,185          1,185
                                                      --------         --------         -------       --------
   Net cash provided by (used in)
      financing activities .....................         7,137            5,639            (410)        12,366
                                                      --------         --------         -------       --------
Effects of exchange rate changes on
   cash and cash equivalents ...................            --               --             677            677
                                                      --------         --------         -------       --------
Net (decrease) increase in cash and cash
   equivalents .................................        (6,893)            (309)          1,189         (6,013)
Cash and cash equivalents -
   beginning of period .........................        13,302            1,054           9,895         24,251
                                                      --------         --------         -------       --------
Cash and cash equivalents -
   end of period ...............................      $  6,409         $    745         $11,084       $ 18,238
                                                      ========         ========         =======       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2002
                                 (In thousands)

                                                                   Combined       Combined
                                                                   Guarantor    Non-Guarantor
                                               Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------------   ------------   -------------   ------------   ------------
Total revenue ..............................                       $109,833        $207,238       $(39,290)      $277,781
                                                                   --------        --------       --------       --------
Operating costs and expenses:
   Cost of sales ...........................                        106,992         188,626        (40,903)       254,715
   Selling, general and administrative
      expenses .............................       $  5,260          10,141          15,072             --         30,473
   Environmental expense recoveries ........             --          (3,000)             --             --         (3,000)
   Restructuring charges, net ..............          1,989             453           1,068             --          3,510
                                                   --------        --------        --------       --------       --------
      Total operating costs and expenses ...          7,249         114,586         204,766        (40,903)       285,698
                                                   --------        --------        --------       --------       --------
      Operating (loss) income ..............         (7,249)         (4,753)          2,472          1,613         (7,917)
Other:
   Other (expense) income, net .............             --             (17)             91             --             74
   Interest (expense) income, net ..........        (10,850)          1,644          (4,167)            --        (13,373)
   Equity in (losses) earnings of
      subsidiaries .........................         (3,673)          1,000             321          2,352             --
                                                   --------        --------        --------       --------       --------
      Loss before income tax (benefit)
         provision, minority interest and
            discontinued operations ........        (21,772)         (2,126)         (1,283)         3,965        (21,216)
Income tax (benefit) provision .............         (1,958)          1,864             929             --            835
                                                   --------        --------        --------       --------       --------
      Loss before minority interest and
         discontinued operations ...........        (19,814)         (3,990)         (2,212)         3,965        (22,051)
Minority interest ..........................             --              --             (84)            --            (84)
                                                   --------        --------        --------       --------       --------
      Loss from continuing operations ......        (19,814)         (3,990)         (2,296)         3,965        (22,135)
Discontinued operations ....................             --              --           2,321             --          2,321
                                                   --------        --------        --------       --------       --------
      Net (loss) income ....................       $(19,814)       $ (3,990)       $     25       $  3,965       $(19,814)
                                                   ========        ========        ========       ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

16.  Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 2002
                                 (In thousands)

                                                                       Combined       Combined
                                                                       Guarantor    Non-Guarantor
                                                   Metallurg, Inc.   Subsidiaries    Subsidiaries   Consolidated
                                                   ---------------   ------------   -------------   ------------
Cash Flows from Operating Activities ...........       $(15,260)        $10,039        $12,646        $  7,425
                                                       --------         -------        -------        --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .....            (16)         (5,369)        (5,234)        (10,619)
(Loan to) repayment from former subsidiary .....         (7,000)          4,000             --          (3,000)
Other, net .....................................             63               2           (440)           (375)
                                                       --------         -------        -------        --------
   Net cash used in investing activities .......         (6,953)         (1,367)        (5,674)        (13,994)
                                                       --------         -------        -------        --------
Cash Flows from Financing Activities:
Intergroup borrowings (repayments) .............          6,430          (5,891)          (539)             --
Repayment of long-term debt ....................             --              --            (28)            (28)
Net short-term borrowings ......................             --              --          1,918           1,918
Capital contributions ..........................            163           6,954             --           7,117
Intergroup dividends received (paid) ...........         10,401          (9,954)          (447)             --
Other, net .....................................             --              --         (1,510)         (1,510)
                                                       --------         -------        -------        --------
   Net cash provided by (used in)
      financing activities .....................         16,994          (8,891)          (606)          7,497
                                                       --------         -------        -------        --------
Effects of exchange rate changes on
   cash and cash equivalents ...................             --              --            675             675
                                                       --------         -------        -------        --------
Net (decrease) increase in cash and cash
   equivalents .................................         (5,219)           (219)         7,041           1,603
Cash and cash equivalents -
   beginning of period .........................         18,521           1,273          2,854          22,648
                                                       --------         -------        -------        --------
Cash and cash equivalents - end of period ......       $ 13,302         $ 1,054        $ 9,895        $ 24,251
                                                       ========         =======        =======        ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

17.  Related Party Transactions

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

     The Company has notes payable to related parties as described in Note 9.

     Effective July 1, 2000, an Advisory Agreement between Safeguard International Management, L.L.C. ("Safeguard LLC") and Metallurg, Inc. was amended, whereby Metallurg, Inc. was to pay $15,000 per month to Safeguard LLC for certain advisory and other services. Under this Agreement, Metallurg paid $150,000 in 2002. Effective October 31, 2002, this advisory agreement was terminated and two members of Safeguard LLC, Dr. Heinz C. Schimmelbusch and Mr. Arthur R. Spector, were employed by Metallurg, Inc. on November 11, 2002 as Chief Executive Officer and Executive Vice Chairman, respectively. See "Item 10. Directors and Executive Officers of Metallurg, Inc.".

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                                 (In thousands)

                                First     Second    Third     Fourth
                               Quarter   Quarter   Quarter   Quarter      Year
                               -------   -------   -------   -------   ---------
Year Ended December 31, 2004
Sales.......................   $75,419   $88,041   $88,848   $99,455   $351,763
Gross profit................     7,316    11,408    12,469    16,287     47,480
Net loss (a)................    (4,817)   (2,837)   (3,590)     (369)   (11,613)

                                First     Second    Third     Fourth
                               Quarter   Quarter   Quarter   Quarter      Year
                               -------   -------   -------   -------   ---------
Year Ended December 31, 2003
Sales.......................   $69,991   $70,970   $68,375   $73,466   $282,802
Gross profit................     7,505     6,500     4,271     3,703     21,979
Net loss (b)................    (4,297)   (5,269)   (9,139)  (49,702)   (68,407)

----------
(a) Includes restructuring charges of $97, $500, $129 and $10 in each of the quarters, respectively.

(b) Includes restructuring and asset impairment charges of $2,659 and $40,722 in the third and fourth quarters, respectively.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                                                          Deductions
                                                                  -------------------------
                                        Balance at   Charged to   Uncollectable               Balance at
                                         Beginning    Costs and      Accounts                     End
                                         of Period    Expenses     Written Off    Other (a)    of Period
                                        ----------   ----------   -------------   ---------   ---------
Year Ended December 31, 2002
   Accounts receivable allowance
      for doubtful accounts..........     $1,205        $813          $(515)          $48       $1,551
Year Ended December 31, 2003
   Accounts receivable allowance
      for doubtful accounts..........     $1,551        $631          $(131)          $61       $2,112
Year Ended December 31, 2004
   Accounts receivable allowance
      for doubtful accounts..........     $2,112        $289          $(588)         $154       $1,967

----------
(a)  Foreign currency translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) were adequate and effective and designed to ensure that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

Item 10. Directors and Executive Officers of Metallurg Holdings, Inc.

     The following table sets forth certain information with respect to the directors and executive officers of Metallurg Holdings:

Name                        Age   Position
----                        ---   --------
Heinz C. Schimmelbusch...    60   Director, President and Chief Executive Officer
Arthur R. Spector........    64   Director, Executive Vice President and Treasurer
Samuel A. Plum...........    60   Director

     Each director of Metallurg Holdings holds office until the next annual meeting of stockholders of Metallurg Holdings or until his or her successor has been elected and qualified. Officers of Metallurg Holdings are selected by the Board of Directors and serve at the discretion of the Board of Directors.

     Heinz C. Schimmelbusch - Dr. Heinz C. Schimmelbusch has been President, Chief Executive Officer and a Director of Metallurg Holdings, Inc. since July 1998. He was appointed Chief Executive Officer of Metallurg, Inc. in November 2002, and has been Chairman of the Board and a Director of Metallurg, Inc. since July 1998. He is a Managing Director of the general partner, and founder, of Safeguard International Fund, L.P., a private equity fund investing in North America and Europe; and Chairman and CEO of Allied Resource Corporation, a global technology and engineering group, both located in Wayne, Pennsylvania. He is also Chairman and CEO of Timminco Limited, Toronto, Canada. He serves as Chairman of the Board of Directors of the following companies: In the U.S. - Puralube, Inc. in Wayne, Pennsylvania; In Germany - ALD Vacuum Technologies AG in Hanau; Pfalz-Flugzengwerke AG in Speyer; and Sudamin Holdings S.A. in Brussels. He is also a Director of Millstream II Acquisition Corporation. He is a member of the Board of Directors of MMC Norilsk Nickel, Moscow, Russia.
Dr. Schimmelbusch received his graduate degree (with distinction) and his doctorate (magna cum laude) from the University of Tubingen, Germany.

     Arthur R. Spector - Mr. Spector has been Executive Vice President and a Director of Metallurg Holdings, Inc. since July 1998 and Treasurer since August 2000. He was elected Vice Chairman of the Board and as Executive Vice Chairman of Metallurg, Inc. in November 2002 and has been a Director since July 1998. He is a Managing Director of the general partner and of the management company of Safeguard International Fund, L.P. From January 1997 to March 1998, Mr. Spector served as Managing Director of TL Ventures LLC, a venture capital company. He is also President, Chief Executive Officer and a Director of Millstream II Acquisition Corporation. Mr. Spector has also served as Chairman of various public companies, including Casino & Credit Services, Inc., Abraham Lincoln Federal Savings Bank and State National Bank of Maryland. Mr. Spector serves as a Director of Docucorp International, a document automation company and NationsHealth, Inc., a healthcare services company. Mr. Spector holds a B.S. degree in economics from the Wharton School of the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School.

     Samuel A. Plum - Mr. Plum was elected to serve as a Director of Metallurg, Inc. in November 1998 and as a Director of Metallurg Holdings in October 1998. He has been a Managing General Partner of the general partner of SCP Private Equity Partners, L.P. since its commencement in August 1996 and was an employee of Safeguard Scientifics, Inc. from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse, Inc. and Charterhouse North American Securities, Inc., the U.S. investment banking and broker-dealer divisions of Charterhouse PLC, a merchant bank located in the U.K. From 1973 to 1989, he served in various capacities, including Managing Director and partner, at the investment banking divisions of Paine Webber Inc. and Blyth Eastman Dillon & Co., Inc., respectively. Mr. Plum is also a Director of Mobility Technologies, Inc., PacWest Telecomm, Inc., Index Stock Photography, Inc., Pentech Financial Services, Inc. and the Philadelphia Zoological Society. Past directorships include Tishman Holdings Corporation, Icon CMT Corp., Vortex Sound Communications, Inc., Quaker Fabrics Corporation and the National Audubon Society, the latter two as Chairman. Mr. Plum holds a B.A. degree in history from Harvard University and an M.B.A. degree from the Harvard Graduate School of Business Administration.

Item 11. Executive Compensation.

     None of the executive officers or directors of Metallurg Holdings received compensation from Metallurg Holdings during the year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 30, 2004, information with respect to each person (including any "group" as that term is used in Section 13(d) (3) of the Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of any class of Metallurg Holdings' securities.

                                                                                  Amount and
                                              Name and Address                     Nature of
        Title of Class                      of Beneficial Holder             Beneficial Ownership   Percent of Class
------------------------------   -----------------------------------------   --------------------   ----------------
Series A Voting                  Safeguard International Fund, L.P.                    3,973             76.37%
   Convertible Preferred Stock      Building 400
                                    435 Devon Park Drive
                                    Wayne, Pennsylvania 19087

Series A Voting                  SCP Private Equity Partners, L.P.                 1,202.335             23.11%
   Convertible Preferred Stock      Building 300
                                    435 Devon Park Drive
                                    Wayne, Pennsylvania 19087

Series B Non-Voting              Safeguard International Fund, L.P.                    2,483             54.89%
   Convertible Preferred Stock      Building 400
                                    435 Devon Park Drive
                                    Wayne, Pennsylvania 19087

Series B Non-Voting              Safeguard Co-Investment Partnership, L.P.             1,980             43.77%
   Convertible Preferred Stock      Building 400
                                    435 Devon Park Drive
                                    Wayne, Pennsylvania 19087

     None of the directors, officers or management of Metallurg Holdings own any equity securities of Metallurg Holdings.

Item 13. Certain Relationships and Related Transactions.

     See the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" for details of certain related party transactions occurring in 2004.

Item 14. Principal Accounting Fees and Services.

     Audit Fees - Aggregate fees, including out-of-pocket expenses, for professional services rendered by PricewaterhouseCoopers LLP ("PwC") in connection with (i) the audit of Metallurg's consolidated financial statements as of and for the year ended December 31, 2004, including statutory audits of the financial statements of Metallurg's affiliates and (ii) the reviews of Metallurg's unaudited condensed consolidated interim financial statements as of September 30, 2004, June 30, 2004, and March 31, 2004 were $589,000. Aggregate fees for these services for the year ended December 31, 2003 were $580,000.

     Audit-Related Fees - Aggregate fees, including out-of-pocket expenses, for professional services rendered by PwC for audit-related services for the year ended December 31, 2004 were $154,000. There were no aggregate fees for these services for the year ended December 31, 2003.

     Tax Fees - Aggregate fees, including out-of-pocket expenses, for professional services rendered by PwC in connection with tax compliance and advice and preparation of employee expatriate tax returns for the year ended December 31, 2004 were $52,000. Aggregate fees for these services for the year ended December 31, 2003 were $59,000.

     All Other Fees - There were no fees for miscellaneous professional services in the years ended December 31, 2004 and 2003.

     Pre-Approval Policies - The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific budget. The Audit Committee requires the independent auditors and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors. All fiscal year 2004 audit and non-audit services provided by the independent auditors were pre-approved.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) Documents filed as part of this report:

     (1) A list of the financial statements filed as part of this report appears on page 25.

     (2) The financial statement schedule required to be filed as part of this report appears on page 62.

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

10.2 Financing Agreement, dated as of August 13, 2004, by and among Metallurg, Inc. and Shieldalloy Metallurgical Corporation, as A
          Borrowers, Metallurg Holdings, Inc., as B Borrower, each subsidiary listed therein, as A Guarantors, Metallurg, Inc., as B Guarantor, the financial institutions from time to time party hereto, as lenders, MHR
          Institutional Partners II LP, as collateral agent and as administrative agent (incorporated herein by reference to Exhibit 10.1 to Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the
          Securities and Exchange Commission on November 10, 2004 (File No.
          333-42141)).

10.3 First Amendment to Financing Agreement, dated as of November 10, 2004, by and among Metallurg, Inc. and Shieldalloy Metallurgical
          Corporation, as A Borrowers, Metallurg Holdings, Inc., as B Borrower, each subsidiary listed therein, as A Guarantors, Metallurg, Inc., as B
          Guarantor, the financial institutions from time to time party hereto, as lenders, MHR Institutional Partners II LP, as collateral agent and as administrative agent (incorporated herein by reference to Exhibit
          10.2 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on March 30, 2005 (File No.
          333-42141)).

10.4      Settlement Agreement dated December 27, 1996 between Metallurg Inc.,
          Shieldalloy Metallurgical Corporation, the Environmental Protection
          Agency, the Department of the Interior, the Nuclear Regulatory
          Commission and the New Jersey Department of Environmental Protection
          (incorporated herein by reference to Exhibit S410.5 to the Form S-4
          Registration Statement filed by Metallurg, Inc. with the Securities and Exchange Commission on December 30, 1997 (File No. 333-42141)).

10.5      Permanent Injunction Consent Order dated December 23, 1996 between the
          State of Ohio, Shieldalloy Metallurgical Corporation and Cyprus Foote
          Mineral Company (incorporated herein by reference to Exhibit S410.6 to the Form S-4 Registration Statement filed by Metallurg, Inc. with the
          Securities and Exchange Commission on December 30, 1997 (File No.
          333-42141)).

10.6      Merger Agreement, dated June 15, 1998, among Metallurg, Inc.,
          Metallurg Holdings and Metallurg Acquisition Corp. (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K filed by Metallurg, Inc. with the Securities and Exchange Commission on June
          16, 1998 (File No. 333-42141)).

Exhibit
 Number                           Description of Exhibit
-------                           ----------------------
10.7      1998 Equity Compensation Plan of Metallurg, Inc. (incorporated herein by reference to Exhibit 10.11 to Metallurg, Inc.'s Annual Report on
          Form 10-K filed with the Securities and Exchange Commission on April
          30, 1999 (File No. 333-42141)).

10.8 Employment Agreements dated November 19, 1998 and November 20, 1998 by and between Metallurg, Inc. and each of Eric E. Jackson and Barry C.
          Nuss, respectively (incorporated herein by reference to Exhibit 10.14 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 30, 1999 (File No.
          333-42141)).

10.9      Employment Agreements dated November 11, 2002, by and between
          Metallurg, Inc. and each of Heinz C. Schimmelbusch and Arthur R.
          Spector (incorporated herein by reference to Exhibit 10.15 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003 (File No. 333-42141)).

10.10     Employment Agreement dated June 1, 2003, by and between Metallurg,
          Inc. and Charles H. Entrekin (incorporated herein by reference to Exhibit 10.10 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 (File
          No. 333-42141)).

10.11 Advisory Agreement, dated as of July 1, 2000, by and between Metallurg, Inc. and Safeguard International Management LLC
          (incorporated herein by reference to Exhibit 10.17 to Metallurg, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and
          Exchange Commission on September 13, 2000 (File No. 333-42141)).

10.12 Intercompany Tax Allocation Agreement, dated July 13, 1998, by and among Metallurg Holdings, Inc., Metallurg, Inc. and various subsidiaries thereof (incorporated herein by reference to Exhibit
          10.17 to Metallurg, Inc.'s Annual Report on Form 10-K filed with the
          Securities and Exchange Commission on April 30, 1999 (File No.
          333-42141)).

21.1      Subsidiaries of Metallurg Holdings, Inc.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 30th day of March 2005.

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

          Signature                            Title(s)                      Date
          ---------                            --------                      ----


  /s/ HEINZ C. SCHIMMELBUSCH    President, Chief Executive Officer      March 30, 2005
-----------------------------   and Director
    Heinz C. Schimmelbusch


    /s/ ARTHUR R. SPECTOR       Director and Executive Vice President   March 30, 2005
-----------------------------   (Principal Financial Officer and
      Arthur R. Spector         Principal Accounting Officer)


      /s/ SAMUEL A. PLUM        Director                                March 30, 2005
-----------------------------
        Samuel A. Plum

                           STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as....................    'L'