Form 10-K/A
period 2004-12-31
METALLURG HOLDINGS INC
filed 2005-06-14
CIK 1067054

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 (Amendment No. 1)

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

                       Documents Incorporated By Reference

                                      None.

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to revise the classification of a gain on extinguishment of debt from extraordinary to a component of loss before income tax provision, minority interest and discontinued operations in the Company's consolidated statement of operations for the fiscal year ended December 31, 2002 included in the annual report, as required by Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145").

     On June 8, 2005, the Board of Directors of the Company determined, upon the recommendation of the management of the Company that, upon the adoption of SFAS No. 145 in 2003, a gain on the extinguishment of debt, which the Company had previously recorded as an extraordinary item, should have been reclassified as an ordinary income item. The Board of Directors therefore determined to revise the classification of the extraordinary item as a component of loss before income tax provision, minority interest and discontinued operations in the Company's consolidated statement of operations for the fiscal year ended December 31, 2002 pursuant to SFAS No. 145 and to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to reflect such restatement and to include related disclosures. The Company discussed its conclusion with its independent registered public accounting firm, PricewaterhouseCoopers LLP.

     This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Form 10-K, except to reflect the effects of the item as described above. Additionally, except for the aforementioned information, this amended Form 10-K/A speaks as of the filing date of the original Form 10-K and does not update or discuss any other developments after the date of the original filing. All information contained herein is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

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

     At the time of the Merger, Metallurg Holdings received $62.9 million net proceeds upon consummation of the offering of $121.0 million aggregate principal amount at maturity of Senior Discount Notes due 2008 (the "Senior Discount Notes") in a Rule 144A private placement to qualified institutional investors. In October 1998, the 144A notes were exchanged for similar notes registered under the Securities Act of 1933, as amended. In October 2000, the Company purchased $76.1 million in face amount of these Senior Discount Notes. In December 2002, an additional $4.6 million in face amount of these Senior Discount Notes was acquired in the sale of certain subsidiaries. See "Note 3. Extinguishment of Debt" and "Note 9. Borrowings" to the Company's Consolidated Financial Statements.

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

                             SELECTED FINANCIAL DATA
                                 (In thousands)

                                                                             Year Ended
                                              ------------------------------------------------------------------------
                                              December 31,   December 31,   December 31,   December 31,   December 31,
                                                  2000           2001           2002           2003           2004
                                              ------------   ------------   ------------   ------------   ------------
Statement of Operations Data:
Total revenue .............................     $361,285       $336,704       $277,781       $283,349       $352,111
Gross profit ..............................       46,924         43,834         23,066         21,979         47,480
Operating income (loss) (a) ...............       (2,888)        12,258         (8,006)       (52,133)        11,976
Extinguishment of debt (b).................       32,649             --          2,227             --             --
Net income (loss) .........................       32,067         (5,781)       (22,714)       (68,407)       (11,613)

                                              December 31,   December 31,   December 31,   December 31,   December 31,
                                                  2000           2001           2002           2003           2004
                                              ------------   ------------   ------------   ------------   ------------
Balance Sheet Data:
Total assets...............................     $262,350       $246,265       $255,188       $200,235       $219,330
Total debt.................................      204,721        157,912        162,776        168,672        198,008

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

(b) Reflects the extinguishment of certain Senior Discount Notes and the write-off of related issuance costs (See "Note 3. Extinguishment of Debt" to the Company's Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere in this report.

      The Company is restating its previously issued consolidated statement of operations for the fiscal year ended December 31, 2002. Before the restatement, the Company's consolidated statement of operations for the fiscal year ended December 31, 2002 had classified a gain on the extinguishment of debt as an extraordinary item. Upon the adoption of SFAS No. 145 in 2003, such gain should have been reclassified as an ordinary item. The Company therefore determined to revise the classification of the extraordinary item as a component of loss before income tax provision, minority interest and discontinued operations in its consolidated statement of operations for the fiscal year ended December 31, 2002 pursuant to SFAS No. 145. The restatement does not affect the Company's total revenue, operating loss, net loss, cash flows or shareholders' deficit for that period.

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

As more fully described in Note 1A to the consolidated financial statements, the Company has restated its consolidated statement of operations for the year ended December 31, 2002.


PricewaterhouseCoopers LLP
New York, New York
March 8, 2005, except for the Note 1A for which the date is June 9, 2005.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)

                                                                        Year Ended December 31,
                                                                    ------------------------------
                                                                      2004       2003       2002
                                                                    --------   --------   --------
                                                                                         (restated)
Sales ...........................................................   $351,763   $282,802   $277,146
Commission income ...............................................        348        547        635
                                                                    --------   --------   --------
   Total revenue ................................................    352,111    283,349    277,781
Cost of sales ...................................................    304,631    261,370    254,715
                                                                    --------   --------   --------
   Gross profit .................................................     47,480     21,979     23,066
                                                                    --------   --------   --------
Selling, general and administrative expenses ....................     34,768     30,731     30,562
Environmental expense recovery ..................................         --         --     (3,000)
Restructuring and asset impairment charges ......................        736     43,381      3,510
                                                                    --------   --------   --------
   Total operating expenses .....................................     35,504     74,112     31,072
                                                                    --------   --------   --------
   Operating income (loss) ......................................     11,976    (52,133)    (8,006)
Other:
   Other income, net ............................................        134        222         74
   Extinguishment of debt........................................         --         --      2,227
   Interest income ..............................................      1,433        974        607
   Interest expense .............................................    (22,159)   (19,133)   (19,013)
                                                                    --------   --------   --------
      Loss before income tax provision (benefit), minority
         interest and discontinued operations ...................     (8,616)   (70,070)   (24,111)
Income tax provision (benefit) ..................................      2,119       (263)       840
                                                                    --------   --------   --------
   Loss before minority interest and discontinued
      operations ................................................    (10,735)   (69,807)   (24,951)
Minority interest ...............................................        (54)       (17)       (84)
                                                                    --------   --------   --------
   Loss from continuing operations ..............................    (10,789)   (69,824)   (25,035)
Discontinued operations (net of tax provision of $171,
   $697 and $997 in 2004, 2003 and 2002, respectively) ..........        338      1,417      2,321
Loss on sale of discontinued operations .........................     (1,162)        --         --
                                                                    --------   --------   --------
         Net loss ...............................................    (11,613)   (68,407)   (22,714)
Other comprehensive income (loss):
   Foreign currency translation adjustment ......................      6,334      6,400      6,486
   Minimum pension liability adjustment, net of tax .............      2,149      5,927    (18,876)
   Deferred gain (loss) on derivatives, net .....................        196       (292)      (183)
                                                                    --------   --------   --------
         Comprehensive loss .....................................   $ (2,934)  $(56,372)  $(35,287)
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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

                                                                          Year Ended December 31,
                                                                     --------------------------------
                                                                       2004        2003        2002
                                                                     --------    --------    --------
Cash Flows from Operating Activities:
Net loss .........................................................   $(11,613)   $(68,407)   $(22,714)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization .................................      8,061       8,321       7,654
   Deferred income taxes .........................................        516         (92)        316
   Interest expense paid-in-kind .................................      3,287          --          --
   Interest accretion on Senior Discount Notes ...................         --       2,611       4,907
   Restructuring and asset impairment charges ....................        736      43,381       3,510
   Extinguishment of debt.........................................         --          --      (2,227)
   Loss on sale of discontinued operations .......................      1,162          --          --
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable ....................     (5,896)      4,318       3,904
   (Increase) decrease in inventories ............................    (16,560)      7,755      12,545
   (Increase) decrease in other current assets ...................     (1,221)       (107)      3,953
   Increase (decrease) in accounts payable and accrued expenses ..      7,807      (7,528)       (584)
   Restructuring payments ........................................     (2,420)     (3,953)     (1,786)
   Environmental payments ........................................     (4,511)     (2,438)     (2,734)
   Other assets and liabilities, net .............................      1,144         981         380
Discontinued operations - operating activities ...................       (719)     (1,652)        221
                                                                     --------    --------    --------
      Net cash (used in) provided by operating activities ........    (20,227)    (16,810)      7,345
                                                                     --------    --------    --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .......................     (3,055)     (2,889)    (10,619)
Proceeds from sale of discontinued operation .....................      8,255          --          --
Repayment from (loan to) former subsidiary .......................         --       1,000      (3,000)
Loan to buyer of discontinued operation ..........................     (1,370)         --          --
Other, net .......................................................         20         179          89
Discontinued operations - investing activities ...................         33        (222)       (464)
                                                                     --------    --------    --------
      Net cash provided by (used in) investing activities ........      3,883      (1,932)    (13,994)
                                                                     --------    --------    --------
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt .........................     24,675         151         176
Repayment of long-term debt ......................................     (2,709)       (265)       (204)
Net borrowing of short-term debt .................................      2,399       1,295       1,918
Payment for deferred financing fees ..............................     (4,591)         --          --
Capital contributions ............................................         --      10,000       7,117
Discontinued operations - financing activities ...................      1,139       1,185      (1,510)
                                                                     --------    --------    --------
      Net cash provided by financing activities ..................     20,913      12,366       7,497
                                                                     --------    --------    --------
Effects of exchange rate changes on cash and cash equivalents ....        300         677         675
                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents .............      4,869      (5,699)      1,523
Cash and cash equivalents - beginning of period ..................     18,557      24,256      22,733
                                                                     --------    --------    --------
Cash and cash equivalents - end of period ........................   $ 23,426    $ 18,557    $ 24,256
                                                                     ========    ========    ========
Supplemental Cash Flow Information:
Cash (received) paid for income taxes ............................   $   (111)   $  1,806    $    434
                                                                     ========    ========    ========
Cash paid for interest ...........................................   $ 17,241    $ 13,590    $ 13,607
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

1A.      Restatement of December 31, 2002 Consolidated Statement of Operations

      As more fully described in Note 3 to the consolidated financial statements, in 2002 the Company recognized a gain on the extinguishment of debt (such gain was not taxable). Following the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145") in 2003, such gain, which the Company had previously recorded as an extraordinary item, should have been reclassified as a component of loss before income tax provision, minority interest and discontinued operations. The Company has restated its previously issued consolidated statement of operations for the year ended December 31, 2002 to report such gain in accordance with the provisions of SFAS No. 145.

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
                                                         =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

3.   Extinguishment of Debt

     Effective December 31, 2002, the Company sold all of its ownership interests in manufacturing facilities in Nuremberg, Germany, as well as several sales offices in Europe. In conjunction with the sale, the Company received $4,600,000 in face amount of Metallurg Holdings' Senior Discount Notes from the purchaser. The acquired Senior Discount Notes had a book value on that date of $4,302,000. On a consolidated basis the Company wrote off $74,000 of related deferred issuance costs and recognized a gain on the extinguishment of debt of $2,227,000 (such gain was not taxable).

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
                                                             ========   ========

Senior Discount Notes

     In July 1998, Metallurg Holdings received approximately $62,900,000 net proceeds upon consummation of the offering of the Senior Discount Notes. On October 17, 2000, Metallurg, Inc. completed the purchase of $76,065,000 in face amount of the Senior Discount Notes of Metallurg Holdings, its parent company, for $19,714,000 in cash. On December 31, 2002, Metallurg, Inc. acquired an additional $4,600,000 in face amount of the Senior Discount Notes in conjunction with the sale of certain subsidiaries. See "Note 3. Extinguishment of Debt".

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Item 9a. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to ensure that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company's disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met.

      The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation and the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures as of December 31, 2004, were not effective at a reasonable assurance level.

      Effective December 31, 2002, the Company sold all of its ownership interests in manufacturing facilities in Nuremberg, Germany, as well as several sales offices in Europe. In conjunction with the sale, the Company received $4,600,000 in face amount of the Company's Senior Discount Notes from the purchaser. The acquired Senior Discount Notes had a book value on that date of $4,302,000. On a consolidated basis the Company wrote off $74,000 of related deferred issuance costs and recognized an extraordinary gain on the extinguishment of debt of $2,227,000.

      On June 8, 2005, the Board of Directors of the Company determined, upon the recommendation of management of the Company that, following the adoption of SFAS No. 145 in 2003, such gain on the extinguishment of debt which had been originally classified as an extraordinary item should have been reclassified as a component of loss before income tax provision, minority interest and discontinued operations. The Board of Directors therefore determined, upon the recommendation of the management of the Company, to revise the classification of the extinguishment of debt in the Company's consolidated statement of operations for the fiscal year ended December 31, 2002 pursuant to SFAS No. 145 and to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to reflect such restatement and to include related disclosures. The restatement did not affect the Company's total revenue, operating loss, net loss, cash flows or shareholders' deficit for that period. The Company discussed its conclusion with its independent registered public accounting firm, PricewaterhouseCoopers LLP.

      The Company is not an "accelerated filer" within the SEC reporting rules and as a result, is not required to include in this Form 10-K/A management's assessment of the effectiveness of its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

      The restatement of financial statements is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles relative to reporting gains and losses from extinguishment of debt. Specifically, the Company did not maintain effective controls over the review and analysis of a new accounting standard to ensure the proper classification, upon adoption of SFAS No. 145 in 2003, of the gain on the extinguishment of debt, which had been originally classified in 2002 as an extraordinary item, as a component of loss before income tax provision, minority interest and discontinued operations as required by generally accepted accounting principles. This control deficiency resulted in a restatement of the Company's consolidated statement of operations for 2002. Accordingly, management determined that, despite the fact that there is no effect on total revenue, operating loss, net loss, cash flows or shareholders' deficit for that period, this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

      There was no change in the Company's internal control over financial reporting during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

21.1      Subsidiaries of Metallurg Holdings, Inc.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized as of the 14th day of June 2005.

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

          Signature                            Title(s)                      Date
          ---------                            --------                      ----


  /s/ HEINZ C. SCHIMMELBUSCH    President, Chief Executive Officer      June 14, 2005
-----------------------------   and Director
    Heinz C. Schimmelbusch


    /s/ ARTHUR R. SPECTOR       Director and Executive Vice President   June 14, 2005
-----------------------------   (Principal Financial Officer and
      Arthur R. Spector         Principal Accounting Officer)


      /s/ SAMUEL A. PLUM        Director                                June 14, 2005
-----------------------------
        Samuel A. Plum

                           STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as....................    'L'