Form 10-Q
period 2005-06-30
METALLURG HOLDINGS INC
filed 2005-08-11
CIK 1067054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 333-60077

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]*

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

     There are no common equity securities of the registrant outstanding. At August 11, 2005, the outstanding capital of Metallurg Holdings, Inc. was comprised of 5,202.335 shares of Series A Voting Convertible Preferred Stock and 4,524 shares of Series B Non-Voting Convertible Preferred Stock, $.01 par value.

     *The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------

Part I.    FINANCIAL INFORMATION:

           Item 1 - Financial Statements (Unaudited)

                    Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                    for the Quarters and Two Quarters Ended June 30, 2005 and 2004....................         2

                    Condensed Consolidated Balance Sheets at June 30, 2005 and
                    December 31, 2004.................................................................         3

                    Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June
                    30, 2005 and 2004.................................................................         4

                    Notes to Unaudited Condensed Consolidated Financial Statements....................      5-16

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.....................................................................     17-25

           Item 3 - Quantitative and Qualitative Disclosure About Market Risk.........................        26

           Item 4 - Controls and Procedures...........................................................        26

Part II.   OTHER INFORMATION:

           Item 5 - Other information.................................................................        26

           Item 6 - Exhibits..........................................................................        26

           SIGNATURES.................................................................................        27

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (In thousands)

                                                         Quarters Ended      Two Quarters Ended
                                                            June 30,              June 30,
                                                       ------------------   -------------------
                                                         2005       2004      2005       2004
                                                       --------   -------   --------   --------
Total revenue ......................................   $148,157   $88,108   $270,353   $163,658
                                                       --------   -------   --------   --------
Operating costs and expenses:
   Cost of sales ...................................    108,252    76,700    203,613    144,934
   Selling, general and administrative expenses ....     10,629     8,210     19,843     15,177
   Restructuring charges ...........................         --       500         --        597
                                                       --------   -------   --------   --------
   Total operating costs and expenses ..............    118,881    85,410    223,456    160,708
                                                       --------   -------   --------   --------
      Operating income .............................     29,276     2,698     46,897      2,950

Other income (expense):
   Other income, net ...............................         39        39         55         87
   Interest expense, net ...........................     (6,192)   (4,847)   (12,296)    (9,083)
                                                       --------   -------   --------   --------
Income (loss) before income tax provision,
   minority interest and discontinued operations ...     23,123    (2,110)    34,656     (6,046)
Income tax provision ...............................     (3,885)     (690)    (6,547)      (786)
Minority interest ..................................         (6)      (37)       (24)         2
                                                       --------   -------   --------   --------
      Income (loss) from continuing operations .....     19,232    (2,837)    28,085     (6,830)
                                                       --------   -------   --------   --------
Income from discontinued operations, net of tax
   of $171 .........................................         --        --         --        338
Loss on sale of discontinued operations, net of
   tax of $0 .......................................         --        --         --     (1,162)
                                                       --------   -------   --------   --------
      Discontinued operations ......................         --        --         --       (824)
                                                       --------   -------   --------   --------
      Net income (loss) ............................     19,232    (2,837)    28,085     (7,654)

Other comprehensive (loss) income:
   Foreign currency translation adjustment .........        (35)     (236)      (123)     2,877
   Deferred (loss) gain on derivatives, net ........        (34)     (234)       365        633
                                                       --------   -------   --------   --------
      Comprehensive income (loss) ..................   $ 19,163   $(3,307)  $ 28,327   $ (4,144)
                                                       ========   =======   ========   ========

      See notes to unaudited condensed consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 30,    December 31,
                                                                   2005          2004
                                                               -----------   ------------
                                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...............................    $ 46,774      $  23,426
   Accounts receivable, net ................................      63,119         45,944
   Inventories .............................................      83,910         62,551
   Prepaid expenses and other current assets ...............       9,063         12,432
                                                                --------      ---------
      Total current assets .................................     202,866        144,353
Property, plant and equipment, net .........................      50,082         52,502
Other assets ...............................................      22,070         22,475
                                                                --------      ---------
      Total ................................................    $275,018      $ 219,330
                                                                ========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Short-term debt and current portion of long-term debt ...    $ 13,280      $  11,870
   Accounts payable ........................................      54,167         32,411
   Other current liabilities ...............................      24,544         19,496
                                                                --------      ---------
      Total current liabilities ............................      91,991         63,777
                                                                --------      ---------
Long-term Liabilities:
   Long-term debt ..........................................     185,957        186,138
   Accrued pension liabilities .............................      24,729         24,523
   Environmental liabilities, net ..........................      17,228         19,202
   Other liabilities .......................................       2,307          2,041
                                                                --------      ---------
      Total long-term liabilities ..........................     230,221        231,904
                                                                --------      ---------
      Total liabilities ....................................     322,212        295,681
                                                                --------      ---------
Commitments and Contingencies ..............................
Minority Interest ..........................................         612            652
                                                                --------      ---------
Shareholders' Deficit:
   Additional paid-in capital ..............................      60,781         59,911
   Accumulated other comprehensive loss ....................     (16,323)       (16,565)
   Accumulated deficit .....................................     (92,264)      (120,349)
                                                                --------      ---------
      Total shareholders' deficit ..........................     (47,806)       (77,003)
                                                                --------      ---------
      Total ................................................    $275,018      $ 219,330
                                                                ========      =========

      See notes to unaudited condensed consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                   Two Quarters Ended
                                                                                        June 30,
                                                                                  -------------------
                                                                                    2005       2004
                                                                                  --------   --------
Cash Flows from Operating Activities:
Net income (loss) .............................................................   $ 28,085   $ (7,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Depreciation and amortization ..............................................      4,505      3,848
   Deferred income taxes ......................................................        962       (421)
   Interest expense paid-in-kind ..............................................      2,722      1,140
   Restructuring charges ......................................................         --        597
   Loss on sale of discontinued operations ....................................         --      1,162
   Change in operating assets and liabilities:
      Increase in accounts receivable .........................................    (17,193)    (9,371)
      Increase in inventories .................................................    (21,358)   (18,030)
      Decrease (increase) in other current assets .............................      3,495     (3,100)
      Increase in accounts payable and other current liabilities ..............     27,715      6,133
      Environmental payments ..................................................     (2,378)    (1,613)
      Restructuring payments ..................................................       (113)    (2,048)
      Other assets and liabilities, net .......................................     (1,226)       (18)
Discontinued operations - operating activities ................................         --       (719)
                                                                                  --------   --------
         Net cash provided by (used in) operating activities ..................     25,216    (30,094)
                                                                                  --------   --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ....................................     (1,243)      (765)
Proceeds from sale of discontinued operations .................................         --      8,275
Other, net ....................................................................        566     (1,370)
Discontinued operations - investing activities ................................         --         33
                                                                                  --------   --------
         Net cash (used in) provided by investing activities ..................       (677)     6,173
                                                                                  --------   --------
Cash Flows from Financing Activities:
Repayment of long-term debt, net ..............................................       (590)      (417)
(Repayment) borrowings of short-term debt, net ................................       (486)    15,732
Payment for deferred financing fees ...........................................        (38)        --
Restricted cash deposited to collateralize revolving credit facility ..........         --     (7,000)
Discontinued operations - financing activities ................................         --      1,139
                                                                                  --------   --------
         Net cash (used in) provided by financing activities ..................     (1,114)     9,454
                                                                                  --------   --------
Effects of exchange rate changes on cash and cash equivalents .................        (77)       237
                                                                                  --------   --------
Net increase (decrease) in cash and cash equivalents ..........................     23,348    (14,230)
Cash and cash equivalents - beginning of period ...............................     23,426     18,557
                                                                                  --------   --------
Cash and cash equivalents - end of period .....................................   $ 46,774   $  4,327
                                                                                  ========   ========

       See notes to unaudited condensed consolidated financial statements.

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Metallurg Holdings, Inc. ("Metallurg Holdings") and its majority-owned subsidiaries (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Accounting Principles Board Opinion No. 28 and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

2. Stock-Based Compensation

     Metallurg Holdings' operating subsidiary, Metallurg, Inc. ("Metallurg") accounts for its stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under this plan had an exercise price at least equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income of the Company if Metallurg had applied the fair value measurement and recognition methods prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to record expense for stock option compensation (in thousands):

                                                         Quarters Ended    Two Quarters Ended
                                                            June 30,            June 30,
                                                       -----------------   ------------------
                                                         2005      2004      2005      2004
                                                       -------   -------   -------   -------
Net income (loss), as reported......................   $19,232   $(2,837)  $28,085   $(7,654)
Less: Compensation expense for option awards
   determined by the fair value based method,
   net of related tax effects ......................         6        11        14        21
                                                       -------   -------   -------   -------
     Pro forma net income (loss) ...................   $19,226   $(2,848)  $28,071   $(7,675)
                                                       =======   =======   =======   =======

     Beginning January 1, 2006, the Company will record compensation expense based on the fair value of the stock options granted for all new grants in accordance with SFAS No. 123R, "Share-Based Payment".

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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Segments and Related Information - (Continued)

                                                                                Intersegment   Consolidated
                                         LSM        SMC       CIF      Other    Eliminations      Totals
                                      --------   --------   -------   -------   ------------   ------------
Quarter Ended June 30, 2005
Revenue from external customers....   $ 65,252   $ 66,492   $15,392   $ 1,021                    $148,157
Intergroup revenue.................      7,387        485     3,239     3,088     $(14,199)            --
Net income ........................      4,030     14,797       872    30,549      (31,016)        19,232

Quarter Ended June 30, 2004
Revenue from external customers....    $41,265   $ 36,023   $ 8,513   $ 2,307                    $ 88,108
Intergroup revenue.................      8,765        610     2,643     2,452     $(14,470)            --
Net income (loss)..................        519      1,509       378    (1,110)      (4,133)        (2,837)

Two Quarters Ended June 30, 2005
Revenue from external customers....   $117,443   $121,089   $29,737   $ 2,084                    $270,353
Intergroup revenue.................     14,169      1,026     6,096     5,129     $(26,420)            --
Net income ........................      5,587     24,576     1,259    42,870      (46,207)        28,085

Two Quarters Ended June 30, 2004
Revenue from external customers....   $ 76,699   $ 65,206   $15,451   $ 6,302                    $163,658
Intergroup revenue.................     16,348      1,879     5,545     4,480     $(28,252)            --
Net income (loss) .................        832      1,246       592    (2,496)      (7,828)        (7,654)

5. Inventories

     Inventories consist of the following (in thousands):

                                                       June 30,   December 31,
                                                         2005         2004
                                                       --------   ------------
Raw materials.......................................    $36,488      $19,973
Work in process.....................................        942          787
Finished goods......................................     44,634       40,474
Other...............................................      1,846        1,317
                                                        -------      -------
   Total............................................    $83,910      $62,551
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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

7. Retirement Plans

     Metallurg maintains defined benefit plans for its employees in the U.S. and the U.K. Net pension cost for these plans consisted of the following for the quarters and two quarters ended June 30, 2005 and 2004, respectively (in thousands):

                                                  U.S. Plans            Non-U.S. Plans
                                           Quarters ended June 30,   Quarters ended June 30,
                                           -----------------------   -----------------------
                                                 2005    2004             2005      2004
                                                -----   -----           -------   -------
Components of net periodic benefit cost:
   Service cost.........................        $ 137   $ 122           $   758   $   693
   Interest cost........................          334     329             1,658     1,515
   Expected return on plan assets.......         (369)   (348)           (1,797)   (1,498)
   Net amortization and deferral........           80      71               426       576
                                                -----   -----           -------   -------
      Total net periodic benefit cost...        $ 182   $ 174           $ 1,045   $ 1,286
                                                =====   =====           =======   =======

                                                    U.S. Plans                  Non-U.S. Plans
                                           Two Quarters ended June 30,   Two Quarters ended June 30,
                                           ---------------------------   ---------------------------
                                                   2005    2004                 2005      2004
                                                  -----   -----               -------   -------
Components of net periodic benefit cost:
   Service cost.........................          $ 269   $ 245               $ 1,516   $ 1,398
   Interest cost........................            666     659                 3,316     3,060
   Expected return on plan assets.......           (738)   (697)               (3,594)   (3,026)
   Net amortization and deferral........            152     142                   957     1,164
                                                  -----   -----               -------   -------
      Total net periodic benefit cost...          $ 349   $ 349               $ 2,195   $ 2,596
                                                  =====   =====               =======   =======

     As of June 30, 2005, $118,000 of contributions have been made for U.S. plans and $2,735,000 of contributions have been made for non-U.S. plans. Metallurg presently anticipates contributing an additional $172,000 to fund its U.S. plans and $2,274,000 to fund its non-U.S. plans in 2005.

     On June 1, 2005, Metallurg entered into a Supplemental Executive Retirement Plan (the "SERP") with Eric E. Jackson, Metallurg's President and Chief Operating Officer. Pursuant to the terms of the SERP, Mr. Jackson will earn additional retirement benefits for continued service with Metallurg. The maximum retirement benefit payment under the SERP is $252,000 per annum reduced by Mr. Jackson's retirement benefit as determined in accordance with The Pension Plan of Metallurg, Inc. and payable from age 65 until age 88. The maximum retirement benefit payment will also be reduced in the case of the commencement of benefit payments prior to age 65 as a result of early termination and/or early retirement of Mr. Jackson. At June 1, 2005, Metallurg recorded a prior service cost and a pension liability of $516,000. Metallurg has no obligation to fund this additional benefit under the SERP agreement.

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

10. Supplemental Guarantor Information

     In November 1997, Metallurg, Inc. issued $100 million principal amount of its 11% Senior Notes due 2007 (the "Senior Notes"). Under the terms of the Senior Notes, SMC, Metallurg Holdings Corporation, Metallurg Services, Inc., Metallurg International Resources, LLC and MIR (China), Inc. (collectively, the "Guarantors"), wholly-owned subsidiaries of Metallurg, Inc., have fully and unconditionally guaranteed on a joint and several basis Metallurg, Inc.'s obligations to pay principal, premium and interest relative to the Senior Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to potential investors and, accordingly, such financial statements are not provided. Supplemental financial information of the Guarantors is presented below.

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                           Quarter Ended June 30, 2005
                                 (In thousands)

                                                                     Combined        Combined
                                                                     Guarantor    Non-Guarantor
                                                 Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                 ---------------   ------------   -------------   ------------   ------------
Total revenue ................................                       $66,977         $94,774        $(13,594)     $ 148,157
                                                                     -------         -------        --------      ---------
Operating costs and expenses:
   Cost of sales .............................                        39,595          82,228         (13,571)       108,252
   Selling, general and administrative
      expenses ...............................       $ 2,627           2,971           5,005              --         10,603
                                                     -------         -------         -------        --------      ---------
      Total operating costs and expenses .....         2,627          42,566          87,233         (13,571)       118,855
                                                     -------         -------         -------        --------      ---------
      Operating (loss) income ................        (2,627)         24,411           7,541             (23)        29,302
Other:
   Other income, net .........................        (1,391)          1,391              39              --             39
   Interest (expense) income, net ............        (3,601)             78          (1,089)             --         (4,612)
   Equity in earnings of subsidiaries ........        21,413           4,678           4,902         (30,993)            --
                                                     -------         -------         -------        --------      ---------
      Income before income tax benefit
         (provision) and minority interest ...        13,794          30,558          11,393         (31,016)        24,729
Income tax benefit (provision) ...............         7,044          (9,083)         (1,846)             --         (3,885)
Minority interest ............................            --              --              (6)             --             (6)
                                                     -------         -------         -------        --------      ---------
      Net income .............................       $20,838         $21,475         $ 9,541        $(31,016)     $  20,838
                                                     =======         =======         =======        ========      =========

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

                                                                   Combined        Combined
                                                                   Guarantor    Non-Guarantor
                                               Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------------   ------------   -------------   ------------   ------------
Total revenue ..............................                       $37,974         $64,151        $(14,017)      $88,108
                                                                   -------         -------        --------       -------
Operating costs and expenses:
   Cost of sales ...........................                        33,445          57,097         (13,842)       76,700
   Selling, general and administrative
      expenses .............................       $ 1,752           2,242           4,210              --         8,204
   Restructuring charges ...................            --              --             500              --           500
                                                   -------         -------         -------        --------       -------
      Total operating costs and expenses ...         1,752          35,687          61,807         (13,842)       85,404
                                                   -------         -------         -------        --------       -------
      Operating (loss) income ..............        (1,752)          2,287           2,344            (175)        2,704
Other:
   Other income, net .......................            --              --              39              --            39
   Interest expense, net ...................        (2,542)            (68)           (861)             --        (3,471)
   Equity in earnings of subsidiaries ......         2,444             617             897          (3,958)           --
                                                   -------         -------         -------        --------       -------
      (Loss) income before income tax
         benefit (provision) and minority
         interest ..........................        (1,850)          2,836           2,419          (4,133)         (728)
Income tax benefit (provision) .............           395            (439)           (646)             --          (690)
Minority interest ..........................            --              --             (37)             --           (37)
                                                   -------         -------         -------        --------       -------
      Net (loss) income ....................       $(1,455)        $ 2,397         $ 1,736        $ (4,133)      $(1,455)
                                                   =======         =======         =======        ========       =======

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Operations (Unaudited)
                        Two Quarters Ended June 30, 2005
                                 (In thousands)

                                                                   Combined        Combined
                                                                   Guarantor    Non-Guarantor
                                               Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------------   ------------   -------------   ------------   ------------
Total revenue ..............................                       $122,115       $173,401        $(25,163)      $270,353
                                                                   --------       --------        --------       --------
Operating costs and expenses:
   Cost of sales ...........................                         75,975        152,469         (24,831)       203,613
   Selling, general and administrative
      expenses .............................       $ 4,404            6,347          9,057              --         19,808
                                                   -------         --------       --------        --------       --------
      Total operating costs and expenses ...         4,404           82,322        161,526         (24,831)       223,421
                                                   -------         --------       --------        --------       --------
      Operating (loss) income ..............        (4,404)          39,793         11,875            (332)        46,932
Other:
   Other (loss) income, net ................        (1,391)           1,391             55              --             55
   Interest expense, net ...................        (6,988)            (134)        (2,038)             --         (9,160)
   Equity in earnings of subsidiaries ......        32,890            6,139          6,846         (45,875)            --
                                                   -------         --------       --------        --------       --------
      Income before income tax benefit
        (provision) and minority interest ..        20,107           47,189         16,738         (46,207)        37,827
Income tax benefit (provision) .............        11,149          (14,223)        (3,473)             --         (6,547)
Minority interest ..........................            --               --            (24)             --            (24)
                                                   -------         --------       --------        --------       --------
      Net income ...........................       $31,256         $ 32,966       $ 13,241        $(46,207)      $ 31,256
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

                                                                       Combined        Combined
                                                                       Guarantor    Non-Guarantor
                                                   Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   ---------------   ------------   -------------   ------------   ------------
Total revenue ..................................                        $70,708        $119,787       $(26,837)      $163,658
                                                                        -------        --------       --------       --------
Operating costs and expenses:
   Cost of sales ...............................                         63,674         107,503        (26,243)       144,934
   Selling, general and administrative
      expenses .................................       $ 3,045            4,069           8,054             --         15,168
   Restructuring charges .......................            --               --             597             --            597
                                                       -------          -------        --------       --------       --------
      Total operating costs and expenses .......         3,045           67,743         116,154        (26,243)       160,699
                                                       -------          -------        --------       --------       --------
      Operating (loss) income ..................        (3,045)           2,965           3,633           (594)         2,959
Other:
   Other income, net ...........................            --               --              87             --             87
   Interest (expense) income, net ..............        (4,735)              66          (1,723)            --         (6,392)
   Equity in earnings of subsidiaries ..........         2,003            3,469           1,762         (7,234)           --
                                                       -------          -------        --------       --------       --------
      (Loss) income before income tax
         benefit (provision), minority
         interest and discontinued operations ..        (5,777)           6,500           3,759         (7,828)        (3,346)
Income tax benefit (provision) .................           853             (935)           (704)            --           (786)

Minority interest ..............................            --               --               2             --              2
                                                       -------          -------        --------       --------       --------
      (Loss) income from continuing
         operations ............................        (4,924)           5,565           3,057         (7,828)        (4,130)
Discontinued operations ........................           (30)          (3,577)          2,783             --           (824)
                                                       -------          -------        --------       --------       --------
      Net (loss) income ........................       $(4,954)         $ 1,988        $  5,840       $ (7,828)      $ (4,954)
                                                       =======          =======        ========       ========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                Condensed Consolidating Balance Sheet (Unaudited)
                                  June 30, 2005
                                 (In thousands)

                                                                       Combined        Combined
                                                                       Guarantor    Non-Guarantor
                                                   Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents ...................       $ 37,682        $    122       $  8,616                       $ 46,420
   Accounts receivable, net ....................          2,402          35,513         53,382       $ (28,095)        63,202
   Inventories .................................             --          50,601         34,409          (1,100)        83,910
   Prepaid expenses and other current assets ...          6,198           1,123          7,237          (5,495)         9,063
                                                       --------        --------       --------       ---------       --------
      Total current assets .....................         46,282          87,359        103,644         (34,690)       202,595
Investments - intergroup .......................         88,863          17,580         48,207        (154,650)            --
Property, plant and equipment, net .............            103          18,843         31,136              --         50,082
Other assets ...................................         13,031          32,120          8,875         (32,394)        21,632
                                                       --------        --------       --------       ---------       --------
      Total ....................................       $148,279        $155,902       $191,862       $(221,734)      $274,309
                                                       ========        ========       ========       =========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt ...........................       $  3,000                       $ 10,280                       $ 13,280
   Accounts payable ............................         12,371        $ 33,404         36,440       $ (28,095)        54,120
   Other current liabilities ...................          3,300          15,638          8,393          (5,495)        21,836
                                                       --------        --------       --------       ---------       --------
      Total current liabilities ................         18,671          49,042         55,113         (33,590)        89,236
                                                       --------        --------       --------       ---------       --------
Long-term Liabilities:
   Long-term debt ..............................        121,922              --         17,102              --        139,024
   Accrued pension liabilities .................          5,813             769         18,147              --         24,729
   Environmental liabilities, net ..............             --          17,228             --              --         17,228
   Other liabilities ...........................            700              --         34,001         (32,394)         2,307
                                                       --------        --------       --------       ---------       --------
      Total long-term liabilities ..............        128,435          17,997         69,250         (32,394)       183,288
                                                       --------        --------       --------       ---------       --------
      Total liabilities ........................        147,106          67,039        124,363         (65,984)       272,524
                                                       --------        --------       --------       ---------       --------
Minority interest ..............................             --              --            612              --            612
Shareholder's Equity:
   Common stock ................................             50           1,207        109,119        (110,326)            50
   Due from parent company .....................         (2,238)             --             --              --         (2,238)
   Additional paid-in capital ..................         46,489         123,864          7,076        (130,940)        46,489
   Accumulated other comprehensive loss ........        (16,726)        (13,641)       (24,519)         38,160        (16,726)
   Accumulated deficit .........................        (26,402)        (22,567)       (24,789)         47,356        (26,402)
                                                       --------        --------       --------       ---------       --------
      Total shareholder's equity ...............          1,173          88,863         66,887        (155,750)         1,173
                                                       --------        --------       --------       ---------       --------
      Total ....................................       $148,279        $155,902       $191,862       $(221,734)      $274,309
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

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
                Condensed Consolidating Balance Sheet (Unaudited)
                                December 31, 2004
                                 (In thousands)

                                                                       Combined        Combined
                                                                       Guarantor    Non-Guarantor
                                                   Metallurg, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   ---------------   ------------   -------------   ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents ...................       $ 19,384        $  1,498        $  2,179                      $ 23,061
   Accounts receivable, net ....................         22,169          20,357          45,934      $ (42,436)        46,024
   Inventories .................................             --          31,708          31,611           (768)        62,551
   Prepaid expenses and other current assets ...          2,372           5,850          11,095         (6,885)        12,432
                                                       --------        --------        --------      ---------       --------
      Total current assets .....................         43,925          59,413          90,819        (50,089)       144,068
Investments - intergroup .......................         58,161          11,199          41,058       (110,418)            --
Property, plant and equipment, net .............            128          19,438          32,936             --         52,502
Other assets ...................................         12,635          39,885           9,732        (40,256)        21,996
                                                       --------        --------        --------      ---------       --------
      Total ....................................       $114,849        $129,935        $174,545      $(200,763)      $218,566
                                                       ========        ========        ========      =========       ========
LIABILITIES AND SHAREHOLDER'S (DEFICIT)
      EQUITY
Current Liabilities:
   Short-term debt and current portion of
      long-term debt ...........................       $  1,000                        $ 10,870                      $ 11,870
   Accounts payable ............................          4,939        $ 41,525          28,336      $ (42,436)        32,364
   Other current liabilities ...................          3,151          13,264           7,251         (6,885)        16,781
                                                       --------        --------        --------      ---------       --------
      Total current liabilities ................          9,090          54,789          46,457        (49,321)        61,015
                                                       --------        --------        --------      ---------       --------
Long-term Liabilities:
   Long-term debt ..............................        122,792              --          18,792             --        141,584
   Accrued pension liabilities .................          5,118             684          18,721             --         24,523
   Environmental liabilities, net ..............             --          19,202              --             --         19,202
   Other liabilities ...........................          8,300              --          33,997        (40,256)         2,041
                                                       --------        --------        --------      ---------       --------
      Total long-term liabilities ..............        136,210          19,886          71,510        (40,256)       187,350
                                                       --------        --------        --------      ---------       --------
      Total liabilities ........................        145,300          74,675         117,967        (89,577)       248,365
                                                       --------        --------        --------      ---------       --------
Minority interest ..............................             --              --             652             --            652

Shareholder's (Deficit) Equity:
   Common stock ................................             50           1,217         109,133       (110,350)            50
   Due from parent company .....................         (1,494)             --              --             --         (1,494)
   Additional paid-in capital ..................         45,619         127,457           7,076       (134,533)        45,619
   Accumulated other comprehensive loss ........        (16,968)        (13,883)        (25,064)        38,947        (16,968)
   Accumulated deficit .........................        (57,658)        (59,531)        (35,219)        94,750        (57,658)
                                                       --------        --------        --------      ---------       --------
      Total shareholder's (deficit) equity .....        (30,451)         55,260          55,926       (111,186)       (30,451)
                                                       --------        --------        --------      ---------       --------
      Total ....................................       $114,849        $129,935        $174,545      $(200,763)      $218,566
                                                       ========        ========        ========      =========       ========

             METALLURG HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

10. Supplemental Guarantor Information - (Continued)

                Metallurg, Inc. and its Consolidated Subsidiaries
           Condensed Consolidating Statement of Cash Flows (Unaudited)
                        Two Quarters Ended June 30, 2005
                                 (In thousands)

                                                                       Combined        Combined
                                                                       Guarantor    Non-Guarantor
                                                   Metallurg, Inc.   Subsidiaries    Subsidiaries   Consolidated
                                                   ---------------   ------------   -------------   ------------
Cash Flows from Operating Activities ...........      $(10,513)        $ 27,013        $10,220        $26,720
                                                      --------         --------        -------        -------
Cash Flows from Investing Activities:
Additions to property, plant and equipment .....            (5)            (239)          (999)        (1,243)
Other, net .....................................            --               --            566            566
                                                      --------         --------        -------        -------
      Net cash used in investing activities ....            (5)            (239)          (433)          (677)
                                                      --------         --------        -------        -------
Cash Flows from Financing Activities:
Intergroup borrowings (repayments) .............        26,260          (27,675)         1,415             --
Repayment of long-term debt ....................            --               --         (1,377)        (1,377)
Repayment of short-term debt, net ..............            --               --           (486)          (486)
Loan to parent company .........................          (744)              --             --           (744)
Intergroup dividends received (paid) ...........         3,300             (475)        (2,825)            --
                                                      --------         --------        -------        -------
   Net cash provided by (used in)
      financing activities .....................        28,816          (28,150)        (3,273)        (2,607)
                                                      --------         --------        -------        -------
 Effects of exchange rate changes on
   cash and cash equivalents ...................            --               --            (77)           (77)
                                                      --------         --------        -------        -------
Net increase (decrease) in cash and cash
   equivalents .................................        18,298           (1,376)         6,437         23,359

Cash and cash equivalents -
   beginning of period .........................        19,384            1,498          2,179         23,061
                                                      --------         --------        -------        -------
Cash and cash equivalents - end of period ......      $ 37,682         $    122        $ 8,616        $46,420
                                                      ========         ========        =======        =======

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

                                                                       Combined        Combined
                                                                       Guarantor    Non-Guarantor
                                                  Metallurg, Inc.    Subsidiaries    Subsidiaries   Consolidated
                                                  ---------------    ------------   -------------   ------------
Cash Flows from Operating Activities ..........       $(8,415)         $(8,243)       $(11,941)       $(28,599)
                                                      -------          -------        --------        --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ....           (64)            (225)           (476)           (765)
Other, net ....................................            --               --           6,938           6,938
                                                      -------          -------        --------        --------
      Net cash (used in) provided by
      investing activities ....................           (64)            (225)          6,462           6,173
                                                      -------          -------        --------        --------
Cash Flows from Financing Activities:
Intergroup (repayments) borrowings ............        (6,527)          16,115          (9,588)             --
Repayment of long-term debt ...................            --               --            (417)           (417)
Net short-term borrowings .....................        11,000               --           4,732          15,732
Loan to parent company ........................        (1,494)              --              --          (1,494)
Intergroup dividends received (paid) ..........         8,000           (7,730)           (270)             --
Restricted cash deposited to collateralize
   revolving credit facility ..................        (7,000)              --              --          (7,000)
Other, net ....................................            --               --           1,139           1,139
                                                      -------          -------        --------        --------
   Net cash provided by (used in)
      financing activities ....................         3,979            8,385          (4,404)          7,960
                                                      -------          -------        --------        --------
 Effects of exchange rate changes on
   cash and cash equivalents ..................            --               --             237             237
                                                      -------          -------        --------        --------
Net decrease in cash and cash equivalents .....        (4,500)             (83)         (9,646)        (14,229)
Cash and cash equivalents -
   beginning of period ........................         6,409              745          11,084          18,238
                                                      -------          -------        --------        --------
Cash and cash equivalents -
   end of period ..............................       $ 1,909          $   662        $  1,438        $  4,009
                                                      =======          =======        ========        ========

11. Subsequent Events

     On July 15, 2005, a related party bought a $1.1 million note from Metallurg Holdings with the proceeds of the interest payment due to them as a holder of Senior Discount Notes. In addition, the Company borrowed an additional $1.5 million from a related party in order to pay interest on the Senior Discount Notes held by third parties. These notes will be classified as long-term debt and are payable on July 15, 2008 along with interest accrued at 12 3/4% per annum.

     On August 1, 2005, Metallurg, Inc. prepaid its term loan with MHR Institutional Partners II LP, as agent ("MHR") with cash on hand. The total payment of $18.4 million included $15.0 million of original principal, $1.4 million of interest paid-in-kind and added to principal and $2.0 million of prepayment penalty. The Company continues to maintain the $21.0 million letter of credit facility under Facility A and its term loans under Facility B under the financing agreement with MHR.

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

     Overall operating conditions in each of these sectors have improved over the last year due to a rebound in general economic conditions worldwide and important changes in consumption patterns in China. The improved market conditions have contributed, along with certain production capacity reductions, to a tighter supply and demand balance for several of Metallurg's products. Additionally, a declining U.S. dollar caused prices for some of our products to rise as foreign competitors increased prices to offset the negative effect of the declining U.S. dollar. While we cannot predict demand or prices in the markets we serve, this discussion presents a general overview of each of our major market sectors.

     Demand from the aluminum market continued to improve from the low levels experienced in recent years, coinciding with increased global economic activity. On the supply side, a significant amount of excess and idle capacity exists in the aluminum master alloy industry. In the third quarter of 2004, Metallurg closed its master alloy facility in Norway to reduce excess capacity in the industry. Customers continue to be served from our facilities in the U.K. and Brazil. As a result of this closure and higher demand within the aluminum industry, pricing for our products has shown some improvement. Metallurg continues to seek higher prices for its major products and to implement cost reduction initiatives to enhance operating performance.

     The domestic steel industry continues to operate at moderately high levels of production and world steel production continues to grow at levels in excess of world GDP growth. Demand for ferrovanadium improved during 2004 and continues to be strong in 2005, driven by increasing world specialty steel production and increasing use of vanadium-bearing specialty steels in China, particularly for use in construction. The global supply/demand outlook for ferrovanadium has changed over the last few years, with Asia becoming a net importer of material instead of a net exporter. In the first quarter of 2004, we were successful in securing a significant long-term source of vanadium to improve capacity utilization and profitability. In April 2004, a labor strike affecting the ferrovanadium production facility in Cambridge, Ohio was settled with the ratification of a new three-year contract. The effects of securing new long-term raw materials arrangements, settling the labor strike and increased demand and pricing for ferrovanadium have improved profitability throughout 2004 and into 2005. During the fourth quarter of 2004 and continuing into the first half of 2005, market prices moved significantly higher. However, prices started decreasing at the end of the second quarter as customers used up stock and substituted for ferrovanadium with ferrocolumbium. We expect ferrovanadium prices to remain well above long-term historical trend levels throughout 2005. We expect that raw material costs for the production of ferrovanadium will rise in 2006, as some of our raw material contracts are referenced to historical market prices.

     The superalloy industry has rebounded from the low production levels of recent years. This increase is driven by higher military spending, increased production for energy related projects and improving commercial airliner build rates. Titanium prices increased significantly throughout 2004 and into 2005 due to higher demand, primarily in aerospace applications. However, at the end of the second quarter, ferrotitanium prices dropped quickly to near historical levels on seasonally weaker demand.

Results of Operations - The Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

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

                                                                            Intersegment
                                      LSM       SMC       CIF      Other    Eliminations   Consolidated
(In thousands)                      -------   -------   -------   -------   ------------   ------------
Quarter Ended June 30, 2005
Total revenue....................   $72,639   $66,977   $18,631   $ 4,109     $(14,199)      $148,157
Gross profit.....................     9,749    27,382     2,309       488          (23)        39,905
SG&A.............................     3,800     2,986       849     2,994           --         10,629
Operating income (loss)..........     5,949    24,396     1,460    (2,506)         (23)        29,276
Interest expense, net............      (299)     (378)     (336)   (5,179)          --         (6,192)
Income tax provision (benefit)...     1,653     9,221       252    (7,241)          --          3,885
Net income.......................     4,030    14,797       872    30,549      (31,016)        19,232

Quarter Ended June 30, 2004
Total revenue....................   $50,030   $36,633   $11,156   $ 4,759     $(14,470)       $88,108
Gross profit.....................     5,250     4,573     1,349       411         (175)        11,408
SG&A.............................     3,301     2,214       563     2,132           --          8,210
Operating income (loss)..........     1,439     2,359       786    (1,711)        (175)         2,698
Interest expense, net............      (360)     (400)     (272)   (3,815)          --         (4,847)
Income tax provision (benefit)...       543       450       136      (439)          --            690
Net income (loss)................       519     1,509       378    (1,110)      (4,133)        (2,837)

Total Revenue

     Consolidated total revenue increased by $60.0 million (68%) in the quarter ended June 30, 2005.

     LSM revenue for the quarter ended June 30, 2005 was $22.6 million (45%) higher than the quarter ended June 30, 2004. Sales of aluminum master alloys and compacted products increased by $5.5 million as a result of a 44% increase in selling prices. Sales of aluminum powder increased by $2.2 million as a result of a 16% increase in sales volume and a 15% increase in selling prices. Sales of chrome products increased by $1.4 million as a result of a 19% increase in selling prices. Sales of ferrotitanium were $13.3 million higher, due to a 185% increase in average unit selling prices partially offset by an 18% decrease in volume. The remaining increase in revenues of $0.2 million relates to other products.

     SMC revenue for the quarter ended June 30, 2005 was $30.3 million (83%) higher than the quarter ended June 30, 2004. Sales of vanadium products, produced in SMC's Ohio plant, increased by $30.8 million as a result of a 268% increase in selling prices. Sales of aluminum products decreased by $0.5 million as a result of a 13% decrease in volume.

     CIF revenue for the quarter ended June 30, 2005 was $7.5 million (67%) higher than the quarter ended June 30, 2004. Sales of aluminum master alloys and compacted products increased by $4.0 million as a result of a 30% increase in sales volume and a 20% increase in selling prices. Sales of tantalum products rose by $0.5 million, due to a 7% increase in sales volume and a 14% increase in selling prices. Sales of niobium products rose by $1.9 million due to a 61% increase in sales volume and a 34% increase in selling prices. The remaining increase in revenues of $1.1 million relates to other products.

Gross Profit

     Consolidated gross profit increased to $39.9 million (27% of total revenue) for the quarter ended June 30, 2005 from $11.4 million (13% of total revenue) for the quarter ended June 30, 2004.

     LSM gross profit for the quarter ended June 30, 2005 was $4.5 million (86%) higher than the quarter ended June 30, 2004. Gross profit from aluminum products increased by $3.0 million due to higher selling prices partially offset by increased unit costs. Gross profit from ferrotitanium improved by $4.1 million as a result of higher prices that were mostly offset by higher unit costs. These increases were partially offset by $2.6 million from higher overall plant operating costs and decreased profit on other products.

     SMC gross profit for the quarter ended June 30, 2005 was $22.8 million (499%) higher than the quarter ended June 30, 2004. Gross profit from vanadium products improved by $23.0 million as a result of an increase in average selling prices, partially offset by an increase in unit costs.

     CIF gross profit for the quarter ended June 30, 2005 increased by $1.0 million (71%) from the quarter ended June 30, 2004. Gross profit from tantalum and niobium products improved by $0.6 million as a result of an increase in average selling prices, mostly offset by an increase in unit costs.

Selling, General and Administrative Expenses ("SG&A")

     SG&A increased to $10.6 million (7% of total revenue) for the quarter ended June 30, 2005 compared to $8.2 million (9% of total revenue) for the quarter ended June 30, 2004. The dollar increase was due to higher bank charges of $0.6 million primarily associated with the MHR financing agreement, higher professional fees of $1.0 million principally related to a potential refinancing of debt and additional incentive compensation costs of $1.2 million associated with improved results. Other SG&A decreased by $0.4 million. The percentage decrease was due primarily to an increase in total revenue.

Operating Income (Loss)

     Operating income was $29.3 million for the quarter ended June 30, 2005 compared to $2.7 million for the quarter ended June 30, 2004 primarily due to the increase in gross profit offset by the increase in SG&A as described above.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                    Quarters Ended
                                       June 30,
                                  -----------------
                                    2005      2004
                                  -------   -------
Interest income................   $   377   $   258
Interest expense...............    (6,569)   (5,105)
                                  -------   --------
   Interest expense, net.......   $(6,192)  $(4,847)
                                  =======   ========

     The increase in interest expense, net for the quarter ended June 30, 2005 is due to the higher debt levels, higher effective interest rates and the amortization of debt issue costs associated with the MHR financing.

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                  Quarters Ended
                                     June 30,
                                  --------------
                                   2005     2004
                                  ------   -----
Total current..................   $3,778   $ 889
Total deferred.................      107    (199)
                                  ------   -----
   Income tax provision, net...   $3,885   $ 690
                                  ======   =====

     The difference between the statutory federal income tax rate and the Company's effective rate for the quarter ended June 30, 2005, is principally due to: (i) certain taxable temporary differences, which in other circumstances would have utilized a deferred tax benefit, but have been fully offset by the reversal of a portion of the valuation allowance; (ii) domestic state and local tax provision (net of federal tax benefit) and (iii) U.S. federal alternative minimum tax provision.

     The difference between the statutory federal income tax rate and the Company's effective rate for the quarter ended June 30, 2004, is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Income (Loss)

     The Company had net income of $19.2 million for the quarter ended June 30, 2005 compared to a net loss of $2.8 million for the quarter ended June 30, 2004 due to the higher operating income discussed above, offset by higher interest expense, net and higher provision for income taxes.

     Results of Operations - The Two Quarters Ended June 30, 2005 Compared to the Two Quarters Ended June 30, 2004

                                                                                Intersegment
(In thousands)                          LSM        SMC       CIF       Other    Eliminations   Consolidated
                                     --------   --------   -------   --------   ------------   ------------
Two Quarters Ended June 30, 2005
Total revenue ....................   $131,612   $122,115   $35,833   $  7,213     $(26,420)      $270,353
Gross profit .....................     15,466     46,140     4,492        974         (332)        66,740
SG&A .............................      6,695      6,379     1,599      5,170           --         19,843
Operating income (loss) ..........      8,771     39,761     2,893     (4,196)        (332)        46,897
Interest expense, net ............       (622)      (954)     (646)   (10,074)          --        (12,296)
Income tax provision (benefit) ...      2,593     14,231       988    (11,265)          --          6,547
Net income .......................      5,587     24,576     1,259     42,870      (46,207)        28,085

Two Quarters Ended June 30, 2004
Total revenue ....................   $ 93,047   $ 67,085   $20,996   $ 10,782     $(28,252)      $163,658
Gross profit .....................      8,900      6,751     2,329      1,338         (594)        18,724
SG&A .............................      6,184      4,018     1,089      3,886           --         15,177
Operating income (loss) ..........      2,109      2,733     1,240     (2,538)        (594)         2,950
Interest expense, net ............       (715)      (635)     (477)    (7,256)          --         (9,083)
Income tax provision (benefit) ...        632        852       171       (869)          --            786
Net income (loss) ................        832      1,246       592     (2,496)      (7,828)        (7,654)

Total Revenue

     Consolidated total revenue increased by $106.7 million (65%) in the two quarters ended June 30, 2005.

     LSM revenue for the two quarters ended June 30, 2005 was $38.6 million (41%) higher than the two quarters ended June 30, 2004. Sales of aluminum master alloys and compacted products increased by $10.0 million as a result of a 37% increase in selling prices. Sales of aluminum powder increased by $5.9 million as a result of a 27% increase in sales volume and a 17% increase in selling prices. Sales of chrome products increased by $2.4 million as a result of a 14% increase in selling prices. Sales of ferrotitanium were $18.8 million higher due to a 148% increase in average unit selling prices. The remaining increase in revenues of $1.5 million relates to other products.

     SMC revenue for the two quarters ended June 30, 2005 was $55.0 million (82%) higher than the two quarters ended June 30, 2004. Sales of vanadium products, produced in SMC's Ohio plant, increased by $52.8 million as a result of a 27% increase in sales volume and a 200% increase in selling prices. Sales of third party produced products increased by $3.2 million as a result of an increase in the selling price of chrome products. Other products sold by SMC had a decrease in revenues of $1.0 million.

     CIF revenue for the two quarters ended June 30, 2005 was $14.8 million (71%) higher than the two quarters ended June 30, 2004. Sales of aluminum master alloys and compacted products increased by $7.4 million as a result of a 27% increase in sales volume and a 21% increase in selling prices. Sales of tantalum products rose by $2.5 million, due to a 37% increase in sales volume and a 31% increase in selling prices. Sales of niobium products rose by $2.8 million due to a 77% increase in sales volume. The remaining increase in revenues of $2.1 million relates to other products.

Gross Profit

     Consolidated gross profit increased to $66.7 million (25% of total revenue) for the two quarters ended June 30, 2005 from $18.7 million (11% of total revenue) for the two quarters ended June 30, 2004.

     LSM gross profit for the two quarters ended June 30, 2005 was $6.6 million (74%) higher than the two quarters ended June 30, 2004. Gross profit from aluminum products increased by $5.3 million due to higher selling prices partially offset by increased unit costs. Gross profit from ferrotitanium improved by $4.2 million as a result of higher prices that were mostly offset by higher unit costs. These increases were partially offset by $2.9 million from higher overall plant operating costs and decreased profit on other products.

     SMC gross profit for the two quarters ended June 30, 2005 was $39.4 million (583%) higher than the two quarters ended June 30, 2004. Gross profit from vanadium products improved by $39.8 million as a result of an increase in average selling prices, partially offset by an increase in unit costs.

     CIF gross profit for the two quarters ended June 30, 2005 increased by $2.2 million (93%) from the two quarters ended June 30, 2004. Gross profit from tantalum and niobium products improved by $1.3 million as a result of an increase in average selling prices, partially offset by an increase in unit costs.

Selling, General and Administrative Expenses

     SG&A increased to $19.8 million (7% of total revenue) for the two quarters ended June 30, 2005 compared to $15.2 million (9% of total revenue) for the two quarters ended June 30, 2004. The dollar increase was due to higher bank charges of $1.1 million primarily associated with the MHR financing agreement, higher professional fees of $2.1 million primarily for compliance with the Sarbanes-Oxley Act of 2002 and amounts incurred in connection with a potential refinancing of debt and additional incentive compensation costs of $1.9 million associated with improved results. The percentage decrease was primarily due to an increase in total revenue.

Operating Income (Loss)

     Operating income was $46.9 million for the two quarters ended June 30, 2005 compared to $3.0 million for the two quarters ended June 30, 2004 primarily due to the increase in gross profit offset by the increase in SG&A as discussed above.

Interest Expense, Net

     Interest expense, net, was as follows (in thousands):

                                      Two Quarters Ended
                                           June 30,
                                     -------------------
                                       2005       2004
                                     --------   --------
Interest income...................   $    654   $   879
Interest expense..................    (12,950)   (9,962)
                                     --------   -------
   Interest expense, net..........   $(12,296)  $(9,083)
                                     ========   =======

     The increase in interest expense, net for the two quarters ended June 30, 2005 is due to the higher debt levels, higher effective interest rates and the amortization of debt issue costs associated with the MHR financing.

Income Tax Provision, Net

     Income tax provision, net of tax benefits, was as follows (in thousands):

                                     Two Quarters Ended
                                          June 30,
                                     ------------------
                                       2005     2004
                                      ------   ------
Total current.....................    $5,585   $1,207
Total deferred....................       962     (421)
                                      ------   ------
   Income tax provision, net......    $6,547   $  786
                                      ======   ======

     The difference between the statutory federal income tax rate and the Company's effective rate for the two quarters ended June 30, 2005, is principally due to: (i) certain taxable temporary differences, which in other circumstances would have utilized a deferred tax benefit, but have been fully offset by the reversal of a portion of the valuation allowance; (ii) domestic state and local tax provision (net of federal tax benefit) and (iii) U.S. federal alternative minimum tax provision.

     The difference between the statutory federal income tax rate and the Company's effective rate for the two quarters ended June 30, 2004 is principally due to: (i) certain deductible temporary differences, principally domestic net operating losses, which in other circumstances would have generated a deferred tax benefit, have been fully provided for in a valuation allowance; (ii) taxes paid on foreign dividends; and (iii) the excess of foreign tax rates over the statutory federal income tax rate.

Net Income (Loss)

     The Company had net income of $28.1 million for the two quarters ended June 30, 2005 compared to a net loss of $7.7 million for the two quarters ended June 30, 2004 due to the higher operating income discussed above, offset by higher interest expense, net and higher provision for income taxes. Net loss for the two quarters ended June 30, 2004 also included a net loss from discontinued operations of $0.8 million. See "Note 3. Discontinued Operations" to the Company's Consolidated Financial Statements.

Contractual Obligations

     During the six months ended June 30, 2005, there was no material change in our contractual obligations outside of the ordinary course of business.

Liquidity and Financial Resources

General

     The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under credit facilities. At June 30, 2005, the Company had $46.8 million in cash and cash equivalents and working capital of $110.9 million as compared to $23.4 million and $80.6 million, respectively, at December 31, 2004.

     Metallurg Holdings currently does not have sufficient cash on hand to make the interest payments due on the Senior Discount Notes. Metallurg, Inc. is not permitted to provide money to Metallurg Holdings to pay the interest on the Senior Discount Notes. On July 15, 2005, Metallurg Holdings received a loan from an affiliate of Safeguard International for $1.5 million in order to make the interest payment on the Senior Discount Notes to non-related parties. Metallurg Holdings' next interest payment to non-related parties is due January 15, 2006 in the amount of $1.5 million. In March 2005, Metallurg Holdings received a letter of support from Safeguard International assuring support to Metallurg Holdings in meeting its cash flow needs through at least May 31, 2006.

Cash Flow Information

     Cash Flows from Operating Activities - Cash provided by operating activities was $25.2 million for the two quarters ended June 30, 2005 compared to cash used by operating activities of $30.1 million for the two quarters ended June 30, 2004. This was a result of the improvement in net income to $28.1 million in 2005 from a net loss of $7.7 million in 2004 and a smaller increase in components of working capital of $17.0 million.

     Cash Flows from Investing Activities - Cash used in investing activities was $0.7 million for the two quarters ended June 30, 2005 compared to net cash provided by investing activities of $6.2 million for the two quarters ended June 30, 2004. In 2004, the sale of the South African sales office was partially offset by a loan provided to the buyer of that sales office.

     Cash Flows from Financing Activities - Cash used in financing activities was $1.1 million for the two quarters ended June 30, 2005, compared to cash provided by financing activities of $9.5 million for the two quarters ended June 30, 2004. In 2004, the Company received a net amount of $15.3 million from borrowings and had to deposit $7.0 million as cash collateral for its revolving credit facility.

Credit Facilities and Other Financing Arrangements

     Senior Discount Notes - The Company has not made any changes to the terms of its Senior Discount Notes described in its Annual Report on Form 10-K as of December 31, 2004.

     Senior Notes - Metallurg has not made any changes to the terms of its Senior Notes described in its Annual Report on Form 10-K as of December 31, 2004. In January 2005, Metallurg, Inc. loaned Metallurg Holdings, its parent company, $744,000 to pay interest on Metallurg Holdings' Senior Discount Notes held by non-related parties. This restricted payment was necessary as Metallurg Holdings did not have sufficient cash on hand to make its required interest payments and reduced Metallurg, Inc.'s ability to make restricted payments under its Senior Note indenture to $114,000.

     MHR Credit Facility - The Company has not made any changes to the terms of this facility described in its Annual Report on Form 10-K as of December 31, 2004. The total amount outstanding under this agreement is $19.2 million in loans and $20.8 million in letters of credit at June 30, 2005. On August 1, 2005, Metallurg, Inc. pre-paid its term loan with MHR. The total payment of $18.4 million included $15.0 million of original principal, $1.4 million of interest paid-in-kind that was added to principal and $2.0 million of prepayment penalty. The Company continues to maintain the letter of credit facility under Facility A and its term loans under Facility B under the financing agreement with MHR.

     LSM Revolving Credit Facilities - LSM increased the available borrowing amounts of these facilities to (pound)8.5 million ($15.3 million) in June 2005. No other changes were made to these facilities as described in Metallurg's Annual Report on Form 10-K as of December 31, 2004. At June 30, 2005, there were no borrowings outstanding under these facilities.

     LSM Term Loans - In January 2005, these loans were amended to denominate them in U.S. dollars on similar terms and conditions. The loan with Barclays Bank plc is for $10.5 million for a term of two years and three months and bears interest at 3-month U.S. dollar LIBOR plus 1.75%. LSM makes quarterly principal repayments of $0.3 million plus interest. At June 30, 2005, $9.9 million remains outstanding under this loan. The loan with HSBC Bank plc is for $10.5 million for a term of four and one-half years and bears interest at 3-month U.S. dollar LIBOR plus 1.65%. LSM makes quarterly principal repayments of $0.4 million plus interest. At June 30, 2005, $9.8 million remains outstanding under this loan. These term loan facilities are collateralized by the assets of LSM and require LSM to comply with various covenants, including the maintenance of minimum tangible net worth and interest coverage.

     Other - CIF maintains short-term secured and unsecured borrowing arrangements with various banks totaling $12.9 million. Borrowings under these arrangements aggregated $7.6 million at June 30, 2005 at a weighted-average interest rate of 9.6%.

Capital Expenditures

     The Company invested $1.2 million in capital projects during the two quarters ended June 30, 2005. The Company's capital expenditures include projects related to improving the Company's operations, productivity improvements, replacement projects and ongoing environmental requirements (which are in addition to expenditures discussed in "Environmental Remediation Costs" below). Capital expenditures are projected to total approximately $6.1 million for the year ended December 31, 2005. The Company believes approximately half of these capital expenditures will result in decreased costs of production, improved efficiency and expanded production capacities. The remaining planned capital expenditures are primarily for replacement and repairs of existing facilities. Although the Company has projected these items in the periods noted above, the Company has not committed purchases to vendors for all of these projects, as some projects remain contingent on final approvals and other conditions and the actual timing of expenditures may extend into future periods. The Company believes that these projects will be funded through existing and future internally generated cash and credit lines.

Environmental Remediation Costs

     Losses associated with environmental remediation obligations are accrued when such losses are deemed probable and reasonably estimable. Such accruals generally are recognized no later than the completion of the remedial feasibility study and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value. During the two quarters ended June 30, 2005, the Company paid $2.4 million for environmental remediation.

     In 1997, SMC entered into settlement agreements with various environmental regulatory authorities with regard to all of the significant environmental remediation liabilities of which it was aware. Pursuant to these agreements, SMC has agreed to perform environmental remediation, which, as of June 30, 2005, had an estimated net cost of completion of $18.7 million. Of this amount, the Company expects to spend $0.5 million in the remaining two quarters of 2005 (not including the settlement by SMC of certain environmental remediation obligations at its Newfield facility) and $3.3 million in 2006. These amounts have been accrued for in prior years and are reflected in the Company's consolidated balance sheet.

     While its remediation obligations and other environmental costs, in the aggregate, will reduce its liquidity, the Company believes its cash balances, cash from operations and cash available under its credit facilities are sufficient to fund its current and anticipated future requirements for environmental expenditures.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Refer to the Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which is incorporated by reference herein. Our exposure to market risks has not changed materially since December 31, 2004.

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

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

                                ITEM 6 - EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 11, 2005 on its behalf by the undersigned thereunto duly authorized.

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